Form 10-Q
period 2015-09-30
CSW INDUSTRIALS, INC.
filed 2015-11-16
CIK 1624794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      to                     .

Commission File No. 001-37454

CSW INDUSTRIALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2266942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Lyndon B. Johnson Freeway, Suite 1300, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 233-8242

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 6, 2015, there were 15,583,332 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.

FORM 10-Q

		Page No.
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2015 and 2014 (unaudited)	1
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Six Months Ended September 30, 2015 and 2014 (unaudited)	2
	Condensed Consolidated Balance Sheets – September 30, 2015 and March 31, 2015 (unaudited)	3
	Condensed Consolidated Statements of Equity – September 30, 2015 and March 31, 2015 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows – Six Months Ended September 30, 2015 and 2014 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29
Item 4.	Controls and Procedures.	29

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	30
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 3.	Defaults upon Senior Security.	30
Item 4.	Mine Safety Disclosures.	30
Item 5.	Other Information.	30
Item 6.	Exhibits.	30
SIGNATURES		31
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION

CSW INDUSTRIALS, INC.

Item 1. Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
(Amounts in thousands, except per share amounts)	2015	2014

Revenues, net	$83,744	$68,094
Cost of revenues	(42,901)	(34,919)

Gross profit	40,843	33,175
General and administrative expenses	(9,860)	(8,673)
Selling and distribution expenses	(9,556)	(10,640)
Research and development expenses	(649)	(1,451)
Impairment loss	—	(662)

Operating income	20,778	11,749
Interest expense, net	(832)	(178)
Other (expense) income, net	(113)	1,008

Income before income taxes	19,833	12,579
Provision for income taxes	(6,871)	(4,341)

Net income	$12,962	$8,238

Net earnings per common share:
Basic	$0.83	$0.53
Diluted	0.83	0.52

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,
(Amounts in thousands)	2015	2014

Net income	$12,962	$8,238
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $1,245 and $1,007, respectively	(2,312)	(1,912)
Cash flow hedging activity, net of taxes of $169	(313)	—
Pension and other postretirement effects, net of taxes of $(2,611)	4,848	—

Other comprehensive income (loss)	2,223	(1,912)

Comprehensive income	$15,185	$6,326

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands, except per share amounts)	2015	2014

Revenues, net	$172,654	$136,891
Cost of revenues	(91,367)	(69,919)

Gross profit	81,287	66,972
General and administrative expenses	(22,481)	(16,315)
Selling and distribution expenses	(21,851)	(21,206)
Research and development expenses	(1,889)	(2,897)
Impairment loss	—	(662)

Operating income	35,066	25,892
Interest expense, net	(1,499)	(346)
Other (expense) income, net	(178)	1,488

Income before income taxes	33,389	27,034
Provision for income taxes	(11,777)	(9,048)

Net income	$21,612	$17,986

Net earnings per common share:
Basic	$1.39	$1.15
Diluted	1.38	1.14

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2015	2014

Net income	$21,612	$17,986
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $663 and $300, respectively	(1,217)	(597)
Cash flow hedging activity, net of taxes of $(102)	215	—
Pension and other postretirement effects, net of taxes of $(2,611) and $73, respectively	4,848	(146)

Other comprehensive income (loss)	3,846	(743)

Comprehensive income	$25,458	$17,243

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share amounts)	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$53,945	$20,448
Restricted cash	—	2,385
Bank time deposits	7,006	9,248
Accounts receivable, net of allowance of $1,290 and $1,692, respectively	56,447	48,941
Inventories, net	55,055	47,175
Prepaid expenses and other current assets	11,973	6,812

Total current assets	184,426	135,009
Property, plant and equipment, net of accumulated depreciation of $55,774 and $52,954, respectively	60,265	56,837
Goodwill	55,730	40,645
Intangible assets, net	80,491	40,997
Other assets	12,683	13,033

Total assets	$393,595	$286,521

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,689	$8,960
Accrued and other current liabilities	18,339	16,001
Current portion of long-term debt	17,436	13,561

Total current liabilities	47,464	38,522
Long-term debt	76,738	13,143
Retirement benefits payable	1,644	22,545
Other long-term liabilities	14,886	7,710

Total liabilities	140,732	81,920
Equity:
Common shares, $0.01 par value	156	12
Shares authorized – 50,000
Shares issued – 15,583
Preferred shares, $0.01 par value	—	1,000
Shares authorized – 10,000
Shares issued – 0
Additional paid-in capital	29,058	7,810
Treasury shares, at cost	—	(2,712)
Retained earnings	230,096	208,784
Accumulated other comprehensive loss	(6,447)	(10,293)

Total equity	252,863	204,601

Total liabilities and equity	$393,595	$286,521

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Amounts in Thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Investment of Capital Southwest	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2015	$—	$—	$208,784	$6,110	$(10,293)	$204,601
Net income	—	—	21,612	—	—	21,612
Dividends	—	—	(300)	—	—	(300)
Other comprehensive income, net of tax	—	—	—	—	3,846	3,846
Effects of Share Distribution and contributions from Capital Southwest	156	29,058	—	(6,110)	—	23,104

Balance at September 30, 2015	$156	$29,058	$230,096	$—	$(6,447)	$252,863

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2015	2014
Cash flows from operating activities:
Net income	$21,612	$17,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,256	2,980
Amortization of intangible assets	3,293	2,267
Net gain on sales of property, plant and equipment	(203)	(1,711)
Impairment of assets	—	662
Pension plan curtailment benefit	(8,020)	—
Net deferred taxes	8,027	(687)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,178)	(1,205)
Inventories, net	477	(1,073)
Prepaid expenses and other current assets	(6,334)	(181)
Other assets	258	120
Accounts payable and accrued and other current liabilities	393	(1,071)
Retirement obligations and other liabilities	14	1,768

Net cash provided by operating activities	21,595	19,855

Cash flows from investing activities:
Capital expenditures	(3,192)	(6,350)
Proceeds from sale of assets held for investment	—	3,547
Proceeds from sale of assets	71	6,361
Net change in bank time deposits and restricted cash	4,440	719
Cash paid for acquisitions	(68,849)	(4,524)

Net cash used in investing activities	(67,530)	(247)

Cash flows from financing activities:
Borrowings on lines of credit	70,000	4,822
Repayments on lines of credit	(2,531)	(13,333)
Cash contribution from Capital Southwest	13,000	—
Dividends paid	(300)	(450)

Net cash provided by (used in) financing activities	80,169	(8,961)

Effect of exchange rate changes on cash and cash equivalents	(737)	(433)

Net increase in cash and cash equivalents	33,497	10,214
Cash and cash equivalents, beginning of period	20,448	15,411

Cash and cash equivalents, end of period	$53,945	$25,625

Supplemental non-cash disclosure:
Pension plan assets contributed by Capital Southwest	$10,357	$—

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” the “Company,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and deep domain expertise across three segments: Industrial Products; Coatings, Sealants and Adhesives; and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating and air conditioning (“HVAC”) and refrigeration applications, coatings and sealants and high performance specialty lubricants. Markets that we serve include plumbing, industrial, HVAC, energy, rail, architecturally specified building products, mining, and other general industrial markets.

The Share Distribution

On December 2, 2014, Capital Southwest Corporation (“Capital Southwest”) announced its plan to spin-off certain of its industrial products, coatings, sealants and adhesives and specialty chemicals businesses by means of a distribution of the outstanding shares of common stock of CSWI on a pro rata basis to holders of Capital Southwest common stock (the “Share Distribution”). The Share Distribution occurred on September 30, 2015, and CSWI became an independent, publicly traded company. Prior to the Share Distribution, Capital Southwest contributed to CSWI all of the outstanding capital stock of The RectorSeal Corporation (“RectorSeal”), The Whitmore Manufacturing Company (“Whitmore”), Jet-Lube, Inc. (“Jet-Lube”), Strathmore Holdings, LLC. (“Strathmore”), Balco, Inc. (“Balco”), Smoke Guard, Inc. (“Smoke Guard”) and CapStar Holdings Corporation (“CapStar”), $13.0 million in cash and pension assets of $10.4 million (CSWI assumed both the pension plan assets and obligations associated with the defined benefit pension plan), and net of $0.3 million in equity issuance costs. The following is a brief description of each business:

•	RectorSeal formulates and manufactures specialty chemical products including pipe thread sealants, firestop sealants, plastic solvent cements and other formulations. RectorSeal also makes specialty tools for tradesmen and innovative systems for containing flames and smoke from building fires.

•	Whitmore manufactures high performance, specialty lubricants for heavy equipment used in surface mining, railroad and other industries. Whitmore also manufactures lubrication equipment, specifically for rail applications, and lubrication-centric reliability solutions for a wide variety of industries, and produces water-based coatings for the automotive and primary metals industries.

•	Jet-Lube is a world leader in anti-seize compounds, thread sealants and specialty lubrication products and greases for the energy industry.

•	Strathmore is engaged in the manufacturing of paint for sale to industrial clients and is a leading manufacturer of specialized industrial coating products including urethanes, epoxies, acrylics and alkyds.

•	Balco is engaged in the fabrication of aluminum and plastic extrusions and other materials related to safety, slip resistance and emergency egress.

•	Smoke Guard manufactures certified custom safety products for the commercial construction market and other markets requiring smoke and fire protection.

•	CapStar acquires, holds and manages certain real estate and other assets. The operations of CapStar are not material to us.

Basis of Presentation

CSWI began operations on September 30, 2015 as a result of the Share Distribution. With the exception of cash funded at inception and the contributed capital stock of the businesses discussed above, we did not own any material assets prior to the Share Distribution. The historical financial position, results of operations and cash flows included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (“Quarterly Report”) represent the condensed consolidated financial statements of the businesses discussed above. As these businesses were under common control of Capital Southwest for all historical periods, the financial statements have been consolidated for all historical periods and equity accounts presented in the Balance Sheet as of March 31, 2015 represent the combined equity accounts of these businesses. Equity accounts presented in the Balance Sheet as of September 30, 2015 represent the equity of CSWI. The condensed consolidated financial statements have been prepared on a standalone basis and are derived from the underlying accounting records of the underlying businesses in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements include all revenues, costs, assets and liabilities directly attributable to the businesses discussed above. However, the condensed consolidated financial statements may not include all of the expenses that would have been incurred had the businesses been operating as separate publicly-traded (“standalone”) companies during the periods presented and may not reflect the consolidated results of operations, financial position, and cash flows as a standalone company during the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of September 30, 2015, the related condensed consolidated statements of income and comprehensive income for the three and six months ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended September 30, 2015 and 2014, of CSWI are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for the fair statement of such condensed consolidated financial statements have been made.

The accompanying condensed consolidated financial statements and notes in this Quarterly Report are presented as permitted by Regulation S-X and do not contain certain information included in annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited combined financial statements presented in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on September 9, 2015 (the “Information Statement”).

Certain prior period balances have been reclassified to conform to current period presentation with no effect on previously reported net income or cash flows from operations.

Accounting Policies

We have consistently applied the accounting policies described in our Information Statement in preparing these condensed consolidated financial statements.

Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year. As a result, public entities will apply the new standard for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption as of the original public entity effective date is permitted. We are currently evaluating the impact of ASU No. 2014-09 on our consolidated financial condition and results of operations.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU was issued to address share-based payment awards with a performance target affecting vesting that could be achieved after the employee’s requisite service period. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are currently evaluating the impact of ASU No. 2014-12 on our consolidated financial condition and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Amortization of those costs should be reported as interest expense. This ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. We are currently evaluating the impact of ASU No. 2015-03 on our consolidated financial condition and results of operations.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the impact of ASU No. 2015-05 on our consolidated financial condition and results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments,” which eliminates the requirement to retrospectively account for measurement period adjustments related to a business combination. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and is to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2015-16 on our consolidated financial condition and results of operations.

2.	ACQUISITIONS

Strathmore Products, Inc.

Effective April 1, 2015, we acquired the assets of Strathmore, a leading manufacturer of specialized industrial coating products including urethanes, epoxies, acrylics and alkyds, for $68.8 million, plus up to an additional $16.5 million within a prescribed period of time following March 31, 2017, depending on the achievement of certain performance metrics during the fiscal years ending March 31, 2016 and 2017. A liability of $2.0 million was recorded based on the projected achievement of the performance metrics as estimated using the Monte Carlo simulation methodology. The acquisition was funded from borrowings of $70 million, which are described in Note 7. Transaction costs incurred in connection with the acquisition were approximately $2.5 million (including $0.2 million incurred during the fiscal year ended March 31, 2015) and are reported in general and administrative expenses in the accompanying consolidated statements of income. The excess of the purchase price over the fair value of the identifiable assets acquired was $15.1 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be achieved from an increased market presence in the industrial coatings sector and a platform from which to grow through end-market and geographic expansion. The fair value of the assets acquired includes trade names and trademarks, customer relationships and non-compete agreements of $14.9 million, $27.4 million and $0.4 million, respectively. Customer relationships and the non-compete agreements are being amortized over 15 years and five years, respectively, while trade names, trademarks and goodwill are not being amortized.

The following table summarizes the preliminary estimates of fair values of assets acquired and liabilities assumed (in thousands):

Accounts receivable	$4,902
Inventory	8,447
Property, plant and equipment	3,761
Intangible assets	42,650
Other, net	241
Current liabilities	(4,297)

Net tangible and intangible assets	55,704
Goodwill	15,095

Purchase price	$70,799

Strathmore has been included in the Coatings, Sealants and Adhesives segment since its effective acquisition date. Net revenue attributable to Strathmore since the date of acquisition was $30.4 million. Pro forma information regarding Strathmore is provided below (in thousands, except per share amounts):

	Three months ended September 30,
	2015	2014
Revenues, net	$83,744	$85,208
Operating income	20,778	13,839
Net income	12,962	9,236
Earnings per share – Basic	$0.83	$0.59
Earnings per share – Diluted	0.83	0.59

	Six months ended September 30,
	2015	2014
Revenues, net	$172,654	$169,593
Operating income	35,066	29,936
Net income	21,612	20,041
Earnings per share – Basic	$1.39	$1.29
Earnings per share – Diluted	1.38	1.28

SureSeal Manufacturing

On January 2, 2015, we acquired selected assets and the SureSeal brand from SureSeal Manufacturing in Tacoma, Washington, a producer and distributor of waterless floor drain trap seals for an initial purchase price of $8.1 million. Of the total purchase price, $3.2 million has been paid using $2.9 million funded from borrowings and $0.3 million from available cash. The remaining purchase price is contingent upon SureSeal achieving certain performance metrics during the three- and six-year periods following the acquisition, and is based on a multiple of the lesser of gross margin or 67% of net sales during the final 12 months of the measurement period. A liability of $4.9 million was originally recorded based on the achievement of the performance metrics as estimated using a weighted average probability model. The excess of the purchase price over the fair value of the identifiable assets acquired was $4.5 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive product portfolio and leveraging our larger distributor network. The identifiable tangible and intangible assets included customer lists, trademarks and names, patents and a non-compete agreement of $1.8 million, $0.9 million, $0.6 million, and $0.1 million, respectively, as well as equipment of $0.2 million. Patents, customer lists and the non-compete agreement are being amortized over 15 years, 10 years and five years, respectively, while trademarks and goodwill are not being amortized. The SureSeal product line activity has been included in the Industrial Products segment since its acquisition date. No pro forma information has been provided due to immateriality.

Evo-Crete and Polyslab product lines

On August 15, 2014, we acquired the Evo-Crete and Polyslab product lines for $4.5 million from the Evolve Group located in Brisbane, Queensland and formed a new entity, RectorSeal Australia, Pty. Ltd. RectorSeal Australia focuses on the plumbing, HVAC and irrigation markets. Evo-Crete and Polyslab will continue to be manufactured in Australia. The purchase was funded from borrowings of $3.0 million with the remainder funded from internal working capital. The excess of the purchase price over the fair value of the identifiable assets acquired was $1.5 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive HVAC product portfolio and expansion of existing RectorSeal product sales into the Australian market. The fair value of the assets acquired include customer lists, patents, trademarks and a non-compete agreement of $1.2 million, $0.7 million, $0.4 million, and $0.1 million, respectively, as well as property, plant, and equipment in the amount of $0.7 million. Customer lists, patents and the non-compete agreement are being amortized over 15 years, 10 years and five years, respectively, while trademarks and goodwill are not being amortized. The RectorSeal Australia activity has been included in the Industrial Products segment since the acquisition date. No pro forma information has been provided due to immateriality.

3.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2015	March 31, 2015
Raw materials and supplies	$29,690	$21,837
Work in process	5,298	5,626
Finished goods	26,378	25,325

Total inventories	61,366	52,788
Less: LIFO reserve	(5,304)	(5,456)
Less: Obsolescence reserve	(1,007)	(157)

Inventories, net	$55,055	$47,175

4.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the period ended September 30, 2015 were as follows (in thousands):

	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Total
Balance at March 31, 2015	$36,323	$920	$3,402	$40,645
Acquisition of Strathmore	—	15,095	—	15,095
Currency translation	(10)	—	—	(10)

Balance at September 30, 2015	$36,313	$16,015	$3,402	$55,730

Intangible assets consist of the following (in thousands):

		September 30, 2015		March 31, 2015
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	5-20	$14,396	$(8,108)	$14,284	$(7,608)
Customer lists and amortized trademarks	10-20	64,516	(14,114)	37,091	(11,516)
Non-compete agreements (1)	5-12	897	(294)	2,877	(2,458)
Other	4-5	452	(179)	412	(137)

		$80,261	$(22,695)	$54,664	$(21,719)

Trade names and trademarks not being amortized:		$22,925	$—	$8,052	$—

(1)	During the six months ended September 30, 2015, we wrote off $2.3 million of expired and fully amortized non-compete agreements.

Amortization expense for the three-month periods ended September 30, 2015 and 2014 was $1.6 million and $1.2 million, respectively. Amortization expense for the six-month periods ended September 30, 2015 and 2014 was $3.3 million and $2.3 million, respectively. The following table shows the estimated future amortization for intangible assets as of September 30, 2015, for the remainder of the current fiscal year and the next five years ending March 31 (in thousands):

2016	$3,127
2017	6,271
2018	6,141
2019	6,049
2020	5,270
2021	4,978

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2015	March 31, 2015
Compensation and related benefits	$9,400	$9,212
Rebates and marketing agreements	2,036	1,515
Commissions	1,152	1,157
Sales and property taxes	1,173	373
Other accrued expenses	4,578	3,744

Total accrued and other current liabilities	$18,339	$16,001

6.	SHARE-BASED COMPENSATION

In September 2015, in connection with the Share Distribution, we adopted our 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee Directors, as well as the issuance of awards in connection with the Share Distribution.

In connection with the Share Distribution, all stock option and restricted stock awards granted by Capital Southwest were adjusted and each holder of an award received both Capital Southwest and CSWI stock options and restricted stock awards.

•	Each Capital Southwest stock option was converted into both a Capital Southwest stock option and a CSWI stock option, with adjustments made to the exercise prices and number of shares subject to each option in order to preserve the aggregate intrinsic value of the original Capital Southwest stock option as measured immediately before and immediately after the Share Distribution, subject to rounding. The adjusted Capital Southwest stock options and CSWI stock options will be subject to substantially the same terms, vesting conditions, post-termination exercise rules and other restrictions that applied to the original Capital Southwest stock options immediately before the Share Distribution. Options generally expire 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments. The fair value of stock options is determined using the Black-Scholes pricing model and such fair value is expensed on a straight-line basis over the requisite service period.

•	The Capital Southwest restricted stock awards will remain outstanding and the awardees additionally received one share of CSWI restricted stock for each share of Capital Southwest restricted stock held, which shares are subject to substantially the same terms, vesting conditions and other restrictions applicable to the Capital Southwest restricted stock award immediately before the Share Distribution. Restricted Stock awards generally have full voting and dividend rights, but are restricted with regard to sale or transfer. Unless otherwise specified in the award agreement, the restrictions do not expire for a minimum of one year and a maximum of five years and are subject to forfeiture during the restriction period. Typically, restricted share grants have staggered vesting periods over one to five years from the grant date. The fair value of restricted stock is based on the closing price of common stock on the date of grant and such fair value is expensed on a straight-line basis over the requisite service period.

The issuance of share-based compensation awards occurred in conjunction with the Share Distribution after the market closed on September 30, 2015. As such, no grant, exercise or cancelation activity occurred during the six months ended September 30, 2015. We will record compensation expense for share-based awards granted by CSWI to CSWI employees and share-based awards granted by Capital Southwest to employees who are now employed by CSWI.

Share-based awards outstanding under the 2015 Plan as of September 30, 2015 were as follows:

	Stock Options		Restricted Shares
	Number of Shares (1)	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2015 (2)	368,487	$24.40	141,960	$17.11

(1)	22,906 options were exercisable as of September 30, 2015.
(2)	Stock options and restricted shares presented in this table represent outstanding CSWI awards, including awards held by Capital Southwest employees.

At September 30, 2015, we had unrecognized compensation cost related to non-vested stock options of $1.0 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.4 years. At September 30, 2015, we had unrecognized compensation cost related to unvested restricted shares of $1.1 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.3 years. The calculation of unrecognized compensation cost and weighted average periods include share-based awards granted by CSWI to CSWI employees and share-based awards granted by Capital Southwest to employees who are now employed by CSWI.

7.	LONG-TERM DEBT

Debt consists of the following (in thousands):

	September 30, 2015	March 31, 2015
RectorSeal line of credit, interest rate of 2.5% and 1.77%, respectively	$12,500	$13,000
Strathmore acquisition term loan, interest rate of 3.19%	68,250	—
Whitmore term loan, interest rate of 2.19% and 2.17%, respectively	13,424	13,704

Total debt	94,174	26,704
Less: Current portion	(17,436)	(13,561)

Long-term debt	$76,738	$13,143

RectorSeal Line of Credit

As of September 30, 2015, RectorSeal had a $30.0 million secured line of credit with a bank available for acquisitions and general corporate purposes. On July 21, 2015, the maturity date on the line of credit was extended to July 31, 2016. Quarterly interest payments are required. Borrowings under the line of credit bear interest at a variable annual rate of either the one month London Interbank Offered Rate (“LIBOR”) plus 1.5% or 0.75% less than the bank floating rate. The line of credit is secured by accounts receivable, inventory, equipment, investments, and other assets of RectorSeal (excluding its subsidiaries). As of September 30, 2015 and March 31, 2015, RectorSeal had $12.5 million and $13.0 million, respectively, in outstanding borrowings under the line of credit. The agreement contains certain restrictive covenants requiring RectorSeal to maintain a minimum tangible net worth (excluding its subsidiaries). Covenant compliance is tested quarterly and RectorSeal was in compliance with all covenants as of September 30, 2015.

Strathmore Acquisition Term Loan

As of September 30, 2015, Whitmore had a secured term loan outstanding to support our acquisition of Strathmore. The term loan matures on April 27, 2020 and is secured by the assets of Whitmore and Strathmore, excluding certain real property. The term loan has a quarterly payment schedule that began on July 31, 2015. We have quarterly payments of $875,000 in each of the next two quarters and $1.3 million in each of the following two quarters. Borrowings under the term loan bear interest at a variable annual rate equal to one month LIBOR plus 3.0%. Whitmore had $68.3 million and $0 in outstanding borrowings under the term loan as of September 30, 2015 and March 31, 2015, respectively.

Whitmore Line of Credit

As of September 30, 2015, Whitmore had a $20.0 million secured line of credit with a syndicate of four commercial banks available for general corporate purposes. The line of credit matures on April 27, 2020. Borrowings under the line of credit bear interest at a variable annual rate of 0.5% less than the bank floating rate. As of March 31, 2014, Whitmore had outstanding borrowings of $4.3 million under the line of credit. Whitmore paid the entire balance during the quarter ended December 31, 2014. As of September 30, 2015 and March 31, 2015, Whitmore had no outstanding borrowings under the line of credit.

Whitmore Term Loan

As of September 30, 2015, Whitmore had a secured term loan outstanding related to a newly constructed warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility. The term loan matures on July 31, 2029, and we have quarterly payments of $140,000 due in each of the next four quarters. Borrowings under the term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%. As of September 30, 2015 and March 31, 2015, Whitmore had $13.4 million and $13.7 million, respectively, in outstanding borrowings under the term loan.

The Whitmore line of credit and term loans are secured by the Whitmore property referenced above and other assets of Whitmore. The agreements contain certain restrictive covenants requiring Whitmore to limit capital expenditures, maintain a minimum fixed charge coverage ratio and a maximum leverage ratio. Covenant compliance is tested quarterly and Whitmore was in compliance with all covenants as of September 30, 2015.

Balco Line of Credit

As of September 30, 2015, Balco had a $1.5 million unsecured revolving line of credit with a bank available for working capital purposes. The line of credit matured on October 29, 2015 and was not renewed. Borrowings under the line of credit bore interest at a variable annual rate of 0.5% less than the U.S. prime interest rate, with a floor of 3.75%. As of September 30, 2015 and March 31, 2015, Balco had no outstanding borrowings under the line of credit.

Future Minimum Debt Payments

As of September 30, 2015, our future minimum debt payments are as follows for fiscal years ending March 31 (in thousands):

2016	$2,031
2017	18,311
2018	7,561
2019	7,561
2020	5,811
Thereafter	52,899

Total	$94,174

8.	EARNINGS PER SHARE

On September 30, 2015, 15.6 million CSWI common shares were distributed to Capital Southwest shareholders in connection with the Share Distribution. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of each period presented in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, the dilutive securities outstanding at September 30, 2015 were also assumed to be outstanding at each of the periods presented.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and six months ended September 30, 2015 and 2014 (amounts in thousands, except per share data):

	Three Months Ended September 30,
	2015	2014
Numerator:
Net income for basic and diluted earnings per share	$12,962	$8,238

Denominator:
Weighted average common shares outstanding, basic	15,583	15,583
Potentially dilutive securities (1)	128	128

Weighted average common shares outstanding, diluted	15,711	15,711

Earnings per common share:
Basic	$0.83	$0.53
Diluted	0.83	0.52

	Six Months Ended September 30,
	2015	2014
Numerator:
Net income for basic and diluted earnings per share	$21,612	$17,986

Denominator:
Weighted average common shares outstanding, basic	15,583	15,583
Potentially dilutive securities (1)	128	128

Weighted average common shares outstanding, diluted	15,711	15,711

Earnings per common share:
Basic	$1.39	$1.15
Diluted	1.38	1.14

(1)	We have excluded 32,877 shares from all periods presented as their effect would have been anti-dilutive.

9.	DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

As required by our debt agreements, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of September 30, 2015 and March 31, 2015, we had $47.5 million and $13.7 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At September 30, 2015, the maximum remaining length of any interest rate swap contract in place was approximately 13.8 years.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluation of our counterparties under interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	September 30, 2015	March 31, 2015
Current derivative liabilities	$611	$—
Non-current derivative liabilities	913	1,206

Current and non-current derivative liabilities are reported in our consolidated balance sheets in Accrued and other current liabilities and Other long-term liabilities, respectively. The impact of changes in fair value of interest rate swaps is included in Note 15.

10.	FAIR VALUE MEASUREMENTS

The fair value of interest rate swaps disclosed in Note 9 are determined using Level 2 inputs. The carrying value of our debt, included in Note 7, approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, accounts payable) approximated their fair values at September 30, 2015 and March 31, 2015 due to their short-term nature.

The fair values of contingent payments disclosed in Note 2 are estimated using Level 3 inputs. The contingent payment related to the Strathmore acquisition utilized the Monte Carlo simulation methodology and employed 200,000 trials using a risk neutral Geometric Brownian Motion methodology. The volatility used in the Monte Carlo analysis was based on the observed equity volatility of comparable companies, and the risk free discount rate was the U.S. treasury rate corresponding to the respective term of each earn-out. The most significant factor in the valuation is Strathmore’s projected earnings before interest, taxes, depreciation and amortization. The contingent payment related to the acquisition of the SureSeal assets utilized the weighted average probability method using forecasted sales and gross margin. The most significant factor in the valuation is projected net revenues resulting from sales of SureSeal products. The fair value of contingent payments was $8.1 million and $5.8 million as of September 30, 2015 and March 31, 2015, respectively. Aside from the increase due to the contingent consideration related to Strathmore, all other changes in the fair value of contingent payments during the six months ended September 30, 2015 represent the impact of the passage of time and are recorded in General and administrative expenses.

11.	RETIREMENT PLANS

We maintain a qualified defined benefit pension plan (the “Qualified Plan”) that covers substantially all of our U.S. employees. Benefits are based on years of service and an average of the highest five consecutive years of compensation during the last ten years of employment. The Qualified Plan is closed to any employees hired or re-hired on or after January 1, 2015. The Qualified Plan has been amended to freeze benefit accruals and to modify certain ancillary benefits provided under the Qualified Plan effective as of September 30, 2015. A remeasurement was performed at September 30, 2015 to reflect the amendment of the Qualified Plan that froze participation and all future benefit accruals. The freeze of the Qualified Plan as of September 30, 2015 required the immediate recognition of a curtailment gain due to the accelerated recognition of all remaining prior service costs (benefits) and the decrease in the projected benefit obligation. The freeze of the Qualified Plan will reduce net periodic pension expense for the remainder of the current year based on the remeasurement.

The funding policy of the Qualified Plan is to contribute annual amounts that are currently deductible for federal income tax purposes. No contributions were made during the three or six month periods ended September 30, 2015 and 2014.

The following tables set forth the Qualified Plan’s net pension (benefit) expense recognized in our condensed consolidated financial statements (in thousands):

	Three months ended September 30,
	2015	2014
Service cost – benefits earned during the period	$1,272	$710
Interest cost on projected benefit obligation	746	691
Expected return on assets	(715)	(625)
Amortization of net prior service (benefit) cost	(42)	(70)
Curtailment benefit	(8,051)	—

Net pension (benefit) expense	$(6,790)	$706

	Six months ended September 30,
	2015	2014
Service cost – benefits earned during the period	$2,042	$1,520
Interest cost on projected benefit obligation	1,382	1,256
Expected return on assets	(1,324)	(1,203)
Amortization of net prior service (benefit) cost	(27)	29
Curtailment benefit	(8,051)	—

Net pension (benefit) expense	$(5,978)	$1,602

The curtailment benefit is recorded in Cost of revenues ($2.7 million), General and administrative expenses ($2.3 million), Selling and distribution expenses ($2.4 million) and Research and development expenses ($0.7 million).

We maintain an unfunded retirement restoration plan (the “Restoration Plan”) that is a non-qualified plan providing for the payment to participating employees, upon retirement, the difference between the maximum annual payment permissible under the Qualified Plan pursuant to federal limitations and the amount that would otherwise have been payable under the Qualified Plan.

The following table sets forth the Restoration Plan’s net pension expense recognized in our condensed consolidated financial statements (in thousands):

	Three months ended September 30,
	2015	2014
Service cost – benefits earned during the period	$10	$15
Interest cost on projected benefit obligation	19	16
Amortization of net prior service cost	1	(2)
Amortization of net actuarial loss	16	—
Curtailment expense	31	—

Net pension expense	$77	$29

	Six months ended September 30,
	2015	2014
Service cost – benefits earned during the period	$27	$33
Interest cost on projected benefit obligation	36	33
Amortization of net prior service cost	5	16
Amortization of net actuarial loss	20	—
Curtailment expense	31	—

Net pension expense	$119	$82

12.	RELATED PARTY DISCLOSURES

We paid management fees of $0.1 million for the three months ended both September 30, 2015 and 2014 and $0.2 million for the six months ended both September 30, 2015 and 2014 to a management company subsidiary of Capital Southwest for services rendered during each respective period. These amounts are presented as general and administrative expenses in the consolidated statements of income. Following the Share Distribution, CSWI is no longer liable for the payment of management fees.

We paid dividends to our former sole shareholder, Capital Southwest, of $0.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.3 million and $0.5 million for the six months ended September 30, 2015 and 2014, respectively. Any future payment of dividends to CSWI’s shareholders will be at the discretion of our Board of Directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, any contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that the Board of Directors may deem relevant. We do not currently expect to pay dividends on our common stock for the foreseeable future following the Share Distribution.

As of September 30, 2015, 950,838 shares of Capital Southwest stock were held under the employee stock-ownership plan and 238,252 shares of Capital Southwest stock were held in the qualified defined benefit pension plan.

As of September 30, 2015, we owed Capital Southwest $1.2 million for costs incurred related to the organization and start-up activities of CSWI.

Tax Matters Agreement – We entered into a tax matters agreement with Capital Southwest (the “Tax Matters Agreement”). The Tax Matters Agreement generally governs our and Capital Southwest’s respective rights, responsibilities and obligations with respect to taxes in connection with the Share Distribution. The Tax Matters Agreement provides that we will be liable for taxes incurred by Capital Southwest as a result of our taking or failing to take certain actions that result in the Share Distribution failing to meet the requirements of a tax-free distribution under the Code. The Tax Matters Agreement also restricts our and Capital Southwest’s ability to take actions that could cause the Share Distribution to fail to meet the requirements of a tax-free distribution under the Code. These restrictions may prevent us and Capital Southwest from entering into transactions that might be advantageous to us or our stockholders. The term of the Tax Matters Agreement is perpetual, unless the agreement is terminated by mutual consent of both parties.

Employee Matters Agreement –We entered into an employee matters agreement with Capital Southwest prior to the Distribution Date (the “Employee Matters Agreement”). The Employee Matters Agreement allocates liabilities and responsibilities between us and Capital Southwest relating to employee compensation and benefit plans and programs, including the treatment of certain employment agreements, outstanding annual and long-term incentive awards, and health and welfare benefit obligations and provide for the cooperation between us and Capital Southwest in the sharing of employee information.

In general, following the Share Distribution, we will be responsible for all employment and benefit-related obligations and liabilities related to those individuals employed by Capital Southwest or one of the contributed businesses prior to the Share Distribution and whose employment was transferred to us in connection with the Share Distribution. In general, Capital Southwest will be responsible for any employment and benefit-related obligations and liabilities of any employees who continue to be employees of Capital Southwest following the Share Distribution. The term of the Employee Matters Agreement is perpetual, unless the agreement is terminated by mutual consent of both parties.

13.	CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

14.	TAXES

For the three months ended September 30, 2015, we earned $19.8 million before taxes and provided for income taxes of $6.9 million, resulting in an effective tax rate of 34.6%. For the six months ended September 30, 2015, we earned $33.4 million before taxes and provided for income taxes of $11.8 million, resulting in an effective tax rate of 35.3%. For the three months ended September 30, 2014, we earned $12.6 million before taxes and provided for income taxes of $4.3 million, resulting in an effective tax rate of 34.5%. For the six months ended September 30, 2014, we earned $27.0 million before taxes and provided for income taxes of $9.0 million, resulting in an effective tax rate of 33.5%. The effective tax rate has generally increased during the three- and six-months ended September 30, 2015 and varied from the U.S. federal statutory rate for the three and six months ended September 30, 2015 primarily due to decreased activity in countries with lower statutory rates and an increase in state taxes due to increased domestic operations activity in states with higher statutory rates.

15.	OTHER COMPREHENSIVE INCOME

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months ended September 30,
	2015	2014
Currency translation adjustments:
Balance at beginning of period	$(2,782)	$2,714
Adjustments for foreign currency translation, net of taxes of $1,245 and $1,007, respectively	(2,312)	(1,912)

Balance at end of period	$(5,094)	$802

Interest rate swaps:
Balance at beginning of period	$(678)	$—
Unrealized gains, net of taxes of $229	(433)	—
Reclassification of losses included in interest expense, net, net of taxes of $(63)	120	—

Other comprehensive income (loss)	(313)	—

Balance at end of period	$(991)	$—

Defined benefit plans:
Balance at beginning of period	$(5,210)	$952
Amortization of net prior service benefit, net of taxes of $8 (1)	(15)	—
Amortization of net loss, net of taxes of $(7) (1)	13	—
Curtailment, net of taxes of $(2,612)	4,850	—

Other comprehensive income (loss)	4,848	—

Balance at end of period	$(362)	$952

	Six Months ended September 30,
	2015	2014
Currency translation adjustments:
Balance at beginning of period	$(3,877)	$1,399
Adjustments for foreign currency translation, net of taxes of $663 and $300, respectively	(1,217)	(597)

Balance at end of period	$(5,094)	$802

Interest rate swaps:
Balance at beginning of period	$(1,206)	$—
Unrealized gains, net of taxes of $(20)	37	—
Reclassification of gains (losses) included in interest expense, net, net of taxes of $(97)	178	—

Other comprehensive income (loss)	215	—

Balance at end of period	$(991)	$—

Defined benefit plans:
Balance at beginning of period	$(5,210)	$1,098
Amortization of net prior service benefit, net of taxes of $8 and $0, respectively (1)	(15)	53
Amortization of net loss, net of taxes of $(7) and $0, respectively (1)	13	(199)
Curtailment, net of taxes of $(2,612)	4,850	—

Other comprehensive income (loss)	4,848	(146)

Balance at end of period	$(362)	$952

(1)	Amortization of prior service costs and actuarial losses out of Accumulated other comprehensive loss are included in the computation of net periodic pension expenses. See Note 11 for additional information.

We expect to recognize a loss of $0.4 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at September 30, 2015.

16.	SEGMENTS

We conduct our operations through three business segments based on type of product and how we manage the business:

•	Industrial Products includes specialty mechanical products, fire and smoke protection products, architecturally-specified building products and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial application.

•	Coatings, Sealants and Adhesives is comprised of coatings and penetrants, pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements.

•	Specialty Chemicals includes lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

Our corporate headquarters does not constitute a separate segment. We evaluate segment performance and allocate resources based on each reportable segment’s operating income. The Eliminations and Other segment information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses primarily related to CapStar and corporate functions. No individual customer accounted for more than 10% of consolidated net revenues. Currently, we do not allocate interest expense, interest income or other income (expense) by segment.

Three months ended September 30, 2015

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$36,186	$27,971	$19,771	$83,928	$(184)	$83,744
Operating income	11,668	4,938	4,961	21,567	(789)	20,778

Three months ended September 30, 2014

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$29,902	$13,539	$24,322	$67,763	$331	$68,094
Operating income	4,651	2,944	4,173	11,768	(19)	11,749

Six months ended September 30, 2015

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$76,162	$56,420	$39,934	$172,516	$138	$172,654
Operating income	21,358	6,778	7,691	35,827	(761)	35,066

Six months ended September 30, 2014

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$64,159	$26,230	$45,897	$136,286	$605	$136,891
Operating income	11,458	6,407	8,026	25,891	1	25,892

Total assets as of:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
September 30, 2015	$150,757	$119,223	$92,493	$362,473	$31,122	$393,595
March 31, 2015	152,187	38,604	77,937	268,728	17,793	286,521

Geographic Information — We attribute sales to different geographic areas based on the destination of the product or service delivery. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes. No individual country, except for the United States, accounted for more than 10% of consolidated net revenues or total long-lived assets. Sales and long-lived assets by geographic area are as follows (in thousands):

	For the three months ended September 30,
	2015		2014
U.S.	$69,860	83.4%	$52,680	77.4%
Non-U.S.	13,884	16.6%	15,414	22.6%

Revenues, net	$83,744	100.0%	$68,094	100.0%

	For the six months ended September 30,
	2015		2014
U.S.	$145,593	84.3%	$105,639	77.2%
Non-U.S.	27,061	15.7%	31,252	22.8%

Revenues, net	$172,654	100.0%	$136,891	100.0%

	As of
	September 30, 2015		March 31, 2015
U.S.	$195,602	93.5%	$134,117	90.3%
Non-U.S.	13,567	6.5%	14,457	9.7%

Long-lived assets	$209,169	100.0%	$148,574	100.0%

17.	SUBSEQUENT EVENTS

On October 1, 2015, we acquired substantially all of the assets of Deacon Industries, Inc. (“Deacon”), based in Washington, Pennsylvania for $12.0 million. The acquisition was funded by $11.0 million of borrowings under the RectorSeal Line of Credit and $1.0 million cash on hand. Deacon is a leading manufacturer of high temperature sealants and injectable packings with applications in a variety of industrial end markets, both on an emergency and maintenance basis. Following the acquisition date, Deacon’s results of operations will be included in our Coatings, Sealants and Adhesives segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2015 included in our Information Statement. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Information Statement.

The Share Distribution

On December 2, 2014, Capital Southwest announced its plan to spin-off certain of its industrial products, coatings, sealants and adhesives and specialty chemicals businesses by means of a distribution of the outstanding shares of common stock of CSWI on a pro rata basis to holders of Capital Southwest common stock. The Share Distribution occurred on September 30, 2015, and CSWI became an independent, publicly traded company. Prior to the Share Distribution, Capital Southwest contributed to CSWI all of the outstanding capital stock of the entities described below:

•	RectorSeal formulates and manufactures specialty chemical products including pipe thread sealants, firestop sealants, plastic solvent cements and other formulations. RectorSeal also makes specialty tools for tradesmen and innovative systems for containing flames and smoke from building fires. RectorSeal’s operating results are divided amongst each of our three business segments.

•	Whitmore manufactures high performance, specialty lubricants for heavy equipment used in surface mining, railroad and other industries. Whitmore also manufactures lubrication equipment, specifically for rail applications, and lubrication-centric reliability solutions for a wide variety of industries, and produces water-based coatings for the automotive and primary metals industries. Whitmore’s operating results are divided amongst each of our three business segments.

•	Jet-Lube is a world leader in anti-seize compounds, thread sealants and specialty lubrication products and greases for the energy industry. Jet-Lube’s operating results are divided amongst our Coatings, Sealants and Adhesives and Specialty Chemicals segments.

•	Strathmore is engaged in the manufacturing of paint for sale to industrial clients and is a leading manufacturer of specialized industrial coating products including urethanes, epoxies, acrylics and alkyds. Strathmore’s operating results are included in the Coatings, Sealants and Adhesives segment.

•	Balco is engaged in the fabrication of aluminum and plastic extrusions and other materials related to safety, slip resistance and emergency egress. Balco’s operating results are included in the Industrials Products segment.

•	Smoke Guard manufactures certified custom safety products for the commercial construction market and other markets requiring smoke and fire protection. Smoke Guard’s operating results are included in the Industrials Products segment.

•	CapStar acquires, holds and manages certain real estate and other assets. The operations of CapStar are not material to us.

Additionally, prior to the Share Distribution, Capital Southwest contributed to CSWI $13.0 million in cash and pension assets of $10.4 million (CSWI assumed both the pension plan assets and obligations associated with the defined benefit pension plan).

Overview

We are a diversified industrial growth company with well-established, scalable platforms and deep domain expertise across three segments: Industrial Products; Coatings, Sealants and Adhesives; and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for HVAC and refrigeration applications, coatings and sealants and high performance specialty lubricants. Markets that we serve include plumbing, industrial, HVAC, energy, rail, architecturally-specified products, mining, and other general industrial markets. Our operations are concentrated in the U.S., but we also have operations in Australia, Canada and the United Kingdom, and our products are sold directly or through designated channels both domestically and internationally.

Most of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. The maintenance, repair and overhaul and consumable nature of many of our products is a source of recurring revenue for us. We also provide some custom and semi-custom products, which enhance our customer relationships. The reputation of our product portfolio is built on more than 40 well-respected brand names, such as RectorSeal No. 5, Kopr Kote,

Jet-Lube Extreme, Smoke Guard, Safe-T-Switch, Mighty Bracket, Balco, Whitmore, Strathmore, American Coatings, Air Sentry, Oil Safe and KATS Coatings. We use contract manufacturers to manufacture certain products, but the majority of these products are either privately-labeled or manufactured exclusively for us.

We have historically operated as separate entities. The condensed consolidated financial statements included in this Quarterly Report include all revenues, costs, assets, and liabilities directly attributable to the businesses discussed above. However, the consolidated financial statements may not include all of the expenses that would have been incurred had the businesses been operating as separate publicly traded (“standalone”) companies during the periods presented and may not reflect the condensed consolidated results of operations, financial position, and cash flows as standalone companies during the periods presented. Based on our initial projections and current activity level, we expect recurring corporate overhead to be at or near $1.5 million per quarter. We expect to incur capital costs in the next few years to integrate our operations, including the consolidation of some of our manufacturing facilities. As a result of these efforts, we expect to operate more efficiently and effectively. We also expect to incur additional costs as a result of being a public company, such as additional employee-related costs, costs to start up certain standalone corporate functions, information systems costs and other organizational-related costs. We expect that the synergies that will be achieved through our integration efforts will offset the additional costs in the longer term.

We believe that our broad portfolio of products and markets served and our brand recognition will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance and overall global economic uncertainty. Further, additional downturns in energy and drilling end markets or slow-downs in other major markets, including rail, may also negatively impact our business.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our consolidated results of operations and results for each of our segments. Currency effects included in the discussion below are calculated by translating current fiscal year results on a monthly basis at prior fiscal year exchange rates for the same periods.

Effective April 1, 2015, we completed the acquisition of substantially all of the assets of Strathmore, a leading manufacturer of specialized industrial coating products including urethanes, epoxies, acrylics and alkyds. The results of operations of Strathmore have been included in the Coatings, Sealants and Adhesives segment since the acquisition date. On January 2, 2015, we acquired selected assets and the SureSeal brand from SureSeal Manufacturing, a producer and distributor of waterless floor drain trap seals. The results of operations of SureSeal have been included in the Industrial Products segment since the acquisition date. On August 15, 2014, we acquired the Evo-Crete and Polyslab product lines, which are focused on the plumbing, HVAC and irrigation markets. The results of operations of the Evo-Crete and Polyslab product lines have been included in the Industrial Products segment since the acquisition date.

	Three Months Ended September 30,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent

Revenues, net	$83,744	$68,094	$15,650	23.0%
Gross profit	40,843	33,175	7,668	23.1%
Gross profit margin	48.8%	48.7%
Operating expenses	(20,065)	21,426	(1,361)	(6.4%)
Operating income	20,778	11,749	9,029	76.8%
Operating margin	24.8%	17.3%
Interest expense, net	(832)	(178)	654	367.4%
Other (expense) income, net	(113)	1,008	(1,121)	(111.2%)
Provision for income taxes	(6,871)	(4,341)	2,530	58.3%
Effective tax rate	34.6%	34.5%
Net income	12,962	8,238	4,724	57.3%
Earnings per share, diluted	$0.83	$0.52	$0.31

	Six Months Ended September 30,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent

Revenues, net	$172,654	$136,891	$35,763	26.1%
Gross profit	81,287	66,972	14,315	21.4%
Gross profit margin	47.1%	48.9%
Operating expenses	(46,221)	(41,080)	5,141	12.5%
Operating income	35,066	25,892	9,174	35.4%
Operating margin	20.3%	18.9%
Interest expense, net	(1,499)	(346)	1,153	333.2%
Other (expense) income, net	(178)	1,488	(1,666)	(112.0%)
Provision for income taxes	(11,777)	(9,048)	2,729	30.2%
Effective tax rate	35.3%	33.5%
Net income	21,612	17,986	3,626	20.2%
Earnings per share, diluted	$1.38	$1.14	$0.24

Net Revenues

Net revenues for the three months ended September 30, 2015 increased $15.7 million, or 23.0%, as compared with the three months ended September 30, 2014. The increase included negative currency effects of less than $1 million and $15.5 million attributable to acquisitions. Excluding the impact of acquisitions, approximately 89% and 11% of the increase in net revenues were due to increases in sales volumes and price, respectively. Higher sales volumes of both existing products and new products were partially offset by decreased sales volumes into the energy and mining industries. Increased prices were attributable to the Industrial Products segment.

Net revenues for the six months ended September 30, 2015 increased $35.8 million, or 26.1%, as compared with the six months ended September 30, 2014. The increase included negative currency effects of approximately $1 million and $32.5 million attributable to acquisitions. Excluding the impact of acquisitions, approximately 85% and 15% of the increase in net revenues were due to increases in sales volumes and price, respectively. Higher sales volumes of both existing products and new products were partially offset by decreased sales volumes into the energy and mining industries. Increased prices were attributable to the Specialty Chemicals and Industrial Products segments.

Net revenues derived from the U.S. and non-U.S. represented approximately 83% and 17%, respectively, for the three months ended September 30, 2015, compared with approximately 77% and 23%, respectively, for the three months ended September 30, 2014. The increase in the percentage of net revenues in the U.S. was partially attributable to the impact of acquisitions. Net revenues derived from the U.S. and non-U.S. represented approximately 84% and 16%, respectively, for the six months ended September 30, 2015, compared with approximately 77% and 23%, respectively, for the six months ended September 30, 2014. The increase in the percentage of net revenues in the U.S. was partially attributable to the impact of acquisitions. The presentation of net revenues by geographic region is based on the destination of product, service or delivery.

Gross Profit and Gross Profit Margin

Gross profit for the three months ended September 30, 2015 increased by $7.7 million, or 23.1%, as compared with the three months ended September 30, 2014. The acquisition of Strathmore and a pension plan curtailment benefit were the most significant contributors to the increase in gross profit at $3.5 million and $2.7 million, respectively. The remaining increase can be attributed to the positive impact of increased sales on our absorption of fixed manufacturing costs, changes in product mix and lower materials costs for certain products. Gross profit margin for the three months ended September 30, 2015 of 48.8% was comparable to the three months ended September 30, 2014. Improvements discussed above were mostly offset by the addition of the lower gross margin associated with Strathmore products.

Gross profit for the six months ended September 30, 2015 increased by $14.3 million, or 21.4%, as compared with the six months ended September 30, 2014. The acquisition of Strathmore and a pension plan curtailment benefit were the most significant contributors to the increase in gross profit at $7.5 million and $2.7 million, respectively. The remaining increase can be attributed to the positive impact of increased sales on our absorption of fixed manufacturing costs, changes in product mix and lower materials costs for certain products. Gross profit margin for the six months ended September 30, 2015 of 47.1% decreased from 48.9% for the six months ended September 30, 2014. This decrease was caused primarily by the addition of the lower gross margin associated with Strathmore products.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 decreased $1.4 million, or 6.4%, as compared with the three months ended September 30, 2014. The decrease was attributable to a pension plan curtailment benefit ($5.3 million) in the current period and an impairment loss ($0.7 million) recognized on a patent and trademark in the prior period that did not recur, and were partially offset by the increase attributable to the Strathmore operations ($3.0 million) and organizational and start-up costs incurred in connection with the Share Distribution ($0.9 million).

Operating expenses for the six months ended September 30, 2015 increased $5.1 million, or 12.5%, as compared with the six months ended September 30, 2014. The increase included $8.1 million attributable to acquisitions, which includes $2.7 million of transaction costs. The remaining increase was attributable to increased sales and distribution expenses consistent with increased sales volumes and organizational and start-up costs incurred in connection with the Share Distribution ($0.9 million). These increases were partially offset by a decrease in research and development expenses related to a project for the development of certain fire and smoke prevention products in the prior period that did not recur, a pension plan curtailment benefit ($5.3 million) and an impairment loss ($0.7 million) recognized on a patent and a trademark in the prior period that did not recur.

Operating Income

Operating income for the three months ended September 30, 2015 increased by $9.0 million, or 76.8%, as compared with the three months ended September 30, 2014. The increase was primarily a result of the $7.7 million increase in gross profit and the $1.4 million decrease in operating expenses, as discussed above.

Operating income for the six months ended September 30, 2015 increased by $9.2 million, or 35.4%, as compared with the six months ended September 30, 2014. The increase was primarily a result of the $14.3 million increase in gross profit, partially offset by the $5.1 million increase in operating expenses, as discussed above.

Interest Expense, net

Interest expense, net for the three months ended September 30, 2015 increased $0.7 million as compared with the three months ended September 30, 2014, due primarily to interest expense recognized on the loan related to the acquisition of Strathmore.

Interest expense, net for the six months ended September 30, 2015 increased $1.2 million as compared with the six months ended September 30, 2014, due primarily to interest expense recognized on the loan related to the acquisition of Strathmore.

Other (Expense) Income, net

Other (expense) income, net decreased from a gain of $1.0 million for the three months ended September 30, 2014 to a loss of $0.1 million for the three months ended September 30, 2015. The change was primarily attributable to a $1.0 million gain on the sale of real estate in the prior period that did not recur.

Other (expense) income, net decreased from a gain of $1.5 million for the three months ended September 30, 2014 to a loss of $0.2 million for the three months ended September 30, 2015. The change was primarily attributable to a $1.6 million gain on the sale of real estate in the prior period that did not recur.

Provision for Income Taxes and Effective Tax Rate

The provision for income taxes for the three months ended September 30, 2015 was $6.9 million, representing an effective tax rate of 34.6%, as compared with the provision of $4.3 million, representing an effective tax rate of 34.5%, for the three months ended September 30, 2014. The provision for income taxes for the six months ended September 30, 2015 was $11.8 million, representing an effective tax rate of 35.3%, as compared with the provision of $9.0 million, representing an effective tax rate of 33.5%, for the six months ended September 30, 2014. The increase in the effective tax rate was primarily attributable to a decrease in foreign operations in countries with lower statutory rates and an increase in state taxes due to increased domestic operations in states with higher statutory rates.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2015 increased by $4.7 million to $13.0 million, or to $0.83 per diluted share, as compared with the three months ended September 30, 2014. The increase was primarily attributable to the $9.0 million increase in operating income, partially offset by the $2.5 million increase in provision for income taxes.

Net income for the six months ended September 30, 2015 increased by $3.6 million to $21.6 million, or to $1.38 per diluted share, as compared with the six months ended September 30, 2014. The increase was primarily attributable to the $9.2 million increase in operating income, partially offset by the $2.7 million increase in provision for income taxes.

Business Segments

We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments are discussed below.

Industrial Products Segment Results

Industrial Products includes specialty mechanical products, fire and smoke protection products, architecturally-specified building products and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial application.

	Three Months Ended September 30,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent

Revenues, net	$36,186	$29,902	$6,284	21.0%
Operating income	11,668	4,651	7,017	150.9%
Operating margin	32.2%	15.6%

	Six Months Ended September 30,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent

Revenues, net	$76,162	$64,159	$12,003	18.7%
Operating income	21,358	11,458	9,900	86.4%
Operating margin	28.0%	17.9%

Net revenues for the three months ended September 30, 2015 increased $6.3 million, or 21.0%, as compared with the three months ended September 30, 2014. The increase included $1.0 million attributable to acquisitions. Excluding the impact of acquisitions, approximately 95% and 5% of the increase in net revenues were due to increases in sales volumes and price, respectively. In addition to the sales resulting from acquisitions, the increase in sales volumes resulted from increased sales of existing products ($2.6 million), as well as greater demand in the HVAC industry ($2.1 million).

Net revenues for the six months ended September 30, 2015 increased $12.0 million, or 18.7%, as compared with the six months ended September 30, 2014. The increase included $2.2 million attributable to acquisitions. Excluding the impact of acquisitions, approximately 96% and 4% of the increase in net revenues were due to increases in sales volumes and price, respectively. In addition to the sales resulting from acquisitions, the increase in sales volumes resulted mainly from increased sales of existing products ($4.2 million), sales of fire and smoke prevention products related to projects that were expected to begin in the prior fiscal year, but were started or completed in the first quarter because of customer delays ($2.5 million) and greater demand in the HVAC industry ($3.0 million). These increases in sales volumes were partially offset by a decrease in the rail industry ($0.5 million).

Operating income for the three months ended September 30, 2015 increased $7.0 million, or 150.9%, as compared with the three months ended September 30, 2014. The increase is attributable to the increase in sales and a decrease in expenses due to a pension plan curtailment benefit ($3.2 million) and an impairment loss ($0.7 million) recognized on a patent and trademark in the prior period that did not recur.

Operating income for the six months ended September 30, 2015 increased $9.9 million, or 86.4%, as compared with the six months ended September 30, 2014. The increase in sales and decrease in expenses due to a pension plan curtailment benefit ($3.2 million) and an impairment loss ($0.7 million) recognized on a patent and trademark in the prior period that did not recur, were partially offset by increases in general and administrative expenses caused mainly by increases in the valuation of the contingent consideration liability for a prior acquisition, personnel related expenses and the increase in selling and distribution expenses due to higher freight and commission expenses associated with increased sales volumes.

Coatings, Sealants and Adhesives Segment Results

Coatings, Sealants and Adhesives is comprised of coatings and penetrants, pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements.

	Three Months Ended September 30,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent

Revenues, net	$27,971	$13,539	$14,432	106.6%
Operating income	4,938	2,944	1,994	67.7%
Operating margin	17.7%	21.7%

	Six Months Ended September 30,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent

Revenues, net	$56,420	$26,230	$30,190	115.1%
Operating income	6,778	6,407	371	5.8%
Operating margin	12.0%	24.4%

Net revenues for the three months ended September 30, 2015 increased $14.4 million, or 106.6%, as compared with the three months ended September 30, 2014. The increase included $14.5 million attributable to acquisitions. Decreased sales into the oil and gas market were partially offset by increased sales into other markets.

Net revenues for the six months ended September 30, 2015 increased $30.2 million, or 115.1%, as compared with the six months ended September 30, 2014. The increase in sales included $30.4 million related to acquisitions. Decreased sales into the oil and gas market were partially offset by increased sales into other markets.

Operating income for the three months ended September 30, 2015 increased $2.0 million, or 67.7%, as compared with the three months ended September 30, 2014. The increase in sales and a decrease in expenses due to a pension plan curtailment benefit ($1.4 million) were partially offset by increases in general and administrative expenses ($1.3 million) and selling and distribution expenses ($1.2 million) related to Strathmore’s operations, as well as an increase in general and administrative expenses due to one-time Strathmore transaction costs ($0.4 million).

Operating income for the six months ended September 30, 2015 increased $0.4 million, or 5.8%, as compared with the six months ended September 30, 2014. The increase in sales and a decrease in expenses due to a pension plan curtailment benefit ($1.4 million) were partially offset by increases in general and administrative expenses ($2.6 million) and selling and distribution expenses ($2.8 million) related to Strathmore’s operations, as well as an increase in general and administrative expenses due to one-time Strathmore transaction costs ($2.7 million).

Specialty Chemicals Segment Results

Specialty Chemicals includes lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Three Months Ended September 30,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent

Revenues, net	$19,771	$24,322	$(4,551)	(18.7%)
Operating income	4,961	4,173	788	18.9%
Operating margin	25.1%	17.2%

	Six Months Ended September 30,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent

Revenues, net	$39,934	$45,897	$(5,963)	(13.0%)
Operating income	7,691	8,026	(335)	(4.2%)
Operating margin	19.3%	17.5%

Net revenues for the three months ended September 30, 2015 decreased $4.6 million, or 18.7%, as compared with the three months ended September 30, 2014. Approximately 96% and 4% of the decrease in net revenues were due to decrease in sales volumes and price, respectively. The decrease was attributable to a decrease in sales volumes related primarily to a slowdown in the energy industry ($3.8 million). A decrease in sales volumes associated with existing lubricant products offered to the mining and industrial markets ($1.6 million) were partially offset by an increase in sales volumes associated with the rail industry ($0.8 million).

Net revenues for the six months ended September 30, 2015 decreased $6.0 million, or 13.0%, as compared with the six months ended September 30, 2014. The decrease in net revenues was entirely due to decreases in sales volumes. The decrease in sales volumes related primarily to a slowdown in the energy industry ($6.8 million) and a decrease in sales volumes into the mining and industrial markets ($1.6 million) and were partially offset by an increase in sales volumes associated with both new and existing lubricant products offered to the rail industry ($2.7 million), and to a lesser extent, an increase in prices.

Operating income for the three months ended September 30, 2015 increased $0.8 million, or 18.9%, as compared with the three months ended September 30, 2014. Decreased sales were more than offset by a decrease in expenses due to a pension plan curtailment benefit ($3.4 million) and a decrease in selling and distribution expenses as a result of lower freight and commission expenses due to the decrease in sales volumes.

Operating income for the six months ended September 30, 2015 decreased $0.3 million, or 4.2%, as compared with the six months ended September 30, 2014. A decrease in sales and the increase in general and administrative expenses, resulting mainly from an increase in system costs and personnel related expenses, were mostly offset by a decrease in expenses due to a pension plan curtailment benefit ($3.4 million) and a decrease in selling and distribution expenses as a result of lower freight and commissions expenses due to the decrease in sales volumes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Six months ended September 30,
	2015	2014
Net cash flows provided by operating activities	$21,595	$19,855
Net cash flows used by investing activities	(67,530)	(247)
Net cash flows provided (used) by financing activities	80,169	(8,961)

Existing cash, cash generated by operations and borrowings available under our debt agreements are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance (including cash and equivalents, bank time deposits and restricted cash) at September 30, 2015 was $61.0 million, as compared with $32.1 million at March 31, 2015.

For the six months ended September 30, 2015, our cash provided by operating activities was $21.6 million, as compared with $19.9 million for the six months ended September 30, 2014. Cash flows from working capital decreased for the six months ended September 30, 2015, due primarily to higher prepaid and other current assets ($6.3 million) due to an increased tax receivable that resulted from the pension plan curtailment, as well as higher accounts receivable ($1.2 million). Cash flows from working capital decreased for the six months ended September 30, 2014, due primarily to higher accounts receivable ($1.2 million), higher inventory ($1.1 million) and lower accounts payable ($1.1 million), partially offset by increased retirement obligations and other liabilities ($1.8 million).

Cash flows used by investing activities during the six months ended September 30, 2015 were $67.5 million as compared with $0.2 million for the six months ended September 30, 2014. Capital expenditures during the six months ended September 30, 2015 were $3.2 million, a decrease of $3.2 million as compared with the six months ended September 30, 2014. Our capital expenditures are focused on capacity expansion, continuous improvement, automation and consolidation of manufacturing facilities. We are in the process of streamlining some manufacturing operations. As a result, we are consolidating the manufacturing of some of our lubricant and grease products into our Rockwall, Texas facility. Our total capital expenditure requirements related to this consolidation are currently expected to be approximately $5 million during each of the fiscal years ending March 31, 2016 and March 31, 2017, and may require additional capital expenditures in later periods. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective April 1, 2015 we acquired Strathmore for $68.8 million in cash.

Cash flows provided by financing activities during the six months ended September 30, 2015 were $80.2 million as compared with a use of $9.0 million for the six months ended September 30, 2014. Cash inflows during the six months ended September 30, 2015 resulted primarily from $70.0 million in borrowings of long-term debt used to acquire Strathmore and a contribution of $13.0 million from Capital Southwest.

We believe that available cash and cash equivalents and cash flows generated through operations will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

Acquisitions and Dispositions

We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise capital, is a critical consideration in any such evaluation.

Notes 2 and 17 to our condensed consolidated financial statements included in this Quarterly Report contain a discussion of our acquisitions.

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness. We complied with all covenants through September 30, 2015.

On November 3, 2015, we received a commitment from JPMorgan Chase Bank, N.A., as administrative agent, for a $200.0 million revolving credit facility, which is expected to be available for approximately five years. This commitment is expected to replace all existing long-term debt arrangements held by our subsidiaries as of September 30, 2015. We currently expect to execute this new credit agreement before the end of the calendar year.

We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our indebtedness. These agreements are more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Information Statement. No significant changes to these policies have occurred in the six months ended September 30, 2015.

The process of preparing condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates.

Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements provide a meaningful and fair perspective of our consolidated financial condition and results of operations. This is not to suggest that other general risk factors, such as changes in worldwide demand, changes in material costs, performance of acquired businesses and others, could not adversely impact our consolidated financial condition, results of operations and cash flows in future periods. See “Cautionary Note Regarding Forward-Looking Statements” below.

ACCOUNTING DEVELOPMENTS

We have presented the information about pronouncements not yet implemented in Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents a summary of our contractual obligations at September 30, 2015 (in thousands):

	Payments due by Period (1)
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt obligations, principal (2)	$2,031	$25,872	$13,372	$52,899	$94,174
Long-term debt obligations, interest (2)	1,736	5,893	4,336	3,893	15,858
Operating lease obligations (3)	1,173	1,894	1,146	1,255	5,468
Purchase obligations (4)	20,428	7,837	1,418	—	29,683
Other long-term liabilities (5)	46	8,162	1,290	297	9,795

Total (6)	$25,414	$49,658	$21,562	$58,344	$154,978

(1)	The less than one year category represents the remainder of the current year (October 1, 2015 through March 31, 2016), the 1-3 years category represents fiscal years 2017 and 2018, the 3-5 years category represents fiscal years 2019 and 2020 and the greater than five years category represents fiscal years 2021 and thereafter.
(2)	Amounts include principal and interest cash payments through the maturity of the outstanding debt obligations. Principal and interest payments related to a line of credit which matures within one year are also included in the less than one year category. See Note 7 to our condensed consolidated financial statements included in this Quarterly Report.
(3)	Amounts exclude sublease rental income related to certain non-cancelable operating leases. Sales taxes, value added taxes, and goods and services taxes included as part of recurring lease payments are excluded from the amounts shown above.
(4)	Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty, but include open purchase orders which represent amounts we anticipate will become payable for goods and services we have negotiated for delivery.
(5)	Amounts primarily include settlement of the non-current portion of the liability recorded for the interest rate swap agreements associated with the term loans, contingent consideration payable due to acquisitions, and future payments required under outstanding incentive awards. See Notes 2, 6 and 9 to our consolidated financial statements included in this Quarterly Report. The liability for retirement benefits payable related to our defined benefit pension plans is excluded from the contractual obligations table as it does not represent expected liquidity requirements.
(6)	Operating lease and purchase obligations denominated in foreign currencies are projected based on the exchange rate in effect on September 30, 2015. Excludes amounts that have been eliminated in our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

Certain statements appearing in this Quarterly Report constitute “forward-looking statements.” Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	the expected benefits of the Share Distribution;

•	our business strategy;

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of research and development, capital, environmental or maintenance expenditures;

•	our beliefs regarding the timing and effects on our business of health and safety, tax, environmental or other legislation, rules and regulations;

•	the success or timing of completion of ongoing or anticipated capital, restructuring or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets and businesses;

•	our ability to obtain appropriate insurance and indemnities;

•	the potential effects of judicial or other proceedings, including tax audits, on our business, financial condition, results of operations and cash flows;

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation; and

•	the effective date and expected impact of accounting pronouncements.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements for a number of important factors, including those listed under “Risk Factors” in our Information Statement. You should not put undue reliance on any forwarding-looking statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our consolidated financial position and results of operations. We seek to minimize these risks through regular operating and financing activities, and when deemed appropriate, through the use of interest rate swaps. It is our policy to enter into interest rate swaps only to the extent considered necessary to meet our risk management objectives. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of September 30, 2015, we had outstanding variable rate indebtedness of $46.7 million, after consideration of interest rate swaps. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At September 30, 2015, we had interest rate swap agreements that covered $47.5 million of the $94.2 million of our total outstanding indebtedness. At September 30, 2015 unhedged variable rate indebtedness of $46.7 million had a weighted average interest rate of 3.0%. Each quarter point change in interest rates would result in a change of less than $0.2 million in our interest expense on an annual basis.

We may also be exposed to credit risk in derivative contracts we may use. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We have sought to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net losses associated with foreign currency translation of $2.3 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $0.6 million for the six months ended September 30, 2015 and 2014, respectively, which are included in other comprehensive income. We recognized foreign currency transaction net (losses) gains of $(0.1) million and $0.1 million for the three months ended September 30, 2015 and 2014, and $(0.2) million and $(0.1) million for the six months ended September 30, 2015 and 2014, respectively, which are included in other (expense) income, net in the condensed consolidated statements of operations.

Based on a sensitivity analysis at September 30, 2015, a 10% change in the foreign currency exchange rates for the six months ended September 30, 2015 would have impacted our net earnings by a negligible amount. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. We are not currently a party to any legal proceedings that, individually or in the aggregate, are expected to have a material effect on our business, financial condition, results of operations or financial statements, taken as a whole.

Item 1A. Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to “Risk Factors” included in our Information Statement, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

There have been no material changes in risk factors discussed in our Information Statement. The risks described in this Quarterly Report, our Information Statement and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Security.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

A list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q is set forth on the Exhibits Index immediately following the signature page of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSW INDUSTRIALS, INC.

Date:	November 16, 2015	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

Date:	November 16, 2015	/s/ Kelly Tacke
Kelly Tacke
Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

2.1	Distribution Agreement by and between Capital Southwest Corporation and CSW Industrials, Inc., dated September 8, 2015 (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 9, 2015)

3.1	Amended and Restated Certificate of Incorporation of CSW Industrials, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form 10 as filed with the Securities and Exchange Commission on September 9, 2015).

3.2	CSW Industrials, Inc. Bylaws, as adopted and effective September 14, 2015 (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10 as filed with the Securities and Exchange Commission on September 9, 2015).

10.1	Tax Matters Agreement by and among Capital Southwest Corporation and CSW Industrials, Inc., dated September 8, 2015 (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 9, 2015)

10.2+	Amended and Restated Employee Matters Agreement by and between Capital Southwest Corporation and CSW Industrials, Inc., dated September 14, 2015

10.3	Credit Agreement, dated as of July 27, 2011, by and between The RectorSeal Corporation and JPMorgan Chase Bank, N.A., as amended (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on August 28, 2015)

10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on August 28, 2015)

10.5	CSW Industrials, Inc. 2015 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 9, 2015)

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

+	Filed herewith.
++	Furnished herewith.