Form 10-Q
period 2015-12-31
CSW INDUSTRIALS, INC.
filed 2016-02-16
CIK 1624794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of February 8, 2016, there were 15,589,306 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.

FORM 10-Q

Page No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended December 31, 2015 and 2014 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended December 31, 2015 and 2014 (unaudited)	2
Condensed Consolidated Balance Sheets – December 31, 2015 and March 31, 2015 (unaudited)	3
Condensed Consolidated Statements of Equity – December 31, 2015 and March 31, 2015 (unaudited)	4
Condensed Consolidated Statements of Cash Flows – Nine Months Ended December 31, 2015 and 2014 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	35
SIGNATURES	36
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION

CSW INDUSTRIALS, INC.

Item 1. Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
(Amounts in thousands, except per share amounts)	2015	2014
Revenues, net	$70,918	$60,871
Cost of revenues	(38,769)	(32,175)

Gross profit	32,149	28,696
General and administrative expenses	(13,815)	(7,975)
Selling and distribution expenses	(11,365)	(9,646)
Research and development expenses	(1,346)	(1,353)

Operating income	5,623	9,722
Interest expense, net	(793)	(123)
Other (expense) income, net	(7)	152

Income before income taxes	4,823	9,751
Provision for income taxes	(2,825)	(3,365)

Net income	$1,998	$6,386

Net earnings per common share:
Basic	$0.13	$0.41
Diluted	0.13	0.41

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
(Amounts in thousands)	2015	2014
Net income	$1,998	$6,386
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $456 and $1,285, respectively	(847)	(2,386)
Cash flow hedging activity, net of taxes of $(156)	290	—
Pension and other postretirement effects, net of taxes of $(3)	7	—

Other comprehensive loss	(550)	(2,386)

Comprehensive income	$1,448	$4,000

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended December 31,
(Amounts in thousands, except per share amounts)	2015	2014
Revenues, net	$243,572	$197,763
Cost of revenues	(130,135)	(102,094)

Gross profit	113,437	95,669
General and administrative expenses	(36,069)	(24,019)
Selling and distribution expenses	(33,443)	(31,123)
Research and development expenses	(3,235)	(4,251)
Impairment loss	—	(662)

Operating income	40,690	35,614
Interest expense, net	(2,292)	(469)
Other (expense) income, net	(185)	1,640

Income before income taxes	38,213	36,785
Provision for income taxes	(14,602)	(12,413)

Net income	$23,611	$24,372

Net earnings per common share:
Basic	$1.51	$1.56
Diluted	1.51	1.56

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended December 31,
(Amounts in thousands)	2015	2014
Net income	$23,611	$24,372
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $1,111 and $1,606, respectively	(2,064)	(2,983)
Cash flow hedging activity, net of taxes of $(272)	505	—
Pension and other postretirement effects, net of taxes of $(2,614) and $73, respectively	4,855	(146)

Other comprehensive income (loss)	3,296	(3,129)

Comprehensive income	$26,907	$21,243

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share amounts)	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$51,052	$20,448
Restricted cash	—	2,385
Bank time deposits	5,498	9,248
Accounts receivable, net of allowance of $1,272 and $1,692, respectively	46,164	48,941
Inventories, net	54,684	47,175
Prepaid expenses and other current assets	9,930	6,812

Total current assets	167,328	135,009
Property, plant and equipment, net of accumulated depreciation of $57,368 and $52,954, respectively	61,942	56,837
Goodwill	73,309	40,645
Intangible assets, net	85,742	40,997
Other assets	20,248	13,033

Total assets	$408,569	$286,521

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,285	$8,960
Accrued and other current liabilities	18,655	16,001
Current portion of long-term debt	561	13,561

Total current liabilities	29,501	38,522
Long-term debt	105,762	13,143
Retirement benefits payable	1,669	22,545
Other long-term liabilities	15,927	7,710

Total liabilities	152,859	81,920
Equity:
Common shares, $0.01 par value	156	12
Shares authorized – 50,000
Shares issued – 15,583
Preferred shares, $0.01 par value	—	1,000
Shares authorized – 10,000
Shares issued – 0
Additional paid-in capital	30,456	7,810
Treasury shares, at cost	—	(2,712)
Retained earnings	232,095	208,784
Accumulated other comprehensive loss	(6,997)	(10,293)

Total equity	255,710	204,601

Total liabilities and equity	$408,569	$286,521

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Amounts in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Investment of Capital Southwest	Accumulated Other Comprehen- sive Loss	Total Equity
Balance at March 31, 2015	$—	$—	$208,784	$6,110	$(10,293)	$204,601
Stock-based and other executive compensation	—	1,398	—	—	—	1,398
Net income	—	—	23,611	—	—	23,611
Dividends	—	—	(300)	—	—	(300)
Other comprehensive income, net of tax	—	—	—	—	3,296	3,296
Effects of Share Distribution and contributions from Capital Southwest	156	29,058	—	(6,110)	—	23,104

Balance at December 31, 2015	$156	$30,456	$232,095	$—	$(6,997)	$255,710

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
(Amounts in thousands)	2015	2014
Cash flows from operating activities:
Net income	$23,611	$24,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,042	4,457
Amortization of intangible assets	4,896	3,342
Stock-based and other executive compensation	1,398	—
Acquisition-related non-cash gain	(1,950)	—
Net (gain) loss on sales of property, plant and equipment	33	(1,582)
Pension plan curtailment benefit	(8,020)	—
Impairment of assets	—	662
Net deferred taxes	4,361	673
Changes in operating assets and liabilities:
Accounts receivable, net	9,612	7,475
Inventories, net	1,484	(4,707)
Prepaid expenses and other current assets	(446)	(545)
Other assets	(89)	64
Accounts payable and accrued and other current liabilities	(411)	(1,786)
Retirement benefits payable and other liabilities	(1,039)	(357)

Net cash provided by operating activities	38,482	32,068

Cash flows from investing activities:
Capital expenditures	(6,024)	(8,364)
Proceeds from sale of assets held for investment	—	3,494
Proceeds from sale of assets	20	6,362
Net change in bank time deposits and restricted cash	5,805	(423)
Cash paid for acquisitions	(97,732)	(4,524)

Net cash used in investing activities	(97,931)	(3,455)

Cash flows from financing activities:
Borrowings on lines of credit	81,000	7,581
Repayments on lines of credit	(94,421)	(29,733)
Borrowings on revolving credit agreement	93,040	—
Payments of deferred loan costs	(1,073)	—
Cash contribution from Capital Southwest	13,000	—
Dividends paid	(300)	(660)

Net cash provided by (used in) financing activities	91,246	(22,812)

Effect of exchange rate changes on cash and cash equivalents	(1,193)	(623)

Net increase in cash and cash equivalents	30,604	5,178
Cash and cash equivalents, beginning of period	20,448	15,411

Cash and cash equivalents, end of period	$51,052	$20,589

Supplemental non-cash disclosure:
Pension plan assets contributed by Capital Southwest	$10,357	$—

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” the “Company,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and deep domain expertise across three segments: Industrial Products; Coatings, Sealants and Adhesives; and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating and air conditioning (“HVAC”) and refrigeration applications, coatings and sealants and high performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5 ™ thread sealants, KOPR KOTE™ anti-seize lubricants, Safe-T-Switch® condensate overflow shutoff devices, KATS® coatings, Air Sentry® breathers, and RailPlex® tank car coatings. Addtionally, we recently acquired Deacon® high temperature sealants and AC Leak Freeze® to stop refrigerant leaks. Our products are well known in the specific industries we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC, industrial, rail, plumbing, architecturally-specified building products, energy, mining, and other general industrial markets.

The Share Distribution

On December 2, 2014, Capital Southwest Corporation (“Capital Southwest”) announced its plan to spin-off certain of its industrial products, coatings, sealants and adhesives and specialty chemicals businesses by means of a distribution of the outstanding shares of common stock of CSWI on a pro rata basis to holders of Capital Southwest common stock (the “Share Distribution”). The Share Distribution occurred on September 30, 2015, and CSWI became an independent, publicly traded company. Prior to the Share Distribution, Capital Southwest contributed to CSWI all of the outstanding capital stock of The RectorSeal Corporation (“RectorSeal”), The Whitmore Manufacturing Company (“Whitmore”), Jet-Lube, Inc. (“Jet-Lube”), Strathmore Holdings, LLC. (“Strathmore”), Balco, Inc. (“Balco”), Smoke Guard, Inc. (“Smoke Guard”) and CapStar Holdings Corporation (“CapStar”), $13.0 million in cash and pension assets of $10.4 million (CSWI assumed both the pension plan assets and obligations associated with the defined benefit pension plan), and net of $0.3 million in equity issuance costs. The following is a brief description of each business:

•	RectorSeal formulates and manufactures specialty chemical products including pipe thread sealants, firestop sealants, plastic solvent cements and other formulations. RectorSeal also makes specialty tools for tradesmen and innovative systems for containing flames and smoke from building fires.

•	Whitmore manufactures high performance, specialty lubricants for heavy equipment used in surface mining, railroad and other industries. Whitmore also manufactures lubrication equipment, specifically for rail applications, and lubrication-centric reliability solutions for a wide variety of industries, and produces water-based coatings for the automotive and primary metals industries.

•	Jet-Lube is a world leader in anti-seize compounds, thread sealants and specialty lubrication products and greases for the energy industry.

•	Strathmore is engaged in the manufacturing of paint for sale to industrial clients and is a leading manufacturer of specialized industrial coating products including urethanes, epoxies, acrylics and alkyds.

•	Balco is engaged in the fabrication of aluminum and plastic extrusions and other materials related to safety, slip resistance and emergency egress.

•	Smoke Guard manufactures certified custom safety products for the commercial construction market and other markets requiring smoke and fire protection.

•	CapStar acquires, holds and manages certain real estate and other assets. The operations of CapStar are not material.

Basis of Presentation

CSWI began operations on September 30, 2015 as a result of the Share Distribution. With the exception of cash funded at inception and the contributed capital stock of the businesses discussed above, we did not own any material assets prior to the Share Distribution. The historical financial position, results of operations and cash flows included in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015 (“Quarterly Report”) represent the condensed consolidated financial statements of the businesses discussed above. As these businesses were under common control of Capital Southwest for all periods prior to

September 30, 2015, the financial statements have been consolidated for all historical periods and equity accounts presented in the balance sheet as of March 31, 2015 represent the combined equity accounts of these businesses. Equity accounts presented in the balance sheet as of December 31, 2015 represent the equity of CSWI. The condensed consolidated financial statements have been prepared on a standalone basis and are derived from the underlying accounting records of the underlying businesses in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements include all revenues, costs, assets and liabilities directly attributable to the businesses discussed above. However, the condensed consolidated financial statements for periods prior to the Share Distribution may not include all of the expenses that would have been incurred had the businesses been operating as separate publicly-traded (“standalone”) companies during those periods and may not reflect the consolidated results of operations, financial position, and cash flows as a standalone company during all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements as of December 31, 2015 and for the three and nine months ended December 31, 2015 and 2014, of CSWI are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for the fair statement of such condensed consolidated financial statements have been made.

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

Accounting Policies

We have consistently applied the accounting policies described in our Information Statement in preparing these condensed consolidated financial statements. Subsequent to the Share Distribution, we began accounting for stock-based compensation, which is described below.

Stock-based Compensation – Stock-based compensation is measured at the grant-date fair value. The exercise price of stock option awards and the value of restricted share awards are set at the closing price of our common stock on the NASDAQ Stock Market, LLC on the date of grant, which is the date such grants are authorized by our Board of Directors. The intrinsic value of restricted shares, which is typically the product of share price at the date of grant and the number of restricted shares granted, is amortized on a straight-line basis to compensation expense over the period in which the restrictions lapse based on the expected number of shares that will vest.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, and may be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2015-17 on our consolidated financial condition and results of operations.

2.     ACQUISITIONS

AC Leak Freeze

On December 16, 2015, we acquired substantially all of the assets of AC Leak FreezeTM (“Leak Freeze”), based in Baltimore, Maryland for $16.75 million in cash, subject to final working capital adjustments. The acquisition was funded by borrowings under CSWI’s Revolving Credit Facility (discussed in Note 8). Leak Freeze is a leading manufacturer of original equipment manufacturer-approved air conditioning and refrigerant leak repair solutions. We do not have a preliminary estimate of how the purchase price will be allocated to the acquired assets. Leak Freeze activity has been included in our Specialty Chemicals segment since the acquisition date. No pro forma information has been provided due to immateriality.

Deacon Industries, Inc.

On October 1, 2015, we acquired substantially all of the assets of Deacon Industries, Inc. (“Deacon”), based in Washington, Pennsylvania for $12.6 million. The acquisition was funded by $11.0 million of borrowings under the RectorSeal Line of Credit and $1.1 million cash on hand. The remaining $0.5 million of the purchase price represents a payment contingent upon the achievement of certain performance metrics during the fiscal year ending March 31, 2017. Deacon is a leading manufacturer of high temperature sealants and injectable packings with applications in a variety of industrial end markets, both on an emergency and maintenance basis. The excess of the purchase price over the fair value of the identifiable assets acquired was $4.1 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive sealant and injectable packing product portfolio and leveraging our larger distributor network. The preliminary allocation of the fair value of the assets acquired included customer lists, know-how, trademarks and trade names and a non-compete agreement of $2.9 million, $2.6 million, $1.1 million, and $0.1 million, respectively, as well as property, plant, and equipment and inventory in the amounts of $0.9 million and $0.5 million, respectively. Customer lists, know-how and the non-compete agreement are being amortized over 15 years, 10 years and five years, respectively, while trademarks and trade names and goodwill are not being amortized. Deacon activity has been included in our Coatings, Sealants and Adhesives segment since the acquisition date. No pro forma information has been provided due to immateriality.

Strathmore Products, Inc.

Effective April 1, 2015, we acquired the assets of Strathmore, a leading manufacturer of specialized industrial coating products including urethanes, epoxies, acrylics and alkyds, for $68.8 million, plus up to an additional $16.5 million within a prescribed period of time following March 31, 2017, depending on the achievement of certain performance metrics during the fiscal years ending March 31, 2016 and 2017. A liability of $2.0 million was recorded based on the projected achievement of the performance metrics as estimated using the Monte Carlo simulation methodology. This liability was reduced to $0 during the quarter ended December 31, 2015 as Strathmore’s performance since the date of acquisition has been less than initially anticipated. The acquisition was funded from borrowings of $70.0 million (as discussed in Note 8). Transaction costs incurred in connection with the acquisition were $2.7 million (including $0.2 million incurred during the fiscal year ended March 31, 2015) and are reported in general and administrative expenses in the accompanying consolidated statements of income. The preliminary calculation of the excess of the purchase price over the fair value of the identifiable assets acquired was $15.1 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be achieved from an increased market presence in the industrial coatings sector and a platform from which to grow through end-market and geographic expansion. During the quarter ended December 31, 2015, a measurement period adjustment was recorded to recognize $2.7 million in prepaid compensation cost, which reduced the preliminary estimate of goodwill to $12.4 million. Prepaid compensation will be amortized ratably to expense over the vesting period, which ends March 31, 2018. The fair value of the assets acquired included trade names and trademarks, customer relationships and non-compete agreements of $14.9 million, $27.4 million and $0.4 million, respectively. Customer relationships and the non-compete agreements are being amortized over 15 years and five years, respectively, while trade names, trademarks and goodwill are not being amortized.

The following table summarizes the preliminary estimates of fair values of assets acquired and liabilities assumed (in thousands):

Accounts receivable	$4,902
Inventory	8,447
Property, plant and equipment	3,761
Intangible assets	42,650
Other, net	2,941
Current liabilities	(4,297)

Net tangible and intangible assets	58,404
Goodwill	12,395

Purchase price	$70,799

Strathmore has been included in the Coatings, Sealants and Adhesives segment since its effective acquisition date. Net revenue attributable to Strathmore since the date of acquisition was $42.1 million. Pro forma information regarding Strathmore is provided below (in thousands, except per share amounts):

	Three Months Ended December 31,
	2015	2014
Revenues, net	$70,918	$76,661
Operating income	5,623	10,461
Net income	1,998	6,524
Earnings per share – Basic	0.13	0.42
Earnings per share – Diluted	0.13	0.42

	Nine Months Ended December 31,
	2015	2014
Revenues, net	$243,572	$251,007
Operating income	40,690	40,749
Net income	23,611	26,542
Earnings per share – Basic	1.51	1.70
Earnings per share – Diluted	1.51	1.70

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

Evo-Crete and Polyslab product lines

On August 15, 2014, we acquired the Evo-Crete and Polyslab product lines for $4.5 million from the Evolve Group located in Brisbane, Queensland and formed a new entity, RectorSeal Australia, Pty. Ltd. RectorSeal Australia focuses on the plumbing, HVAC and irrigation markets. Evo-Crete and Polyslab will continue to be manufactured in Australia. The purchase was funded from borrowings of $3.0 million with the remainder funded from internal working capital. The excess of the purchase price over the fair value of the identifiable assets acquired was $1.5 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive HVAC product portfolio and expansion of existing RectorSeal product sales into the Australian market. The fair value of the assets acquired included customer lists, patents, trademarks and a non-compete agreement of $1.2 million, $0.7 million, $0.4 million, and $0.1 million, respectively, as well as property, plant, and equipment in the amount of $0.7 million. Customer lists, patents and the non-compete agreement are being amortized over 15 years, 10 years and five years, respectively, while trademarks and goodwill are not being amortized. The RectorSeal Australia activity has been included in the Industrial Products segment since the acquisition date. No pro forma information has been provided due to immateriality.

3.    INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2015	March 31, 2015
Raw materials and supplies	$28,870	$21,837
Work in process	5,811	5,626
Finished goods	25,973	25,325

Total inventories	60,654	52,788
Less: LIFO reserve	(5,304)	(5,456)
Less: Obsolescence reserve	(666)	(157)

Inventories, net	$54,684	$47,175

4.    GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the period ended December 31, 2015 were as follows (in thousands):

	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Total
Balance at March 31, 2015	$36,323	$920	$3,402	$40,645
Acquisition of Strathmore	—	12,395	—	12,395
Acquisition of Deacon	—	4,105	—	4,105
Acquisition of Leak Freeze (a)	—	—	16,234	16,234
Currency translation	(70)	—	—	(70)

Balance at December 31, 2015	$36,253	$17,420	$19,636	$73,309

(a)	As discussed in Note 2 above, the fair value of assets acquired and liabilities assumed in the acquisition of Leak Freeze is not yet available. The amount presented here will be updated when the fair value attributable to working capital and other identifiable intangible assets is complete.

Intangible assets consist of the following (in thousands):

		December 31, 2015		March 31, 2015
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	5-20	$14,295	$(8,232)	$14,284	$(7,608)
Customer lists and amortized trademarks	10-20	67,282	(15,427)	37,091	(11,516)
Non-compete agreements (a)	5-12	1,109	(341)	2,877	(2,458)
Other	4-5	3,292	(266)	412	(137)

		$85,978	$(24,266)	$54,664	$(21,719)

Trade names and trademarks not being amortized:		$24,030	$—	$8,052	$—

(a)	During the nine months ended December 31, 2015, we wrote off $2.3 million of expired and fully amortized non-compete agreements.

Amortization expense for the three-month periods ended December 31, 2015 and 2014 was $1.6 million and $1.2 million, respectively. Amortization expense for the nine-month periods ended December 31, 2015 and 2014 was $4.9 million and $3.3 million, respectively. The following table shows the estimated future amortization for intangible assets as of December 31, 2015, for the remainder of the current fiscal year and the next five years ending March 31 (in thousands):

2016	$1,745
2017	6,766
2018	6,608
2019	6,509
2020	5,730
2021	5,411

5.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following (in thousands):

	December 31, 2015	March 31, 2015
Compensation and related benefits	$11,101	$9,212
Rebates and marketing agreements	2,299	1,515
Commissions	972	1,157
Sales and property taxes	724	373
Other accrued expenses	3,559	3,744

Total accrued and other current liabilities	$18,655	$16,001

6.    EXECUTIVE COMPENSATION

On August 28, 2014, the Board of Directors of Capital Southwest adopted an executive compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to executive officers of Capital Southwest. The plan was intended to align the compensation of Capital Southwest’s executive officers with Capital Southwest’s key strategic objective of increasing the market value of Capital Southwest’s shares through a transformative transaction for the benefit of Capital Southwest’s shareholders. Under the plan, Joseph B. Armes, Kelly Tacke, and Bowen S. Diehl, receive an amount equal to 6.0% of the aggregate appreciation in Capital Southwest’s share price from August 28, 2014 (using a base price of $36.16 per share) to the Trigger Event Date (December 29, 2015). Effective immediately with the spin-off of CSWI, both Joseph B. Armes and Kelly Tacke became employees of CSWI and Bowen Diehl remained an employee of Capital Southwest. The initial plan component consists of nonqualified options awarded to purchase a total of 258,000 shares of common stock. The second plan component consists of total awards of 127,000 shares of restricted stock, which have voting rights, but do not have cash dividend rights. The final plan component consists of cash incentive payments awarded to each of Mr. Armes, Ms. Tacke and Mr. Diehl in an amount equal to the excess of each awardee’s allocable portion of the Total Payment Amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified option awards under the plan. The equity based awards vest and become exercisable as follows: (1) 1/3 on the Trigger Event Date; (2) 1/3 on the first anniversary of the Trigger Event Date; and (3) 1/3 on the second anniversary of the Trigger Event Date. Generally, entitlement to such awards is conditioned on the awardee remaining in the employment of the Capital Southwest or its subsidiaries on the vesting date, or in the event the employment of the awardee was transferred to CSWI, continuing employment by CSWI.

On September 8, 2015, the Board of Capital Southwest designated the Share Distribution as a transformative transaction for purposes of the executive compensation plan and amended the award agreements granted under the plan to provide for accelerated vesting of the awards held by an executive in the event of a termination of such executive’s service effected by the executive for good reason, by the employer without cause, or as a result of the disability or death of the executive. As a result of the Share Distribution completed on September 30, 2015, the Trigger Event Date was determined to be December 29, 2015.

As of December 29, 2015, the cash component of the executive compensation plan was calculated based on the volume weighted average price of Capital Southwest and CSWI common stock for the 20 trading days ended December 29, 2015.    Effective with the Share Distribution, CSWI entered into an Employee Matters Agreement with Capital Southwest. Under this agreement, Capital Southwest will retain the obligation to fund the cash incentive awards granted under the Executive Compensation Plan, and all liabilities with respect to such cash incentive awards will remain liabilities of Capital Southwest. During the three and nine months ended December 31, 2015, we recorded total executive compensation expense for the cash incentive payments of $0.9 million for Mr. Armes and Ms. Tacke, and total stock compensation expense of $0.2 million. The remaining cash compensation of $2.7 million will be recognized as compensation expense over the remaining vesting period.

7.    SHARE-BASED COMPENSATION

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

In connection with the Share Distribution, all stock option and restricted stock awards granted by Capital Southwest, including awards granted under the executive compensation plan discussed in Note 6, were adjusted and each holder of an award received both Capital Southwest and CSWI stock options and restricted stock awards.

•	Each Capital Southwest stock option was converted into both a Capital Southwest stock option and a CSWI stock option, with adjustments made to the exercise prices and number of shares subject to each option in order to preserve the aggregate intrinsic value of the original Capital Southwest stock option as measured immediately before and immediately after the Share Distribution, subject to rounding. The adjusted Capital Southwest stock options and CSWI stock options will be subject to substantially the same terms, vesting conditions, post-termination exercise rules and other restrictions that applied to the original Capital Southwest stock options immediately before the Share Distribution. Options generally expire 10 years from the date of grant and generally vest on or after the first anniversary of the date of grant in five annual installments. The fair value of stock options is determined using the Black-Scholes pricing model and such fair value is expensed on a straight-line basis over the requisite service period.

•	The Capital Southwest restricted stock awards will remain outstanding and the awardees additionally received one share of CSWI restricted stock for each share of Capital Southwest restricted stock held, which shares are subject to substantially the same terms, vesting conditions and other restrictions applicable to the Capital Southwest restricted stock award immediately before the Share Distribution. Restricted Stock awards generally have full voting and dividend rights, but are restricted with regard to sale or transfer. Unless otherwise specified in the award agreement, the restrictions do not expire for a minimum of one year and a maximum of five years and are subject to forfeiture during the restriction period. Typically, restricted share grants have staggered vesting periods over one to five years from the grant date. The fair value of restricted stock is based on the closing price of common stock on the date of grant and such fair value is expensed on a straight-line basis over the requisite service period.

The issuance of share-based compensation awards discussed above occurred in conjunction with the Share Distribution after the market closed on September 30, 2015. We record compensation expense for share-based awards granted by CSWI to CSWI employees and share-based awards granted by Capital Southwest to employees who are now employed by CSWI.

We recorded stock-based compensation as follows for the three and nine months ended December 31, 2015 (in thousands):

	Three Months Ended December 31, 2015
	Stock Options	Restricted Stock	Total
Stock-based compensation expense	$103	$375	$478
Related income tax benefit	(36)	(131)	(167)

Net stock-based compensation expense	$67	$244	$311

No stock-based compensation expense was recorded prior to October 1, 2015.

Stock option activity, which represents outstanding CSWI awards, including awards held by Capital Southwest employees is as follows:

	Nine Months Ended December 31, 2015
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2015	—	$—
Granted	368,487	24.40
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2015	368,487	$24.40	8.1	$4.9

Exercisable at December 31, 2015	126,181	$23.31	7.4	$1.8

At December 31, 2015, we had unrecognized compensation cost related to non-vested stock options of $0.9 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.2 years. The calculation of unrecognized compensation cost and weighted average periods include share-based awards granted by CSWI to CSWI employees and share-based awards granted by Capital Southwest to employees who are now employed by CSWI. Other than options awarded in conjunction with the Share Distribution, which were granted at a weighted average fair value of $6.67 per share, no options were granted during the three or nine months ended December 31, 2015. No options were exercised during the three or nine months period ended December 31, 2015 or 2014. The total fair value of stock options vested during the three and nine months ended December 31, 2015 was $0.4 million.

Restricted stock activity, which represents outstanding CSWI awards, including awards held by Capital Southwest employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2015	—	$—
Granted	221,903	22.04
Vested	(42,333)	15.19
Canceled	(1,800)	26.09

Outstanding at December 31, 2015	177,770	$26.81

During the restriction period, the holders of restricted stock are entitled to vote and receive dividends, except for restricted shares awarded under the executive compensation plan discussed in Note 6. At December 31, 2015, we had unrecognized compensation cost related to unvested restricted shares of $3.1 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.3 years. The calculation of unrecognized compensation cost and weighted average periods include share-based awards granted by CSWI to CSWI employees and share-based awards granted by Capital Southwest to employees who are now employed by CSWI. The total fair value of restricted shares vested during the three and nine months ended December 31, 2015 was $0.6 million and $0.7 million, respectively. The total fair value of restricted shares vested during the three and nine months ended December 31, 2014 was $0 and less than $0.1 million, respectively.

Restricted stock granted during the three months ended December 31, 2015 includes 17,449 shares with performance-based vesting provisions, and vesting ranges from 0-100% based on pre-defined performance targets. Performance-based restricted stock is earned upon the achievement of performance targets, and is payable in common shares. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant. During the performance period, compensation expense may be adjusted based on changes in the expected achievement of the performance targets.

8.    LONG-TERM DEBT

Debt consists of the following (in thousands):

	December 31, 2015	March 31, 2015
Revolving Credit Facility, interest rate of 2.52%	$93,039	$—
RectorSeal line of credit, interest rate of 1.77%	—	13,000
Whitmore term loan, interest rate of 2.42% and 2.17%, respectively	13,284	13,704

Total debt	106,323	26,704
Less: Current portion	(561)	(13,561)

Long-term debt	$105,762	$13,143

Revolving Credit Facility Agreement

On December 11, 2015, we entered into a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under this facility bear interest at a rate of prime plus 0.75% or London Interbank Offered Rate (“LIBOR”) plus 1.75%, which may be adjusted based on our leverage ratio. We pay a commitment fee 0.25% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at maturity. This facility is secured by substantially all of our assets. Borrowings under this facility were used as follows: (1) to repay the principal and interest outstanding under the RectorSeal Line of Credit and the Strathmore Acquisition Term Loan, (2) to pay fees incurred to enter into the agreement and (3) to acquire Leak Freeze. As of December 31, 2015, we had $93.0 million in outstanding borrowings under this facility. The agreement contains certain restrictive covenants, including requiring us to maintain a minimum fixed charge coverage of ratio of 1.25 to 1.00 and a maximum leverage ratio of EBITDA to Funded Debt (as defined in the agreement) of 3.00 to 1.00. Covenant compliance is tested quarterly and we were in compliance with all covenants as of December 31, 2015.

During February 2016, we repaid $21.5 million of the amount that was outstanding at December 31, 2015 under this facility.

RectorSeal Line of Credit

RectorSeal had a $30.0 million secured line of credit with a bank available for acquisitions and general corporate purposes, which was scheduled to mature on July 31, 2016. Quarterly interest payments were required. Borrowings under the line of credit bore interest at a variable annual rate of either the one month LIBOR plus 1.5% or 0.75% less than the bank floating rate. The line of credit was secured by accounts receivable, inventory, equipment, investments, and other assets of RectorSeal (excluding its subsidiaries). As of March 31, 2015, RectorSeal had $13.0 million in outstanding borrowings under the line of credit. The remaining principal balance of $6.5 million was repaid on December 11, 2015 with borrowings under the Revolving Credit Facility, and the line of credit was terminated.

Strathmore Acquisition Term Loan

Whitmore had a $70.0 million secured term loan outstanding to support the acquisition of Strathmore. The term loan was scheduled to mature on April 27, 2020 and was secured by the assets of Whitmore and Strathmore, excluding certain real property. Borrowings under the term loan bore interest at a variable annual rate equal to one month LIBOR plus 3.0%. We made quarterly payments of $875,000 in both July 2015 and October 2015. The remaining principal balance of $68.3 million was repaid on December 11, 2015 with borrowings under the Revolving Credit Facility, and the term loan was terminated.

Whitmore Line of Credit

As of December 31, 2015, Whitmore had a $20.0 million secured line of credit with a syndicate of four commercial banks available for general corporate purposes. The line of credit was scheduled to mature on April 27, 2020. Borrowings under the line of credit bore interest at a variable annual rate of 0.5% less than the bank floating rate. As of March 31, 2014, Whitmore had outstanding borrowings of $4.3 million under the line of credit. Whitmore repaid the entire balance during the quarter ended December 31, 2014. As of March 31, 2015, Whitmore had no outstanding borrowings under the line of credit. This line of credit was terminated in conjunction with our Revolving Credit Facility.

Whitmore Term Loan

As of December 31, 2015, Whitmore had a secured term loan outstanding related to a newly constructed warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility. The term loan matures on July 31, 2029, and we have quarterly payments of $140,000 due in each of the next four quarters. Borrowings under the term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%. As of December 31, 2015 and March 31, 2015, Whitmore had $13.3 million and $13.7 million, respectively, in outstanding borrowings under the term loan.

Balco Line of Credit

Balco had a $1.5 million unsecured revolving line of credit with a bank available for working capital purposes that matured on October 29, 2015. Borrowings under the line of credit bore interest at a variable annual rate of 0.5% less than the U.S. prime interest rate, with a floor of 3.75%. As of March 31, 2015, Balco had no outstanding borrowings under the line of credit.

Future Minimum Debt Payments

As of December 31, 2015, our future minimum debt payments are as follows for fiscal years ending March 31 (in thousands):

2016 (remainder)	$140
2017	561
2018	561
2019	561
2020	561
Thereafter	103,939

Total	$106,323

9.     EARNINGS PER SHARE

We use the two-class method of calculating earnings per share, which determines earnings per share for each class of common stock and participating security as if all earnings of the period had been distributed. As the holders of restricted stock are entitled to vote and receive dividends during the restriction period, unvested restricted stock qualifies as participating securities and, accordingly, are included in the basic computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common share. Diluted earnings per share is based on the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options.

On September 30, 2015, 15.6 million CSWI common shares were distributed to Capital Southwest shareholders in connection with the Share Distribution. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding throughout all periods presented up to and including September 30, 2015 in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, the dilutive securities outstanding at September 30, 2015 were also assumed to be outstanding throughout all periods presented up to and including September 30, 2015.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and nine months ended December 31, 2015 and 2014 (amounts in thousands, except per share data):

	Three Months Ended December 31,
	2015	2014
Net income for basic and diluted earnings per share	$1,998	$6,386
Weighted average shares:
Common stock	15,441	15,441
Participating securities	222	142

Denominator for basic earnings per common share	15,663	15,583
Potentially dilutive securities (a)	78	41

Denominator for diluted earnings per common share	15,741	15,624

Earnings per common share:
Basic	$0.13	$0.41
Diluted	0.13	0.41

	Nine Months Ended December 31,
	2015	2014
Net income for basic and diluted earnings per share	$23,611	$24,372
Weighted average shares:
Common stock	15,441	15,441
Participating securities	169	142

Denominator for basic earnings per common share	15,610	15,583
Potentially dilutive securities (a)	78	41

Denominator for diluted earnings per common share	15,688	15,624

Earnings per common share:
Basic	$1.51	$1.56
Diluted	1.51	1.56

(a)	No shares were excluded for anti-dilution for the three and nine months ended December 31, 2015. We have excluded 29,877 shares for the three and nine months ended December 31, 2014 as their effect would have been anti-dilutive.

10.    DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of December 31, 2015 and March 31, 2015, we had $47.4 million and $13.7 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At December 31, 2015, the maximum remaining length of any interest rate swap contract in place was approximately 13.6 years.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluation of our counterparties under interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	December 31, 2015	March 31, 2015
Current derivative liabilities	$466	$—
Non-current derivative liabilities	611	1,206

Current and non-current derivative liabilities are reported in our consolidated balance sheets in Accrued and other current liabilities and Other long-term liabilities, respectively. The impact of changes in fair value of interest rate swaps is included in Note 16.

11.    FAIR VALUE MEASUREMENTS

The fair value of interest rate swaps discussed in Note 10 are determined using Level 2 inputs. The carrying value of our debt, included in Note 8, approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, accounts payable) approximated their fair values at December 31, 2015 and March 31, 2015 due to their short-term nature.

The fair values of contingent payments discussed in Note 2 are estimated using Level 3 inputs. The contingent payment related to the acquisition of the Deacon assets utilized the weighted average probability method using forecasted sales. The most significant factor in the valuation is projected net revenues resulting from sales of Deacon products. The contingent payment related to the Strathmore acquisition utilized the Monte Carlo simulation methodology and employed 200,000 trials using a risk neutral Geometric Brownian Motion methodology. The volatility used in the Monte Carlo analysis was based on the observed equity volatility of comparable companies, and the risk free discount rate was the U.S. treasury rate corresponding to the respective term of each earn-out. The most significant factor in the valuation is Strathmore’s projected earnings before interest, taxes, depreciation and amortization. The contingent payment related to the acquisition of the SureSeal assets utilized the weighted average probability method using forecasted sales and gross margin. The most significant factor in the valuation is projected net revenues resulting from sales of SureSeal products. The fair value of contingent payments was $5.7 million, which includes the addition of a $0.5 million contingent payment for Deacon, and $5.1 million as of December 31, 2015 and March 31, 2015, respectively. During the three and nine months ended December 31, 2015, the fair value of the contingent payment related to the SureSeal acquisition was increased by $0.2 million, net to $5.3 million due primarily to accretion. During the nine months ended December 31, 2015 the fair value of the contingent payment related to the Strathmore acquisition was reduced by $2.0 million to $0 due to a decline in the probability that Strathmore would meet the minimum threshold for payment. All changes in the fair value of contingent payments are recorded in General and administrative expense.

12.    RETIREMENT PLANS

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

The funding policy of the Qualified Plan is to contribute annual amounts that are currently deductible for federal income tax purposes. No contributions were made during the three or nine month periods ended December 31, 2015 and 2014.

The following tables set forth the Qualified Plan’s net pension (benefit) expense recognized in our condensed consolidated financial statements (in thousands):

	Three Months Ended December 31,
	2015	2014
Service cost – benefits earned during the period	$—	$760
Interest cost on projected benefit obligation	642	628
Expected return on assets	(951)	(601)
Amortization of net prior service cost	—	14

Net pension (benefit) expense	$(309)	$801

	Nine Months Ended December 31,
	2015	2014
Service cost – benefits earned during the period	$2,042	$2,280
Interest cost on projected benefit obligation	2,024	1,884
Expected return on assets	(2,275)	(1,804)
Amortization of net prior service (benefit) cost	(28)	43
Curtailment benefit	(8,051)	—

Net pension (benefit) expense	$(6,288)	$2,403

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

	Three Months Ended December 31,
	2015	2014
Service cost – benefits earned during the period	$—	$16
Interest cost on projected benefit obligation	18	17
Amortization of net prior service cost	2	3
Amortization of net actuarial loss	6	5

Net pension expense	$26	$41

	Nine Months Ended December 31,
	2015	2014
Service cost – benefits earned during the period	$27	$49
Interest cost on projected benefit obligation	54	50
Amortization of net prior service cost	7	8
Amortization of net actuarial loss	26	16
Curtailment benefit	31	—

Net pension expense	$145	$123

13.    RELATED PARTY DISCLOSURES

We paid management fees of $0 and $0.1 million for the three months ended December 31, 2015 and 2014, respectively, and $0.2 million and $0.4 million for the nine months ended December 31, 2015 and 2014, respectively, to a management company subsidiary of Capital Southwest for services rendered during each respective period. These amounts are presented as General and administrative expenses in the consolidated statements of income. Following the Share Distribution, CSWI is no longer liable for the payment of management fees.

We paid dividends to our former sole shareholder, Capital Southwest, of $0 and $0.2 million for the three months ended December 31, 2015 and 2014, respectively, and $0.3 million and $0.7 million for the nine months ended December 31, 2015 and 2014, respectively. Any future payment of dividends to CSWI’s shareholders will be at the discretion of our Board of Directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, any contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that the Board of Directors may deem relevant. We do not currently expect to pay dividends on our common stock for the foreseeable future.

As of December 31, 2015, 942,493 shares of Capital Southwest stock were held under the employee stock-ownership plan and 169,552 shares of Capital Southwest stock were held in the qualified defined benefit pension plan.

Tax Matters Agreement – We entered into a tax matters agreement with Capital Southwest (the “Tax Matters Agreement”). The Tax Matters Agreement generally governs our and Capital Southwest’s respective rights, responsibilities and obligations with respect to taxes in connection with the Share Distribution. The Tax Matters Agreement provides that we will be liable for taxes incurred by Capital Southwest as a result of our taking or failing to take certain actions that result in the Share Distribution failing to meet the requirements of a tax-free distribution under the Internal Revenue Code. The Tax Matters Agreement also restricts our and Capital Southwest’s ability to take actions that could cause the Share Distribution to fail to meet the requirements of a tax-free distribution under the Code. These restrictions may prevent us and Capital Southwest from entering into transactions that might be advantageous to us or our stockholders. The term of the Tax Matters Agreement is perpetual, unless the agreement is terminated by mutual consent of both parties.

Employee Matters Agreement – We entered into an employee matters agreement with Capital Southwest prior to the Distribution Date (the “Employee Matters Agreement”). The Employee Matters Agreement allocates liabilities and responsibilities between us and Capital Southwest relating to employee compensation and benefit plans and programs, including the treatment of certain employment agreements, outstanding annual and long-term incentive awards, and health and welfare benefit obligations and provide for the cooperation between us and Capital Southwest in the sharing of employee information.

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

14.    CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

15.    INCOME TAXES

For the three months ended December 31, 2015, we earned $4.8 million before taxes and provided for income taxes of $2.8 million, resulting in an effective tax rate of 58.6%. For the nine months ended December 31, 2015, we earned $38.2 million before taxes and provided for income taxes of $14.6 million, resulting in an effective tax rate of 38.2%. The net impact of discrete items of $1.1 million, relating primarily to start-up and organizational costs incurred in connection with the Share Distribution that are not deductible for tax purposes, which increased the effective tax rate by 23.8% and 3.0% for the three and nine months ended December 31, 2015, respectively. For the three months ended December 31, 2014, we earned $9.8 million before taxes and provided for income taxes of $3.4 million, resulting in an effective tax rate of 34.5%. For the nine months ended December 31, 2014, we earned $36.8 million before taxes and provided for income taxes of $12.4 million, resulting in an effective tax rate of 33.7%. Other items impacting the variance in the effective tax rate from the U.S. federal statutory rate for all periods include foreign operations activity in countries with lower statutory rates and domestic operations activity in states with higher statutory rates.

16.    OTHER COMPREHENSIVE INCOME

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended December 31,
	2015	2014
Currency translation adjustments:
Balance at beginning of period	$(5,094)	$802
Adjustments for foreign currency translation, net of taxes of $456 and $1,285, respectively	(847)	(2,386)

Balance at end of period	$(5,941)	$(1,584)

Interest rate swaps:
Balance at beginning of period	$(991)	$—
Unrealized gains, net of taxes of $(93)	174	—
Reclassification of losses included in interest expense, net, net of taxes of $(63)	116	—

Other comprehensive income (loss)	290	—

Balance at end of period	$(701)	$—

Defined benefit plans:
Balance at beginning of period	$(362)	$952
Amortization of net prior service benefit, net of taxes of $0 (a)	2	—
Amortization of net loss, net of taxes of $(2) (a)	5	—

Other comprehensive income (loss)	7	—

Balance at end of period	$(355)	$952

	Nine Months Ended December 31,
	2015	2014
Currency translation adjustments:
Balance at beginning of period	$(3,877)	$1,399
Adjustments for foreign currency translation, net of taxes of $1,111 and $1,606, respectively	(2,064)	(2,983)

Balance at end of period	$(5,941)	$(1,584)

Interest rate swaps:
Balance at beginning of period	$(1,206)	$—
Unrealized gains, net of taxes of $(113)	209	—
Reclassification of losses included in interest expense, net, net of taxes of $(159)	296	—

Other comprehensive income (loss)	505	—

Balance at end of period	$(701)	$—

Defined benefit plans:
Balance at beginning of period	$(5,210)	$1,098
Amortization of net prior service benefit, net of taxes of $7 and $0, respectively (a)	(13)	53
Amortization of net loss, net of taxes of $(9) and $0, respectively (a)	18	(199)
Curtailment, net of taxes of $(2,612)	4,850	—

Other comprehensive income (loss)	4,855	(146)

Balance at end of period	$(355)	$952

(a)	Amortization of prior service costs and actuarial losses out of Accumulated other comprehensive loss are included in the computation of net periodic pension expenses. See Note 12 for additional information.

We expect to recognize a loss of $0.3 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2015.

17.    SEGMENTS

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

Three months ended December 31, 2015

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$28,498	$24,301	$18,075	$70,874	$44	$70,918
Operating income	3,422	4,172	1,735	9,329	(3,706)	5,623

Three months ended December 31, 2014

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$24,904	$12,256	$23,610	$60,770	$101	$60,871
Operating income	3,008	2,642	4,036	9,686	36	9,722

Nine months ended December 31, 2015

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$104,660	$80,721	$58,009	$243,390	$182	$243,572
Operating income	24,786	10,974	9,422	45,182	(4,492)	40,690

Nine months ended December 31, 2014

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$89,062	$38,350	$69,644	$197,056	$707	$197,763
Operating income	14,466	9,028	12,082	35,576	38	35,614

Total assets as of:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
December 31, 2015	$153,453	$137,022	$97,725	$388,200	$20,369	$408,569
March 31, 2015	152,187	38,604	77,937	268,728	17,793	286,521

Geographic Information — We attribute sales to different geographic areas based on the destination of the product or service delivery. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes. No individual country, except for the United States, accounted for more than 10% of consolidated net revenues or total long-lived assets. Sales and long-lived assets by geographic area are as follows (in thousands, except percent data):

	Three Months Ended December 31,
	2015		2014
U.S.	$58,699	82.8%	$44,343	72.8%
Non-U.S.	12,219	17.2%	16,528	27.2%

Revenues, net	$70,918	100.0%	$60,871	100.0%

	Nine Months Ended December 31,
	2015		2014
U.S.	$204,292	83.9%	$149,982	75.8%
Non-U.S.	39,280	16.1%	47,781	24.2%

Revenues, net	$243,572	100.0%	$197,763	100.0%

	As of
	December 31, 2015		March 31, 2015
U.S.	$221,861	94.4%	$134,117	90.3%
Non-U.S.	13,235	5.6%	14,457	9.7%

Long-lived assets (a)	$235,096	100.0%	$148,574	100.0%

(a)	Long-lived assets consists primarily of property, plant and equipment, intangible assets, goodwill and other assets, net of deferred tax assets.

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

The Share Distribution

On December 2, 2014, Capital Southwest announced its plan to spin-off certain of its industrial products, coatings, sealants and adhesives and specialty chemicals businesses by means of a distribution of the outstanding shares of common stock of CSWI on a pro rata basis to holders of Capital Southwest common stock. The Share Distribution occurred on September 30, 2015, and CSWI became an independent, publicly traded company. Prior to the Share Distribution, Capital Southwest contributed to CSWI all of the outstanding capital stock of the entities described below:

•	RectorSeal formulates and manufactures specialty chemical products including pipe thread sealants, firestop sealants, plastic solvent cements and other formulations. RectorSeal also makes specialty tools for tradesmen and innovative systems for containing flames and smoke from building fires. RectorSeal’s operating results are divided amongst each of our three business segments.

•	Whitmore manufactures high performance, specialty lubricants for heavy equipment used in surface mining, railroad and other industries. Whitmore also manufactures lubrication equipment, specifically for rail applications, and lubrication-centric reliability solutions for a wide variety of industries, and produces water-based coatings for the automotive and primary metals industries. Whitmore’s operating results are divided amongst each of our three business segments.

•	Jet-Lube is a world leader in anti-seize compounds, thread sealants and specialty lubrication products and greases for the energy industry. Jet-Lube’s operating results are divided amongst our Coatings, Sealants and Adhesives and Specialty Chemicals segments.

•	Strathmore is engaged in the manufacturing of paint for sale to industrial clients and is a leading manufacturer of specialized industrial coating products including urethanes, epoxies, acrylics and alkyds. Strathmore’s operating results are included in the Coatings, Sealants and Adhesives segment.

•	Balco is engaged in the fabrication of aluminum and plastic extrusions and other materials related to safety, slip resistance and emergency egress. Balco’s operating results are included in the Industrials Products segment.

•	Smoke Guard manufactures certified custom safety products for the commercial construction market and other markets requiring smoke and fire protection. Smoke Guard’s operating results are included in the Industrials Products segment.

•	CapStar acquires, holds and manages certain real estate and other assets. The operations of CapStar are not material.

Additionally, prior to the Share Distribution, Capital Southwest contributed to CSWI $13.0 million in cash and pension assets of $10.4 million (CSWI assumed both the pension plan assets and obligations associated with the defined benefit pension plan).

Overview

We are a diversified industrial growth company with well-established, scalable platforms and deep domain expertise across three segments: Industrial Products; Coatings, Sealants and Adhesives; and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for HVAC and refrigeration applications, coatings and sealants and high performance specialty lubricants. Markets that we serve include HVAC, industrial, rail, plumbing, architecturally-specified building products, energy, mining, and other general industrial markets. Our operations are concentrated in the U.S., but we also have operations in Australia, Canada and the United Kingdom, and our products are sold directly or through designated channels both domestically and internationally.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. The maintenance, repair and overhaul and consumable nature of many of our products is a source of recurring revenue for us. We also provide some custom and semi-custom products, which enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, Kopr Kote, Jet-Lube Extreme, Smoke Guard, Safe-T-Switch, Mighty Bracket, Balco, Whitmore, Strathmore, American Coatings, Air Sentry, Oil Safe and KATS Coatings. We use contract manufacturers to manufacture certain products, but the majority of these products are either privately-labeled or manufactured exclusively for us. These products accounted for approximately 43%, 10% and 3% of the net revenues of the Industrial Products, Coatings, Sealants and Adhesives and Specialty Chemicals segments, respectively, for the nine months ended December 31, 2015. The use of third party manufacturers resulted in an increase of approximately 8% in operating margins when compared to the operating margins of internally-manufactured products.

Prior to the Share Distribution, we operated as separate entities. The condensed consolidated financial statements included in this Quarterly Report include all revenues, costs, assets, and liabilities directly attributable to the businesses discussed above. However, the consolidated financial statements for periods prior to the Share Distribution may not include all of the expenses that would have been incurred had the businesses been operating as separate publicly traded (“standalone”) companies during those periods and may not reflect the condensed consolidated results of operations, financial position, and cash flows as standalone companies during all periods presented. Based on our initial projections and current activity level, we expect recurring corporate overhead to be at least $1.5 million per quarter. We expect to incur capital costs in the next few years to integrate our operations, including the consolidation of some of our manufacturing facilities. As a result of these efforts, we expect to operate more efficiently and effectively. We also expect to incur additional costs as a result of being a public company, such as additional employee-related costs, costs to start up certain standalone corporate functions, information systems costs and other organizational-related costs. We expect that the synergies that may be achieved through our integration efforts may offset the additional costs in the longer term.

We believe that our broad portfolio of products and markets served and our brand recognition will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance and overall global economic uncertainty. During the nine months ended December 31, 2015, we experienced headwinds caused by spending declines at many of our customers in the energy and mining end markets as they struggled to cope with low market prices for crude oil, gas and other natural resources. To a lesser extent, these headwinds also indirectly impacted other end markets that we serve including rail and industrial. We expect that the current energy environment will persist throughout 2016. We continue to be pleased with strong sales growth in other key end markets such as HVAC, where our innovative mechanical products and chemicals have increased market penetration, and Architecturally Specified Building Products, which is currently benefitting from a robust commercial construction cycle.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our consolidated results of operations and results for each of our segments. Currency effects included in the discussion below are calculated by translating current fiscal year results on a monthly basis at prior fiscal year exchange rates for the same periods.

The acquisitions listed below impact comparability:

Acquisition	Effective Date	Segment
Leak Freeze	December 16, 2015	Specialty Chemicals
Deacon	October 1, 2015	Coatings, Sealants & Adhesives
Strathmore	April 1, 2015	Coatings, Sealants & Adhesives
SureSeal	January 2, 2015	Industrial Products
Evo-Crete, Polyslab	August 15, 2014	Industrial Products

The operations of each acquired business have been included in the applicable segment since the effective date of the acquisition. All acquisitions are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

(Amounts in thousands,	Three Months Ended December 31,		Change
except percent and per share data)	2015	2014	Amount	Percent
Revenues, net	$70,918	$60,871	$10,047	16.5%
Gross profit	32,149	28,696	3,453	12.0%
Gross profit margin	45.3%	47.1%
Operating expenses	(26,526)	(18,974)	7,552	39.8%
Operating income	5,623	9,722	(4,099)	-42.2%
Operating margin	7.9%	16.0%
Interest expense, net	(793)	(123)	670	544.7%
Other (expense) income, net	(7)	152	(159)	-104.6%
Provision for income taxes	(2,825)	(3,365)	(540)	-16.0%
Effective tax rate	58.6%	34.5%
Net income	1,998	6,386	(4,388)	-68.7%
Earnings per share, diluted	0.13	0.41	(0.28)

(Amounts in thousands,	Nine Months Ended December 31,		Change
except percent and per share data)	2015	2014	Amount	Percent
Revenues, net	$243,572	$197,763	$45,809	23.2%
Gross profit	113,437	95,669	17,768	18.6%
Gross profit margin	46.6%	48.4%
Operating expenses	(72,747)	(60,055)	12,692	21.1%
Operating income	40,690	35,614	5,076	14.3%
Operating margin	16.7%	18.0%
Interest expense, net	(2,292)	(469)	1,823	388.7%
Other (expense) income, net	(185)	1,640	(1,825)	-111.3%
Provision for income taxes	(14,602)	(12,413)	2,189	17.6%
Effective tax rate	38.2%	33.7%
Net income	23,611	24,372	(761)	-3.1%
Earnings per share, diluted	1.51	1.56	(0.05)

Net Revenues

Net revenues for the three months ended December 31, 2015 increased $10.0 million, or 16.5%, as compared with the three months ended December 31, 2014. The increase was attributable to $13.2 million from acquisitions, partially offset by decreased volumes. Decreased sales volumes into the energy and mining industries were partially offset by higher sales volumes of both existing products and new products, especially into the architecturally-specified building products market.

Net revenues for the nine months ended December 31, 2015 increased $45.8 million, or 23.2%, as compared with the nine months ended December 31, 2014. The increase was attributable to $45.7 million from acquisitions. Higher sales volumes of both existing products and new products, especially into the HVAC and architecturally-specified building products markets, were offset by decreased sales volumes into the energy and mining industries.

Net revenues derived from the U.S. and non-U.S. represented approximately 83% and 17%, respectively, for the three months ended December 31, 2015, compared with approximately 73% and 27%, respectively, for the three months ended December 31, 2014. The increase in the percentage of net revenues in the U.S. was partially attributable to the impact of acquisitions. Net revenues derived from the U.S. and non-U.S. represented approximately 84% and 16%, respectively, for the nine months ended December 31, 2015, compared with approximately 76% and 24%, respectively, for the nine months ended December 31, 2014. The increase in the percentage of net revenues in the U.S. was partially attributable to the impact of acquisitions. The presentation of net revenues by geographic region is based on the destination of product or service delivery.

Gross Profit and Gross Profit Margin

Gross profit for the three months ended December 31, 2015 increased by $3.5 million, or 12.0%, as compared with the three months ended December 31, 2014. The increase was attributable to the acquisitions of Strathmore and Deacon. Gross profit margin for the three months ended December 31, 2015 of 45.3% decreased from 47.1% for the three months ended December 31, 2014. The decrease was caused primarily by the addition of the lower gross margin associated with Strathmore products, partially offset by changes in product mix and lower materials costs for certain products.

Gross profit for the nine months ended December 31, 2015 increased by $17.8 million, or 18.6%, as compared with the nine months ended December 31, 2014. The increase was primarily attributable to the acquisition of Strathmore ($10.8 million) and a pension plan curtailment benefit ($2.7 million). Gross profit margin for the nine months ended December 31, 2015 of 46.6% decreased from 48.4% for the nine months ended December 31, 2014. This decrease was caused primarily by the addition of the lower gross margin associated with Strathmore products, partially offset by changes in product mix and lower materials costs for certain products.

Operating Expenses

Operating expenses for the three months ended December 31, 2015 increased $7.6 million, or 39.8%, as compared with the three months ended December 31, 2014. The increase was attributable to acquired operations ($3.4 million), organizational and start-up costs incurred in connection with the Share Distribution ($2.1 million), personnel-related expenses and professional fees ($1.6 million) and transaction costs ($0.8 million), partially offset by the reversal of the liability for the earn-out related to the Strathmore acquisition ($2.0 million).

Operating expenses for the nine months ended December 31, 2015 increased $12.7 million, or 21.1%, as compared with the nine months ended December 31, 2014. The increase was attributable to acquired operations ($12.4 million, which includes $3.4 million of transaction costs), as well as increased sales and distribution expenses consistent with increased sales volumes, organizational start-up costs incurred in connection with the Share Distribution ($3.0 million) and personnel-related expenses and professional fees. These increases were partially offset by a decrease in research and development expenses related to a project for the development of certain fire and smoke prevention products in the prior period that did not recur, a pension plan curtailment benefit ($5.3 million), the reversal of the liability for the earn-out related to the Strathmore acquisition ($2.0 million) and an impairment loss ($0.7 million) recognized on a patent and a trademark in the prior period that did not recur.

Operating Income

Operating income for the three months ended December 31, 2015 decreased by $4.1 million, or 42.2%, as compared with the three months ended December 31, 2014. The decrease was primarily a result of the $7.6 million increase in operating expenses, partially offset by the $3.5 million increase in gross profit, as discussed above.

Operating income for the nine months ended December 31, 2015 increased by $5.1 million, or 14.3%, as compared with the nine months ended December 31, 2014. The increase was primarily a result of the $17.8 million increase in gross profit, partially offset by the $12.7 million increase in operating expenses, as discussed above.

Interest Expense, net

Interest expense, net for the three months ended December 31, 2015 increased $0.7 million as compared with the three months ended December 31, 2014. Interest expense, net for the nine months ended December 31, 2015 increased $1.8 million as compared with the nine months ended December 31, 2014. Increases were due primarily to interest expense recognized on the loan related to the acquisition of Strathmore.

Other (Expense) Income, net

Other (expense) income, net decreased by a negligible amount for the three months ended December 31, 2014 as compared with the three months ended December 31, 2015. Other (expense) income, net decreased $1.8 million for the nine months ended December 31, 2014 as compared with the nine months ended December 31, 2015. The change was primarily attributable to a $1.6 million gain on the sale of real estate in the prior period that did not recur.

Provision for Income Taxes and Effective Tax Rate

The provision for income taxes for the three months ended December 31, 2015 was $2.8 million, representing an effective tax rate of 58.6%, as compared with the provision of $3.4 million, representing an effective tax rate of 34.5%, for the three months ended December 31, 2014. The provision for income taxes for the nine months ended December 31, 2015 was $14.6 million, representing an effective tax rate of 38.2%, as compared with the provision of $12.4 million, representing an effective tax rate of 33.7%, for the nine months ended December 31, 2014. The net impact of discrete items of $1.1 million, relating primarily to start-up and organizational costs incurred in connection with the Share Distribution that are not deductible for tax purposes, which increased the effective tax rate by 23.8% and 3.0% for the three and nine months ended December 31, 2015, respectively. Other items impacting the effective tax rate include foreign operations activities in countries with lower statutory rates and domestic operations activity in states with higher statutory rates.

Net Income and Earnings Per Share

Net income for the three months ended December 31, 2015 decreased by $4.4 million to $2.0 million, or to $0.13 per diluted share, as compared with the three months ended December 31, 2014. The decrease was primarily attributable to the $4.1 million decrease in operating income.

Net income for the nine months ended December 31, 2015 decreased by $0.8 million to $23.6 million, or to $1.51 per diluted share, as compared with the nine months ended December 31, 2014. The decrease was attributable to the $2.0 million increase in tax expense, the $1.8 million increase in interest expense, net and the $1.8 million decline in other income, mostly offset by the $5.1 million increase in operating income.

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

	Three Months Ended December 31,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent
Revenues, net	$28,498	$24,904	$3,594	14.4%
Operating income	3,422	3,008	414	13.8%
Operating margin	12.0%	12.1%

	Nine Months Ended December 31,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent
Revenues, net	$104,660	$89,062	$15,598	17.5%
Operating income	24,786	14,466	10,320	71.3%
Operating margin	23.7%	16.2%

Net revenues for the three months ended December 31, 2015 increased $3.6 million, or 14.4%, as compared with the three months ended December 31, 2014. The increase was primarily attributable to increased sales volumes, as well as some improved pricing and $0.7 million attributable to acquisitions. Excluding the impact of acquisitions, increases in sales volumes and prices accounted for approximately 93% and 7%, respectively, of the increase in net revenues, and the increase in sales volumes resulted from increased sales of existing products ($2.5 million), reflecting greater demand in the HVAC and the architecturally-specified building products markets.

Net revenues for the nine months ended December 31, 2015 increased $15.6 million, or 17.5%, as compared with the nine months ended December 31, 2014. The increase was primarily attributable to increased sales volumes, as well as some improved pricing and $2.9 million attributable to acquisitions. Excluding the impact of acquisitions, increases in sales volumes and prices accounted for approximately 96% and 4%, respectively, of the increase in net revenues, and the increase in sales volumes resulted mainly from increased sales of existing products ($9.2 million), reflecting greater demand in the HVAC and the architecturally-specified building products markets, and sales of fire and smoke prevention products related to projects that were expected to begin in the prior fiscal year, but were started or completed in the first quarter because of customer delays ($2.5 million).

Operating income for the three months ended December 31, 2015 increased $0.4 million, or 13.8%, as compared with the three months ended December 31, 2014. The increase is primarily attributable to increased net revenues, mostly offset by an increase in personnel-related expenses and professional fees ($1.0 million). Operating margins for the three months ended December 31 are typically lower due to seasonality of our HVAC sales.

Operating income for the nine months ended December 31, 2015 increased $10.3 million, or 71.3%, as compared with the nine months ended December 31, 2014. The increase is primarily attributable to increased net revenues, as well as the decrease in expenses due to a pension plan curtailment benefit ($3.2 million) and an impairment loss ($0.7 million) recognized on a patent and trademark in the prior period that did not recur. These improvements were partially offset by increases in general and administrative expenses due to personnel-related expenses and the increase in selling and distribution expenses due to higher freight and commission expenses associated with increased sales volumes.

Coatings, Sealants and Adhesives Segment Results

Coatings, Sealants and Adhesives is comprised of coatings and penetrants, pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements.

	Three Months Ended December 31,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent
Revenues, net	$24,301	$12,256	$12,045	98.3%
Operating income	4,172	2,642	1,530	57.9%
Operating margin	17.2%	21.6%

	Nine Months Ended December 31,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent
Revenues, net	$80,721	$38,350	$42,371	110.5%
Operating income	10,974	9,028	1,946	21.6%
Operating margin	13.6%	23.5%

Net revenues for the three months ended December 31, 2015 increased $12.0 million, or 98.3%, as compared with the three months ended December 31, 2014. The increase was attributable to $12.5 million from acquisitions. Excluding the impact of acquisitions, sales into the energy industry declined, while sales into other markets improved.

Net revenues for the nine months ended December 31, 2015 increased $42.4 million, or 110.5%, as compared with the nine months ended December 31, 2014. The increase was attributable to $42.7 million from acquisitions. Excluding the impact of acquisitions, sales into the energy industry declined, while sales into other markets improved.

Operating income for the three months ended December 31, 2015 increased $1.5 million, or 57.9%, as compared with the three months ended December 31, 2014. The increase is primarily attributable to increased net revenues, as well as the reversal of the liability for the earn-out related to the Strathmore acquisition ($2.0 million), which were partially offset by increases in general and administrative expenses ($2.0 million) and selling and distribution expenses ($1.4 million) related to Strathmore’s operations, and an increase in transaction costs ($0.3 million). Operating margin for the three months ended December 31, 2015 of 17.2% decreased from 21.6% for the three months ended December 31, 2014 due to the addition of the lower gross margin associated with Strathmore products.

Operating income for the nine months ended December 31, 2015 increased $1.9 million, or 21.6%, as compared with the nine months ended December 31, 2014. The increase is primarily attributable to increased net revenues, as well as the reversal of the liability for the earn-out related to the Strathmore acquisition ($2.0 million) and a decrease in expenses due to a pension plan curtailment benefit ($1.4 million). These improvements were partially offset by increases in general and administrative expenses ($4.7 million) and selling and distribution expenses ($4.1 million) related to Strathmore’s operations, as well as an increase in general and administrative expenses due to Strathmore and other transaction costs ($2.9 million).

Specialty Chemicals Segment Results

Specialty Chemicals includes lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Three Months Ended December 31,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent
Revenues, net	$18,075	$23,610	$(5,535)	-23.4%
Operating income	1,735	4,036	(2,301)	-57.0%
Operating margin	9.6%	17.1%

	Nine Months Ended December 31,		Change
(Amounts in thousands, except percent data)	2015	2014	Amount	Percent
Revenues, net	$58,009	$69,644	$(11,635)	-16.7%
Operating income	9,422	12,082	(2,660)	-22.0%
Operating margin	16.2%	17.3%

Net revenues for the three months ended December 31, 2015 decreased $5.5 million, or 23.4%, as compared with the three months ended December 31, 2014. The decrease in net revenues was due to decreases in sales volumes related primarily to a slowdown in the energy industry ($3.7 million), which has indirectly impacted other end markets. Additionally, the decrease in sales volumes associated with existing lubricant products offered to the mining and industrial markets ($2.4 million) were partially offset by an increase in sales volumes associated with the rail industry ($0.5 million).

Net revenues for the nine months ended December 31, 2015 decreased $11.6 million, or 16.7%, as compared with the nine months ended December 31, 2014. The decrease in net revenues was due to decreases in sales volumes related primarily to a slowdown in the energy industry ($11.0 million), which has indirectly impacted other end markets, as well as a decrease in sales volumes into the mining and industrial markets ($4.1 million). These decreases were partially offset by an increase in sales volumes associated with both new and existing lubricant products offered to the rail industry ($3.2 million), and to a lesser extent, an increase in prices.

Operating income for the three months ended December 31, 2015 decreased $2.3 million, or 57.0%, as compared with the three months ended December 31, 2014. The decrease was attributable to the decrease in net revenues, as well as an increase in personnel-related expenses and professional fees ($0.6 million) and transaction costs ($0.5 million).

Operating income for the nine months ended December 31, 2015 decreased $2.7 million, or 22.0%, as compared with the nine months ended December 31, 2014. The decrease was primarily attributable to the decrease in net revenues, as well as the increase in general and administrative expenses, resulting mainly from an increase in system costs, personnel-related expenses and professional fees and transactions costs ($0.5 million). These were partially offset by a decrease in expenses due to a pension plan curtailment benefit ($3.4 million) and a decrease in selling and distribution expenses as a result of lower freight and commissions expenses resulting from the decrease in sales volumes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Nine Months Ended December 31,
(amounts in thousands)	2015	2014
Net cash provided by operating activities	$38,482	$32,068
Net cash used in investing activities	(97,931)	(3,455)
Net cash provided by (used in) financing activities	91,246	(22,812)

Existing cash, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance (including cash and equivalents, bank time deposits and restricted cash) at December 31, 2015 was $56.6 million, as compared with $32.1 million at March 31, 2015.

For the nine months ended December 31, 2015, our cash provided by operating activities was $38.5 million, as compared with $32.1 million for the nine months ended December 31, 2014. Cash flows from working capital increased for the nine months ended December 31, 2015, due primarily to lower accounts receivable ($9.6 million) and lower inventories ($1.5 million). Cash flows from working capital increased for the nine months ended December 31, 2014, due primarily to lower accounts receivable ($7.5 million), partially offset by higher inventories ($4.7 million) and lower accounts payable and other current liabilities ($1.8 million).

Cash flows used by investing activities during the nine months ended December 31, 2015 were $97.9 million as compared with $3.5 million for the nine months ended December 31, 2014. Capital expenditures during the nine months ended December 31, 2015 were $6.0 million, a decrease of $2.3 million as compared with the nine months ended December 31, 2014. Our capital expenditures are focused on capacity expansion, continuous improvement, automation and consolidation of manufacturing facilities. We are in the process of streamlining some manufacturing operations, including the consolidation of most of our lubricant and grease production into our Rockwall, Texas facility. Our total capital expenditure requirements related to this consolidation are currently expected to be approximately $7 million and $3 million during the fiscal years ending March 31, 2016 and March 31, 2017, respectively, and may require additional capital expenditures in later periods. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, we acquired Strathmore for $68.8 million, Deacon for $12.5 million and Leak Freeze for $16.8 million during the nine months ended December 31, 2015. During the nine months ended December 31, 2014, we received total proceeds of $9.9 million from the sale of assets, and used $4.5 million to acquire the Evo-Crete and Polyslab product lines.

Cash flows provided by financing activities during the nine months ended December 31, 2015 were $91.2 million as compared with a use of $22.8 million for the nine months ended December 31, 2014. Cash inflows during the nine months ended December 31, 2015 resulted primarily from borrowings on our new revolving credit agreement (as discussed in Note 8), which were used to repay amounts outstanding under the Strathmore Acquisition Term Loan and the RectorSeal Line of Credit and fund the acquisition of Leak Freeze, and a contribution of $13.0 million from Capital Southwest.

We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our Revolving Credit Facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

Acquisitions and Dispositions

We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise capital, is a critical consideration in any such evaluation.

Note 2 to our condensed consolidated financial statements included in this Quarterly Report contains a discussion of our acquisitions.

Financing

Credit Facilities

See Note 8 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness. We complied with all covenants through December 31, 2015.

We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our indebtedness. These agreements are more fully described in Note 10 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Information Statement. No significant changes to these policies have occurred in the nine months ended December 31, 2015.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents a summary of our contractual obligations at December 31, 2015 (in thousands):

	Payments due by Period (1)
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt obligations, principal (2)	$140	$1,122	$1,122	$103,939	$106,323
Long-term debt obligations, interest (2)	839	6,647	6,538	5,691	19,715
Operating lease obligations (3)	635	3,394	2,431	5,452	11,912
Purchase obligations (4)	15,199	9,133	1,418	—	25,750
Other long-term liabilities (5)	213	652	5,928	280	7,073

Total (6)	$17,026	$20,948	$17,437	$115,362	$170,773

(1)	The less than one year category represents the remainder of the current year (January 1, 2016 through March 31, 2016), the 1-3 years category represents fiscal years 2017 and 2018, the 3-5 years category represents fiscal years 2019 and 2020 and the greater than five years category represents fiscal years 2021 and thereafter.
(2)	Amounts include principal and interest cash payments through the maturity of the outstanding debt obligations. See Note 8 to our condensed consolidated financial statements included in this Quarterly Report.
(3)	Amounts exclude sublease rental income related to certain non-cancelable operating leases. Sales taxes, value added taxes, and goods and services taxes included as part of recurring lease payments are excluded from the amounts shown above.
(4)	Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty, but include open purchase orders which represent amounts we anticipate will become payable for goods and services we have negotiated for delivery.
(5)	Amounts primarily include settlement of the non-current portion of the liability recorded for the interest rate swap agreements, contingent consideration payable due to acquisitions and future payments required under outstanding incentive awards. See Notes 2, 7 and 10 to our consolidated financial statements included in this Quarterly Report. The liability for retirement benefits payable related to our defined benefit pension plans is excluded from the contractual obligations table as it does not represent expected liquidity requirements.
(6)	Operating lease and purchase obligations denominated in foreign currencies are projected based on the exchange rate in effect on December 31, 2015. Excludes amounts that have been eliminated in our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

Certain statements appearing in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of December 31, 2015, we had outstanding variable rate indebtedness of $58.9 million, after consideration of interest rate swaps. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At December 31, 2015, we had interest rate swap agreements that covered $47.4 million of the $106.3 million of our total outstanding indebtedness. At December 31, 2015 unhedged variable rate indebtedness of $58.9 million had a weighted average interest rate of 2.73%. Each quarter point change in interest rates would result in a change of less than $0.2 million in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net losses associated with foreign currency translation of $0.8 million and $2.4 million for the three months ended December 31, 2015 and 2014, respectively, and $2.1 million and $3.0 million for the nine months ended December 31, 2015 and 2014, respectively, which are included in other comprehensive income. We recognized foreign currency transaction net gains (losses) of $0.1 million and less than $0.1 million for the three months ended December 31, 2015 and 2014, and $(0.2) million and $(0.1) million for the nine months ended December 31, 2015 and 2014, respectively, which are included in other (expense) income, net in the condensed consolidated statements of operations.

Based on a sensitivity analysis at December 31, 2015, a 10% change in the foreign currency exchange rates for the nine months ended December 31, 2015 would have impacted our net earnings by a negligible amount. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities.

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

CSW INDUSTRIALS, INC.

Date: February 16, 2016	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2016	/s/ Kelly Tacke
Kelly Tacke
Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

10.1+	Employment agreement by and between CSW Industrials, Inc. and Joseph Armes, dated October 1, 2015

10.2+	Form of Employee Restricted Stock Award Agreement (time vesting)

10.3+	Form of Employee Restricted Stock Award Agreement (performance vesting)

10.4+	Form of Non-Employee Director Restricted Stock Award (time vesting)

10.5+	Form of Incentive Stock Option Right Award Agreement (replacement award agreement)

10.6+	Form of Non-Qualified Stock Option Right Award Agreement (replacement award agreement)

10.7+	Form of Restricted Share Award Agreement (replacement award agreement)

10.8+	Form of Non-Qualified Stock Option Right Award Agreement (executive compensation plan – replacement award agreement)

10.9+	Form of Restricted Share Award Agreement (executive compensation plan – replacement award agreement)

10.10	Credit Agreement, dated as of December 11, 2015, among CSW Industrials, Inc., CSW Industrials Holdings, Inc. and The Whitmore Manufacturing Company and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015)

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101+	INSTANCE DOCUMENT

EX-101+	SCHEMA DOCUMENT

EX-101+	CALCULATION LINKBASE DOCUMENT

EX-101+	LABELS LINKBASE DOCUMENT

EX-101+	PRESENTATION LINKBASE DOCUMENT

EX-101+	DEFINITION LINKBASE DOCUMENT

+	Filed herewith.
++	Furnished herewith.