Form 10-Q
period 2016-06-30
CSW INDUSTRIALS, INC.
filed 2016-08-15
CIK 1624794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 5, 2016, there were 15,694,685 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.

FORM 10-Q

Page No.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2016 and 2015 (unaudited)	1
Condensed Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015 (unaudited)	3
Notes to the Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6. Exhibits	21
SIGNATURES	22
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION

CSW INDUSTRIALS, INC.

Item 1. Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2016	2015
	(in thousands, except per share amounts)
Revenues, net	$84,107	$88,909
Cost of revenues	(45,904)	(48,465)

Gross profit	38,203	40,444
Selling, general and administrative expenses	(29,711)	(26,156)
Impairment expenses	(1,082)	—

Operating income	7,410	14,288
Interest expense, net	(748)	(667)
Other income (expense), net	538	(65)

Income before income taxes	7,200	13,556
Provision for income taxes	(3,104)	(4,906)

Net income	$4,096	$8,650

Net earnings per common share:
Basic	$0.26	$0.56
Diluted	0.26	0.55

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Net income	$4,096	$8,650
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,324)	1,095
Cash flow hedging activity, net of taxes of $120 and $(284), respectively	(223)	528
Pension and other postretirement effects, net of taxes of $(5)	10	—

Other comprehensive (loss) income	(1,537)	1,623

Comprehensive income	$2,559	$10,273

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	March 31, 2016
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,710	$25,987
Bank time deposits	13,183	13,278
Accounts receivable, net of allowance of $1,213 and $1,208, respectively	58,825	52,637
Inventories, net	50,695	51,634
Prepaid expenses and other current assets	11,375	11,985

Total current assets	155,788	155,521
Property, plant and equipment, net of accumulated depreciation of $59,275 and $59,035, respectively	63,519	64,357
Goodwill	67,440	67,757
Intangible assets, net	86,827	88,727
Other assets	15,939	15,898

Total assets	$389,513	$392,260

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,946	$9,912
Accrued and other current liabilities	17,051	21,090
Current portion of long-term debt	561	561

Total current liabilities	28,558	31,563
Long-term debt	83,981	89,121
Retirement benefits payable	1,605	1,746
Other long-term liabilities	12,626	11,820

Total liabilities	126,770	134,250
Equity:
Common shares, $0.01 par value	156	156
Shares authorized – 50,000
Shares issued – 15,713 and 15,659, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized – 10,000
Shares issued – 0
Additional paid-in capital	34,327	31,597
Treasury shares, at cost	(556)	—
Retained earnings	238,051	233,955
Accumulated other comprehensive loss	(9,235)	(7,698)

Total equity	262,743	258,010

Total liabilities and equity	$389,513	$392,260

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$4,096	$8,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,141	1,673
Amortization of intangible and other assets	1,986	1,657
Provision for doubtful accounts	—	73
Share-based and other executive compensation	2,730	—
Net loss (gain) on sales of property, plant and equipment	(266)	(52)
Net pension (benefit) expense	(313)	852
Impairment of assets	1,082	—
Net deferred taxes	553	(825)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,977)	(7,123)
Inventories, net	586	(550)
Prepaid expenses and other current assets	69	217
Other assets	54	—
Accounts payable and other current liabilities	(2,486)	5,474
Retirement benefits payable and other liabilities	(404)	—
Other long-term liabilities	—	130

Net cash provided by operating activities	3,851	10,176

Cash flows from investing activities:
Capital expenditures	(2,772)	(1,873)
Proceeds from sale of assets held for investment	252	—
Proceeds from sale of assets	—	63
Net change in bank time deposits	(39)	3,611
Cash paid for acquisitions	—	(68,868)

Net cash used in investing activities	(2,559)	(67,067)

Cash flows from financing activities:
Payments on revolving credit agreement	(5,000)	—
Borrowings on lines of credit	—	70,000
Repayments of lines of credit	(140)	(1,515)
Purchase of treasury shares	(556)	—
Dividends paid to Capital Southwest	—	(240)

Net cash (used in) provided by financing activities	(5,696)	68,245

Effect of exchange rate changes on cash and equivalents	127	83

Net change in cash and cash equivalents	(4,277)	11,437
Cash and cash equivalents, beginning of period	25,987	20,448

Cash and cash equivalents, end of period	$21,710	$31,885

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” the “Company,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and deep domain expertise across three segments: Industrial Products; Coatings, Sealants and Adhesives; and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating and air conditioning (“HVAC”) and refrigeration applications, coatings and sealants and high performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5 ™ thread sealants, KOPR KOTE™ anti-seize lubricants, Safe-T-Switch® condensate overflow shutoff devices, KATS® coatings, Air Sentry® breathers and RailPlex® tank car coatings. Additionally, we recently acquired Deacon® high temperature sealants and AC Leak Freeze® to stop refrigerant leaks. Our products are well known in the specific markets we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC, industrial, rail, plumbing, architecturally-specified building products, energy, mining and other general industrial markets.

The Share Distribution

On September 30, 2015, Capital Southwest Corporation (“Capital Southwest”) spun-off certain of its industrial products, coatings, sealants and adhesives and specialty chemicals businesses by means of a distribution of the outstanding shares of common stock of CSWI on a pro rata basis to holders of Capital Southwest common stock (the “Share Distribution”). CSWI became an independent, publicly traded company at the time of the Share Distribution.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (“Quarterly Report”) includes all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of June 30, 2016, and the results of operations for the three months ended June 30, 2016 and 2015, respectively. All adjustments are of a normal, recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CSWI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Annual Report”).

Accounting Policies

We have consistently applied the accounting policies described in our Annual Report in preparing these condensed consolidated financial statements. We have not made any changes in significant accounting policies disclosed in the Annual Report.

Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which has been subsequently amended with additional ASUs including ASU No. 2016-12, issued in May 2016. ASU No. 2014-09, as amended, supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year. As a result, public entities will apply the new standard for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption as of the original public entity effective date is permitted. We are currently evaluating the impact of ASU No. 2014-09 on our consolidated financial condition and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Amortization of those costs should be reported as interest expense. This ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. We adopted the amendments of this ASU for the quarter ended June 30, 2016, and it did not have a material impact on our consolidated financial condition and results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which simplifies the accounting for share-based compensation. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2016-09 on our consolidated financial condition and results of operations.

2.	ACQUISITIONS

AC Leak Freeze

On December 16, 2015, we acquired substantially all of the assets of AC Leak Freeze® (“Leak Freeze”), based in Baltimore, Maryland for $16.3 million in cash funded by borrowings under CSWI’s Revolving Credit Facility (discussed in Note 7). Leak Freeze is a leading manufacturer of original equipment manufacturer-approved air conditioning and refrigerant leak repair solutions. The excess of the purchase price over the fair value of the identifiable assets acquired was $5.7 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive specialty chemical product portfolio for the HVAC market and leveraging our larger distributor network. The allocation of the fair value of the assets acquired included customer lists, trademarks and trade names and a non-compete agreement of $8.1 million, $1.4 million and $0.2 million, respectively, as well as inventory in the amount of $0.7 million. Customer lists and the non-compete agreement are being amortized over 10 years and five years, respectively, while trademarks and trade names and goodwill are not being amortized. Leak Freeze activity has been included in our Specialty Chemicals segment since the acquisition date. No pro forma information has been provided due to immateriality.

Deacon Industries, Inc.

On October 1, 2015, we acquired substantially all of the assets of Deacon Industries, Inc. (“Deacon”), based in Washington, Pennsylvania for $12.6 million. The acquisition was funded by $11.0 million of borrowings under a line of credit and $1.1 million cash on hand. The remaining $0.5 million of the purchase price represents a payment contingent upon the achievement of certain performance metrics during the fiscal year ending March 31, 2017. Deacon is a leading manufacturer of high temperature sealants and injectable packings with applications in a variety of industrial end markets, both on an emergency and maintenance basis. The excess of the purchase price over the fair value of the identifiable assets acquired was $4.1 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive sealant and injectable packing product portfolio and leveraging our larger distributor network. The allocation of the fair value of the assets acquired included customer lists, know-how, trademarks and trade names and a non-compete agreement of $2.9 million, $2.6 million, $1.1 million, and $0.1 million, respectively, as well as property, plant, and equipment and inventory in the amounts of $0.9 million and $0.5 million, respectively. Customer lists, know-how and the non-compete agreement are being amortized over 15 years, 10 years and five years, respectively, while trademarks and trade names and goodwill are not being amortized. Deacon activity has been included in our Coatings, Sealants & Adhesives segment since the acquisition date. No pro forma information has been provided due to immateriality.

3.	INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2016	March 31, 2016
Raw materials and supplies	$25,004	$26,019
Work in process	4,509	5,432
Finished goods	27,248	26,087

Total inventories	56,761	57,538
Less: LIFO reserve	(5,302)	(5,302)
Less: Obsolescence reserve	(764)	(602)

Inventories, net	$50,695	$51,634

4.	INTANGIBLE ASSETS

The following table provides information about our intangible assets (in thousands, except years):

		June 30, 2016		March 31, 2016
	Wtd Avg Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents (a)	12	$11,987	$(6,469)	$14,458	$(8,600)
Customer lists and amortized trademarks	12	71,074	(18,490)	71,475	(17,080)
Non-compete agreements	5	1,310	(467)	1,310	(405)
Other	12	4,173	(443)	3,769	(354)

		$88,544	$(25,869)	$91,012	$(26,439)

Trade names and trademarks not being amortized		$24,152	$—	$24,154	$—

(a)	During the three months ended June 30, 2016, we wrote off $2.4 million of patents that were fully amortized.

Amortization expense for the three months ended June 30, 2016 and 2015 was $2.0 million and $1.7 million, respectively. The following table shows the estimated future amortization for intangible assets as of June 30, 2016, for the remainder of the current fiscal year and the next five years ending March 31 (in thousands):

2017	$5,377
2018	7,233
2019	6,385
2020	6,142
2021	5,919
2022	5,484

5.	EXECUTIVE COMPENSATION

On August 28, 2014, the Board of Directors of Capital Southwest (our former parent company) adopted an executive compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to executive officers of Capital Southwest (the “Executive Compensation Plan”). The Executive Compensation Plan was intended to align the compensation of Capital Southwest’s executive officers with Capital Southwest’s key strategic objective of increasing the market value of Capital Southwest’s shares through a transformative transaction for the benefit of Capital Southwest’s shareholders. Under the Executive Compensation Plan, Joseph B. Armes, Kelly Tacke and Bowen S. Diehl were to receive an amount equal to 6.0% of the aggregate appreciation in Capital Southwest’s share price from August 28, 2014 (using a base price of $36.16 per share) to the Trigger Event Date (later to be determined to be December 29, 2015, as discussed below) (the “Total Payment Amount”) The initial plan component consisted of nonqualified options awarded to purchase a total of 258,000 shares of Capital Southwest common stock. The second plan component consisted of total awards of 127,000 shares of Capital Southwest restricted common stock, which have voting rights, but do not have cash dividend rights. The final plan component consisted of cash incentive payments awarded to each of Mr. Armes, Ms. Tacke and Mr. Diehl in an amount equal to the excess of each awardee’s allocable portion of the Total Payment Amount over the aggregate value of the awardee’s restricted common stock and nonqualified option awards under the Executive Compensation Plan, calculated as of the Trigger Event Date. The equity based awards vest and become exercisable as follows: (1) 1/3 on the Trigger Event Date; (2) 1/3 on the first anniversary of the Trigger Event Date; and (3) 1/3 on the second anniversary of the Trigger Event Date. Generally, entitlement to such awards is conditioned on the awardee remaining in the employment of Capital Southwest or its subsidiaries on the vesting date, or in the event the employment of the awardee was transferred to CSWI, continuing employment by CSWI. Effective immediately with the spin-off of CSWI, both Joseph B. Armes and Kelly Tacke became employees of CSWI and Bowen Diehl remained an employee of Capital Southwest.

On September 8, 2015, the Board of Directors of Capital Southwest designated the Share Distribution as a transformative transaction for purposes of the Executive Compensation Plan and amended the award agreements granted under the Executive Compensation Plan to provide for accelerated vesting of the awards held by an executive in the event of a termination of such executive’s service effected by the executive for good reason, by the employer without cause, or as a result of the disability or death of the executive. As a result of the Share Distribution completed on September 30, 2015, the Trigger Event Date was determined to be December 29, 2015.

As of December 29, 2015, the cash component of the Executive Compensation Plan was calculated based on the volume weighted average price of Capital Southwest and CSWI common stock for the 20 trading days ended December 29, 2015. Effective with the Share Distribution, CSWI entered into an Employee Matters Agreement with Capital Southwest. Under this agreement, Capital Southwest retained the obligation to fund the cash incentive awards granted under the Executive Compensation Plan, and all liabilities with respect to such cash incentive awards remained liabilities of Capital Southwest. During the three months ended June 30, 2016, we recorded total executive compensation expense for the cash incentive payments of $1.3 million for Mr. Armes and Ms. Tacke, and total stock compensation expense of $1.1 million. Within those amounts were $1.2 million and $1.0 million of cash incentive and stock compensation expenses, respectively, which were accelerated as a result of our chief financial officer transition in June 2016.

6.	SHARE-BASED COMPENSATION

In September 2015, in connection with the Share Distribution, we adopted and Capital Southwest approved our 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 2,000,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors, as well as the issuance of awards in connection with the Share Distribution. As of June 30, 2016, 1,366,166 shares were available for issuance under the 2015 Plan, which includes the impact of 510,447 shares issued in connection with the Share Distribution to convert outstanding Capital Southwest equity awards into CSWI equity awards.

We recorded share-based compensation as follows for the three months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016
	Stock Options	Restricted Shares	Total
Share-based compensation expense (a)	$471	$799	$1,270
Related income tax benefit	(165)	(280)	(445)

Net share-based compensation expense	$306	$519	$825

(a)	Includes impact of acceleration of expense for chief financial officer transition ($0.4 million and $0.5 million for stock options and restricted shares, respectively).

No share-based compensation expense was recorded prior to October 1, 2015.

Stock option activity is as follows:

	Three Months Ended June 30, 2016
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 1, 2016	362,513	$24.53
Granted	—	—
Exercised	—	—
Canceled	(14,938)	23.11

Outstanding at June 30, 2016	347,575	$24.59	5.6	$2.8

Exercisable at June 30, 2016	197,080	$24.19	3.9	$1.7

At June 30, 2016, we had unrecognized compensation cost related to non-vested stock options of $0.4 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 1.6 years. No options were granted or exercised during the three months ended June 30, 2016 or 2015. The total fair value of stock options vested during the three months ended June 30, 2016 was $0.3 million.

Restricted share activity is as follows:

	Three Months Ended June 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2016	181,977	$23.72
Granted	54,909	24.65
Vested	(28,667)	15.19
Canceled	(16,992)	28.95

Outstanding at June 30, 2016	191,227	$24.80

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, except for restricted shares awarded under the executive compensation plan (as discussed in Note 5). At June 30, 2016, we had unrecognized compensation cost related to unvested restricted shares of $3.1 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.1 years. The total fair value of restricted shares vested during the three months ended June 30, 2016 was $0.4 million.

Restricted shares granted during the three months ended June 30, 2016 includes 49,373 shares with performance-based vesting provisions, and vesting ranges from 0-100% based on pre-defined performance targets with market conditions. Performance-based restricted shares are earned upon the achievement of performance targets, and is payable in common shares. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common shares on the date of grant.

7.	LONG-TERM DEBT

Debt consists of the following (in thousands):

	June 30, 2016	March 31, 2016
Revolving Credit Facility, interest rate of 2.20% and 2.18%, respectively	$71,539	$76,539
Whitmore term loan, interest rate of 2.47% and 2.43%, respectively	13,003	13,143

Total debt	84,542	89,682
Less: Current portion	(561)	(561)

Long-term debt	$83,981	$89,121

Revolving Credit Facility Agreement

On December 11, 2015, we entered into a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. Borrowings under this facility bear interest at a rate of prime plus 0.75% or London Interbank Offered Rate (“LIBOR”) plus 1.75%, which may be adjusted based on our leverage ratio. We pay a commitment fee 0.25% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at maturity. This facility is secured by substantially all of our assets. During April 2016, we repaid $5.0 million of the amount that was outstanding at March 31, 2016 under this facility, and as of June 30, 2016, we had $71.5 million in outstanding borrowings under this facility. The Revolving Credit Facility contains certain customary restrictive covenants, including a requirement to maintain a minimum fixed charge coverage of ratio of 1.25 to 1.00 and a maximum leverage ratio of Funded Debt to EBITDA (as defined in the agreement) of 3.00 to 1.00. Covenant compliance is tested quarterly and we were in compliance with all covenants as of June 30, 2016.

Whitmore Term Loan

As of June 30, 2016, The Whitmore Manufacturing Company (one of our wholly-owned operating subsidiaries) had a secured term loan outstanding related to a recently constructed warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility. The term loan matures on July 31, 2029, and we have quarterly payments of $140,000 due in each of the next four quarters. Borrowings under the term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%. As of June 30, 2016 and March 31, 2016, Whitmore had $13.0 million and $13.1 million, respectively, in outstanding borrowings under the term loan.

Strathmore Acquisition Term Loan

Whitmore had a $70.0 million secured term loan outstanding to support the acquisition of the assets of Strathmore Products, Inc. (“Strathmore”) in April 2015. The term loan was scheduled to mature on April 27, 2020 and was secured by the assets of Whitmore and Strathmore, excluding certain real property. Borrowings under the term loan bore interest at a variable annual rate equal to one month LIBOR plus 3.0%. We made quarterly payments of $875,000 in both July 2015 and October 2015. The remaining principal balance of $68.3 million was repaid on December 11, 2015 with borrowings under the Revolving Credit Facility, and the term loan was terminated.

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three months ended June 30, 2016 and 2015 (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2016	2015
Net income for basic and diluted earnings per share	$4,096	$8,650
Weighted average shares:
Common stock	15,478	15,441
Participating securities	239	142

Denominator for basic earnings per common share	15,717	15,583
Potentially dilutive securities (a)	61	41

Denominator for diluted earnings per common share	15,778	15,624

Earnings per common share:
Basic	$0.26	$0.56
Diluted	0.26	0.55

(a)	No shares were excluded for anti-dilution for the three months ended June 30, 2016. We have excluded 29,877 shares for the three months ended June 30, 2015 as their effect would have been anti-dilutive.

9.	DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of June 30, 2016 and March 31, 2016, we had $45.6 million and $46.4 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At June 30, 2016, the maximum remaining length of any interest rate swap contract in place was approximately 13.1 years. The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	June 30, 2016	March 31, 2016
Current derivative liabilities	$538	$511
Non-current derivative liabilities	1,682	1,366

In anticipation of Great Britain’s exit from the European Union, we entered into a foreign exchange forward contract to hedge our exposure associated with assets denominated in British pounds. As of June 30, 2016, we had $2.7 million of notional amount in outstanding forward contracts with third parties. At June 30, 2016, the maximum remaining length of forward contracts in place was approximately three months. The fair value of foreign exchange forward contracts, which are not designated as hedging instruments, are summarized below (in thousands):

	June 30, 2016	March 31, 2016
Current derivative assets	$197	$—

The net impact of changes in fair value of foreign exchange forward contracts was a gain of $0.2 million for the three months ended June 30, 2016 and is included in other income (expense), net on our condensed consolidated statements of income.

Current derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other current assets. Current and non-current derivative liabilities are reported in our condensed consolidated balance sheets in accrued and other current liabilities and other long-term liabilities, respectively. The impact of changes in fair value of interest rate swaps is included in Note 14.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluation of our counterparties and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

10.	FAIR VALUE MEASUREMENTS

The fair value of interest rate swaps and foreign exchange forward contracts (as discussed in Note 9) are determined using Level 2 inputs. The carrying value of our debt (included in Note 7) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, accounts payable) approximated their fair values at June 30, 2016 and March 31, 2016 due to their short-term nature.

The fair values of acquisition-related contingent payments are estimated using Level 3 inputs. The contingent payment related to the acquisition of the Deacon assets utilized the weighted average probability method using forecasted sales. The most significant factor in the valuation is projected net revenues resulting from sales of Deacon products. The contingent payment related to the acquisition of assets from SureSeal Manufacturing (“SureSeal”) utilized the weighted average probability method using forecasted sales and gross margin. The most significant factor in the valuation is projected net revenues resulting from sales of SureSeal products. The fair value of contingent payments was $5.9 million as of June 30, 2016 and March 31, 2016, respectively. During the three months ended June 30, 2016, the increase in the fair value of the contingent payments due to accretion ($0.2 million) was offset by a change in estimate ($0.2 million). All changes in the fair value of contingent payments are recorded in selling, general and administrative expense.

11.	RETIREMENT PLANS

We maintain a frozen qualified defined benefit pension plan (the “Qualified Plan”) that covers certain of our U.S. employees. The Qualified Plan was previously closed to any employees hired or re-hired on or after January 1, 2015 and it was also amended to freeze benefit accruals and to modify certain ancillary benefits provided under the Qualified Plan effective as of September 30, 2015. Benefits are based on years of service and an average of the highest five consecutive years of compensation during the last ten years of employment.

The funding policy of the Qualified Plan is to contribute annual amounts that are currently deductible for federal income tax purposes. No contributions were made during the three month periods ended June 30, 2016 and 2015.

The following tables set forth the Qualified Plan’s net pension (benefit) expense recognized in our condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2016	2015
Service cost - benefits earned during the period	$—	$770
Interest cost on projected benefit obligation	650	636
Expected return on assets	(1,018)	(609)
Amortization of net prior year service cost	—	15

Net pension expense (benefit)	$(368)	$812

We also maintain a frozen unfunded retirement restoration plan (the “Restoration Plan”) that is a non-qualified plan providing for the payment to participating employees, upon retirement, the difference between the maximum annual payment permissible under the Qualified Plan pursuant to federal limitations and the amount that would otherwise have been payable under the Qualified Plan. As with the Qualified Plan, the Restoration Plan was closed to new participants on January 1, 2015 and amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015.

The following table sets forth the Restoration Plan’s net pension expense recognized in our condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2016	2015
Service cost - benefits earned during the period	$—	$17
Interest cost on projected benefit obligation	19	17
Amortization of net actuarial loss	8	8

Net pension expense	$27	$42

12.	CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

13.	INCOME TAXES

For the three months ended June 30, 2016, we earned $7.2 million before taxes and provided for income taxes of $3.1 million, resulting in an effective tax rate of 43.1%. For the three months ended June 30, 2015, we earned $13.6 million before taxes and provided for income taxes of $4.9 million, resulting in an effective tax rate of 36.2%. The provision for income taxes was impacted by $0.6 million relating to reserves for uncertain tax positions and the effect of changes in tax rates, which increased our anticipated effective rate by 8.5% for the three months ended June 30, 2016. Other items impacting the variance in the effective tax rate from the U.S. federal statutory rate include foreign operations activity in countries with lower statutory rates and domestic operations activity in states with higher statutory rates.

14.	OTHER COMPREHENSIVE INCOME

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended June 30,
	2016	2015
Currency translation adjustments:
Balance at beginning of period	$(5,248)	$(3,877)
Adjustments for foreign currency translation	(1,324)	1,095

Balance at end of period	$(6,572)	$(2,782)

Interest rate swaps:
Balance at beginning of period	$(1,221)	$(1,206)
Unrealized gains (losses), net of taxes of $167 and $(251), respectively	(309)	467
Reclassification of losses included in interest expense, net, net of taxes of $(47) and $(33), respectively	86	61

Other comprehensive income (loss)	(223)	528

Balance at end of period	$(1,444)	$(678)

Defined benefit plans:
Balance at beginning of period	$(1,229)	$(5,210)
Amortization of net loss, net of taxes of $(5) (a)	10	—

Balance at end of period	$(1,219)	$(5,210)

(a)	Amortization of prior service costs and actuarial losses out of accumulated other comprehensive loss are included in the computation of net periodic pension expenses. See Note 11 for additional information.

We expect to recognize a loss of $0.3 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at June 30, 2016.

15.	SEGMENTS

We conduct our operations through three business segments based on type of product and how we manage the business:

•	Industrial Products includes specialty mechanical products, fire and smoke protection products, architecturally-specified building products and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial application.

•	Coatings, Sealants and Adhesives is comprised of coatings and penetrants, pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements.

•	Specialty Chemicals includes lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

Our corporate headquarters does not constitute a separate segment. We evaluate segment performance and allocate resources based on each reportable segment’s operating income. The Eliminations and Other segment information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses primarily related to corporate and other functions. No individual customer accounted for more than 10% of consolidated net revenues. Currently, we do not allocate interest expense, net or other income (expense), net by segment.

Three months ended June 30, 2016

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$43,475	$23,424	$17,187	$84,086	$21	$84,107
Operating income	10,607	1,649	1,121	13,377	(5,967)	7,410

Three months ended June 30, 2015

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$39,976	$28,449	$20,163	$88,588	$321	$88,909
Operating income	9,686	1,845	2,730	14,261	27	14,288

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2016 included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report.

The Share Distribution

On September 30, 2015, Capital Southwest Corporation (“Capital Southwest”) spun-off certain of its industrial products, coatings, sealants and adhesives and specialty chemicals businesses by means of a distribution of the outstanding shares of common stock of CSWI on a pro rata basis to holders of Capital Southwest common stock (the “Share Distribution”). CSWI became an independent, publicly traded company at the time of the Share Distribution.

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. The maintenance, repair and overhaul and consumable nature of many of our products is a source of recurring revenue for us. We also provide some custom and semi-custom products, which enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, Kopr Kote, Jet-Lube Extreme, Smoke Guard, Safe-T-Switch, Mighty Bracket, Balco, Whitmore, Strathmore, American Coatings, Air Sentry, Oil Safe, Deacon, Leak Freeze and KATS Coatings.

Prior to the Share Distribution, we operated as separate entities. The condensed consolidated financial statements included in this Quarterly Report include all revenues, costs, assets and liabilities directly attributable to the businesses discussed above. However, the consolidated financial statements for periods prior to the Share Distribution may not include all of the expenses that would have been incurred had the businesses been operating as separate publicly traded (“standalone”) companies during those periods and may not reflect the condensed consolidated results of operations, financial position and cash flows as standalone companies during all periods presented. We expect to incur capital costs in the next few years to integrate our operations, including the consolidation of some of our manufacturing facilities. As a result of these efforts, we expect to generate sales synergies through greater cross-selling opportunities and expansion of product line applications and generate cost synergies through operating more efficiently and effectively. We also expect to incur additional costs as a result of being a public company, such as additional employee-related costs, costs to start up certain standalone corporate functions, information systems costs and other organizational-related costs. We expect that the synergies that may be achieved through our integration efforts may offset the additional costs in the longer term.

We believe that our broad portfolio of products and markets served and our brand recognition will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance and overall global economic uncertainty. During the three months ended June 30, 2016, we experienced headwinds caused by spending declines at many of our customers in the energy, mining and rail end markets as they struggled to cope with low market prices for crude oil, gas, coal and other natural resources. These headwinds also indirectly impacted other end markets that we serve including rail and industrial. We expect that the current energy environment will persist throughout the current fiscal year. We continue to be pleased with strong sales growth in other key end markets such as HVAC, where our innovative mechanical products and chemicals have increased market penetration, and Architecturally Specified Building Products, which is currently benefitting from a robust commercial construction cycle.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results of operations and results for each of our segments.

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

(Amounts in thousands, except percent and per share data)	Three Months Ended June 30,		Change
	2016	2015	Amount	Percent
Revenues, net	$84,107	$88,909	$(4,802)	-5.4%
Gross profit	38,203	40,444	(2,241)	-5.5%
Gross profit margin	45.4%	45.5%
Operating expenses	(30,793)	(26,156)	4,637	17.7%
Operating income	7,410	14,288	(6,878)	-48.1%
Operating margin	8.8%	16.1%
Interest expense, net	(748)	(667)	81	12.1%
Other income (expense), net	538	(65)	603	-927.7%
Provision for income taxes	(3,104)	(4,906)	(1,802)	-36.7%
Effective tax rate	43.1%	36.2%
Net income	4,096	8,650	(4,554)	-52.6%
Earnings per share, diluted	0.26	0.55	(0.29)

Net Revenues

Net revenues for the three months ended June 30, 2016 decreased $4.8 million, or 5.4%, as compared with the three months ended June 30, 2015. The decrease was primarily attributable to decreased Coatings, Sealants and Adhesives and Specialty Chemicals volumes into the rail market ($8.0 million) and decreased Specialty Chemicals volumes into the energy and mining markets ($2.1 million), partially offset by acquisition-related revenues ($2.3 million), increased volumes into the HVAC market ($2.3 million) and higher sales volumes into the architecturally-specified building products market ($1.3 million).

Gross Profit and Gross Profit Margin

Gross profit for the three months ended June 30, 2016 decreased by $2.2 million, or 5.5%, as compared with the three months ended June 30, 2015. Gross profit margin for the three months ended June 30, 2016 of 45.4% was comparable to the three months ended June 30, 2015. The negative impact of decreased sales on our absorption of fixed manufacturing costs was mostly offset by changes in product mix, including the addition of higher margin products acquired in the second half of the prior year.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 increased $4.6 million, or 17.7%, as compared with the three months ended June 30, 2015. The increase was attributable to our chief financial officer transition and other severance costs ($3.3 million) that we do not expect to recur, other personnel and public company costs ($3.0 million) and impairment due to the consolidation of our facilities in Canada (due to restructuring) and certain patents ($1.1 million) that we do not expect to recur, partially offset by Strathmore transaction costs incurred in the prior year that did not recur ($2.3 million).

Operating Income

Operating income for the three months ended June 30, 2016 decreased by $6.9 million, or 48.1%, as compared with the three months ended June 30, 2015. The decrease was a result of the $4.6 million increase in operating expenses and by the $2.2 million decrease in gross profit, as discussed above.

Interest Expense, net

Interest expense, net of $0.7 million for the three months ended June 30, 2016 was comparable to the three months ended June 30, 2015.

Other Income (Expense), net

Other income (expense), net increased by $0.6 million to income of $0.5 million for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015. The increase was due to gains from sales of non-operating assets ($0.3 million) and gains arising from transactions in currencies other than our sites’ functional currencies ($0.2 million).

Provision for Income Taxes and Effective Tax Rate

The provision for income taxes for the three months ended June 30, 2016 was $3.1 million, representing an effective tax rate of 43.1%, as compared with the provision of $4.9 million, representing an effective tax rate of 36.2%, for the three months ended June 30, 2015. The provision for income taxes was impacted by $0.6 million relating to reserves for uncertain tax positions and the effect of changes in tax rates, which increased our anticipated effective rate by 8.5% for the three months ended June 30, 2016. Other items impacting the effective tax rate include foreign operations activities in countries with lower statutory rates and domestic operations activity in states with higher statutory rates.

Net Income and Earnings per Share

Net income for the three months ended June 30, 2016 decreased by $4.6 million to $4.1 million, or to $0.26 per diluted share, as compared with the three months ended June 30, 2015. The decrease was primarily attributable to the $6.9 million decrease in operating income, partially offset by the $1.8 million decrease in the provision for income taxes.

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

	Three Months Ended June 30,		Change
(Amounts in thousands, except percent data)	2016	2015	Amount	Percent
Revenues, net	$43,475	$39,976	$3,499	8.8%
Operating income	10,607	9,686	921	9.5%
Operating margin	24.4%	24.2%

Net revenues for the three months ended June 30, 2016 increased $3.5 million, or 8.8%, as compared with the three months ended June 30, 2015. The increase was primarily attributable to increased sales volumes, as well as some improved pricing. Increases in sales volumes and prices accounted for approximately 79% and 21%, respectively, of the increase in net revenues, and the increase in sales volumes resulted from increased sales of existing products ($2.7 million), primarily reflecting greater demand in the seasonal HVAC market.

Operating income for the three months ended June 30, 2016 increased $0.9 million, or 9.5%, as compared with the three months ended June 30, 2015. The increase is primarily attributable to increased net revenues, partially offset by an increase in personnel-related expenses ($0.8 million).

Coatings, Sealants and Adhesives Segment Results

Coatings, Sealants and Adhesives is comprised of coatings and penetrants, pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements.

	Three Months Ended June 30,		Change
(Amounts in thousands, except percent data)	2016	2015	Amount	Percent
Revenues, net	$23,424	$28,449	$(5,025)	-17.7%
Operating income	1,649	1,845	(196)	-10.6%
Operating margin	7.0%	6.5%

Net revenues for the three months ended June 30, 2016 decreased $5.0 million, or 17.7%, as compared with the three months ended June 30, 2015. The decrease was primarily attributable to decreased sales volumes into the rail market ($6.5 million), as well as decreases into most other markets ($1.5 million), and was partially offset by increased sales of architecturally-specified building products ($1.3 million), improved pricing ($1.0 million) and net revenues attributable to acquisitions ($0.9 million).

Operating income for the three months ended June 30, 2016 decreased $0.2 million, or 10.6%, as compared with the three months ended June 30, 2015. The decrease is attributable to increased personnel-related costs, including severance ($0.5 million), impairment costs related to the consolidation of our facilities in Canada ($0.4 million) and the negative impact of reduced sales, mostly offset by Strathmore transaction costs incurred in the prior year that did not recur ($2.3 million).

Specialty Chemicals Segment Results

Specialty Chemicals includes lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Three Months Ended June 30,		Change
(Amounts in thousands, except percent data)	2016	2015	Amount	Percent
Revenues, net	$17,187	$20,163	$(2,976)	-14.8%
Operating income	1,121	2,730	(1,609)	-58.9%
Operating margin	6.5%	13.5%

Net revenues for the three months ended June 30, 2016 decreased $3.0 million, or 14.8%, as compared with the three months ended June 30, 2015. The decrease was attributable to decreased sales volumes into the rail market ($1.5 million), the energy market ($1.3 million) and the mining and industrial markets ($1.5 million), partially offset by net revenues attributable to acquisitions ($1.5 million).

Operating income for the three months ended June 30, 2016 decreased $1.6 million, or 58.9%, as compared with the three months ended June 30, 2015. The decrease is primarily attributable to impairment costs related to the consolidation of our facilities in Canada ($0.6 million) and the negative impact of reduced sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Three months Ended June 30,
(amounts in thousands)	2016	2015
Net cash provided by operating activities	$3,851	$10,176
Net cash used in investing activities	(2,559)	(67,067)
Net cash (used in) provided by financing activities	(5,696)	68,245

Existing cash, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance (including cash and equivalents and bank time deposits) at June 30, 2016 was $34.9 million, as compared with $39.3 million at March 31, 2016.

For the three months ended June 30, 2016, our cash provided by operating activities was $3.9 million, as compared with $10.2 million for the three months ended June 30, 2015. Cash flows from working capital decreased for the three months ended June 30, 2016, due primarily to higher accounts receivable ($6.0 million) and lower accounts payable and other current liabilities ($2.5 million). Cash flows from working capital decreased for the three months ended June 30, 2015, due primarily to higher accounts receivable ($7.1 million), partially offset by higher accounts payable and other current liabilities ($5.5 million).

Cash flows used by investing activities during the three months ended June 30, 2016 were $2.6 million as compared with $67.1 million for the three months ended June 30, 2015. Capital expenditures during the three months ended June 30, 2016 were $2.8 million, an increase of $0.9 million as compared with the three months ended June 30, 2015. Our capital expenditures are focused on capacity expansion, continuous improvement, automation and consolidation of manufacturing facilities. We are in the process of streamlining some manufacturing operations, including the consolidation of most of our lubricant and grease production into our Rockwall, Texas facility. Our total capital expenditure requirements related to this consolidation are currently expected to be approximately $3 million during the fiscal year ending March 31, 2017, and may require additional capital expenditures in later periods. We acquired the assets of Strathmore for $68.9 million during the three months ended June 30, 2015.

Cash flows used by financing activities during the three months ended June 30, 2016 were $5.7 million as compared with cash provided of $68.2 million for the three months ended June 30, 2015. Cash outflows during the three months ended June 30, 2016 resulted primarily from repayments on our revolving credit agreement (as discussed in Note 7). Cash inflows during the three months ended June 30, 2015 resulted primarily from $70.0 million in borrowings used to acquire Strathmore.

We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our Revolving Credit Facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

Acquisitions and Dispositions

We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise capital, is a critical consideration in any such evaluation. Note 2 to our condensed consolidated financial statements included in this Quarterly Report contains a discussion of certain of our recent acquisitions.

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness. We complied with all covenants through June 30, 2016.

We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our indebtedness. These agreements are more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies have occurred in the three months ended June 30, 2016.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements for a number of important factors, including those listed under “Risk Factors” in our Annual Report. You should not put undue reliance on any forwarding-looking statements in this Quarterly Report.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of June 30, 2016, we had outstanding variable rate indebtedness of $38.9 million, after consideration of interest rate swaps. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At June 30, 2016, we had interest rate swap agreements that covered $45.6 million of the $84.5 million of our total outstanding indebtedness. At June 30, 2016 unhedged variable rate indebtedness of $38.9 million had a weighted average interest rate of 2.20%. Each quarter point change in interest rates would result in a change of less than $0.1 million in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net (losses) gains associated with foreign currency translation of $(1.3) million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, which are included in accumulated other comprehensive (loss) income. We recognized foreign currency transaction net gains (losses) of $0.2 million and $(0.2) million for the three months ended June 30, 2016 and 2015, respectively, which are included in other income (expense), net on our condensed consolidated statements of income.

Based on a sensitivity analysis at June 30, 2016, a 10% change in the foreign currency exchange rates for the three months ended June 30, 2016 would have impacted our net earnings by a negligible amount. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, we transitioned to a new consolidation system. This change was not in response to any identified deficiency or weakness in our internal control over financial reporting. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The disclosure contained in Note 12 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report is incorporated by reference into this “Item 1. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“2016 Annual Report”), which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

There have been no material changes to our risk factors previously disclosed in our 2016 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2016 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Amounts shown in the table represent shares tendered by employees to satisfy minimum tax withholding amounts for restricted shares.

			Total Number of	Maximum Number of Shares
			Shares Purchased as	(or Approximate Dollar Value)
	Total Number of	Average Price	Part of Publically	That May Yet Be Purchased
Period	Shares Tendered	per Share	Announced Program	Under the Program
(in millions)
April 1 - 30	—	$—	—	$—
May 1 - 31	—	—	—	—
June 1 - 30	16,870	32.95	—	—

Total	16,870	$32.95	—

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

CSW INDUSTRIALS, INC.

Date: August 15, 2016	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	/s/ Greggory W. Branning
Greggory W. Branning
Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

10.1+	Employment Release Agreement between the Registrant and Kelly Tacke.*

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101+	INSTANCE DOCUMENT

EX-101+	SCHEMA DOCUMENT

EX-101+	CALCULATION LINKBASE DOCUMENT

EX-101+	LABELS LINKBASE DOCUMENT

EX-101+	PRESENTATION LINKBASE DOCUMENT

EX-101+	DEFINITION LINKBASE DOCUMENT

+	Filed herewith.
++	Furnished herewith.
*	Management contracts and compensatory plans required to be filed as exhibits to this Quarterly Report on Form 10-Q.