Form 10-Q
period 2016-09-30
CSW INDUSTRIALS, INC.
filed 2016-11-14
CIK 1624794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 4, 2016, there were 15,812,793 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.

FORM 10-Q

		Page
		No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2016 and 2015 (unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015 (unaudited)	3
	Notes to the Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6.	Exhibits	26
SIGNATURES		27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION

CSW INDUSTRIALS, INC.

Item 1. Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Revenues, net	$80,131	$83,744	$164,238	$172,654
Cost of revenues	(44,468)	(42,901)	(90,372)	(91,367)

Gross profit	35,663	40,843	73,866	81,287
Selling, general and administrative expenses	(25,894)	(20,065)	(55,605)	(46,221)
Impairment expenses	(2,800)	—	(3,883)	—

Operating income	6,969	20,778	14,378	35,066
Interest expense, net	(742)	(832)	(1,490)	(1,499)
Other income (expense), net	753	(113)	1,291	(178)

Income before income taxes	6,980	19,833	14,179	33,389
Provision for income taxes	(3,138)	(6,871)	(6,242)	(11,777)

Net income	$3,842	$12,962	$7,937	$21,612

Net earnings per common share:
Basic	$0.24	$0.83	$0.51	$1.39
Diluted	0.24	0.83	0.50	1.38

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$3,842	$12,962	$7,937	$21,612
Other comprehensive (loss) income:
Foreign currency translation adjustments	(608)	(2,312)	(1,932)	(1,217)
Cash flow hedging activity, net of taxes of $22, $169, $257 and $(102), respectively	156	(313)	(67)	215
Pension and other postretirement effects, net of taxes of $0, $(2,611), $0 and $(2,611), respectively	(2)	4,848	8	4,848

Other comprehensive (loss) income	(454)	2,223	(1,991)	3,846

Comprehensive income	$3,388	$15,185	$5,946	$25,458

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2016	2016
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$24,624	$25,987
Bank time deposits	10,373	13,278
Accounts receivable, net of allowance of $1,168 and $1,208, respectively	58,295	52,637
Inventories, net	49,414	51,634
Prepaid expenses and other current assets	12,498	11,985

Total current assets	155,204	155,521
Property, plant and equipment, net of accumulated depreciation of $61,179 and $59,035, respectively	63,524	64,357
Goodwill	67,375	67,757
Intangible assets, net	82,386	88,727
Other assets	15,888	15,898

Total assets	$384,377	$392,260

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,203	$9,912
Accrued and other current liabilities	20,258	21,090
Current portion of long-term debt	561	561

Total current liabilities	31,022	31,563
Long-term debt	71,841	89,121
Retirement benefits payable	1,505	1,746
Other long-term liabilities	13,634	11,820

Total liabilities	118,002	134,250
Equity:
Common shares, $0.01 par value	156	156
Shares authorized – 50,000
Shares issued – 15,712 and 15,659, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized – 10,000
Shares issued – 0
Additional paid-in capital	34,585	31,597
Treasury shares, at cost	(569)	—
Retained earnings	241,892	233,955
Accumulated other comprehensive loss	(9,689)	(7,698)

Total equity	266,375	258,010

Total liabilities and equity	$384,377	$392,260

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$7,937	$21,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,208	3,256
Amortization of intangible and other assets	3,818	3,293
Provision for inventory reserves	1,083	—
Share-based and other executive compensation	2,988	—
Net loss (gain) on sales of property, plant and equipment	(320)	(203)
Pension plan curtailment benefit	—	(8,020)
Net pension (benefit) expense	(542)	—
Impairment of assets	3,883	—
Net deferred taxes	(1,001)	8,027
Changes in operating assets and liabilities:
Accounts receivable, net	(5,488)	(1,178)
Inventories	1,056	477
Prepaid expenses and other current assets	(718)	(6,334)
Other assets	36	258
Accounts payable and other current liabilities	(887)	393
Retirement benefits payable and other liabilities	2,918	14

Net cash provided by operating activities	18,971	21,595

Cash flows from investing activities:
Capital expenditures	(5,075)	(3,192)
Proceeds from sale of assets	389	71
Net change in bank time deposits	2,681	4,440
Cash paid for acquisitions	—	(68,849)

Net cash used in investing activities	(2,005)	(67,530)

Cash flows from financing activities:
Borrowings on lines of credit	—	70,000
Repayments of lines of credit	(17,281)	(2,531)
Purchase of treasury shares	(569)	—
Cash contribution from Capital Southwest	—	13,000
Dividends paid to Capital Southwest	—	(300)

Net cash provided by (used in) financing activities	(17,850)	80,169

Effect of exchange rate changes on cash and equivalents	(479)	(737)

Net change in cash and cash equivalents	(1,363)	33,497
Cash and cash equivalents, beginning of period	25,987	20,448

Cash and cash equivalents, end of period	$24,624	$53,945

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

Strathmore Restructuring

During the three months ended September 30, 2016, we initiated a restructuring program related to our Strathmore business, which is included in our Coatings, Sealants & Adhesives segment. The program was initiated in response to excess capacity due to contraction in the markets served by Strathmore, which caused us to perform a facility rationalization analysis. Restructuring charges are as follows (in thousands):

	Severance/ Retention	Asset Write- down (a)	Other (b)	Total
Three Months Ended September 30, 2016:
COS	$338	$—	$—	$338
SG&A	—	2,800	—	2,800

Total	$338	$2,800	$—	$3,138

Six Months Ended September 30, 2016:
COS	$338	$—	$—	$338
SG&A	160	2,800	—	2,960

Total	$498	$2,800	$—	$3,298

Total Expected Restructuring Charges (c):
COS	$466	$—	$—	$466
SG&A	160	2,800	1,699	4,659

Total	$626	$2,800	$1,699	$5,125

(a)	The initiation of the restructuring program triggered an analysis of our intangible assets recorded upon our acquisition of Strathmore. As a result of this analysis, we recorded an impairment of our Strathmore trademark.
(b)	Other consists of moving costs related to relocation of manufacturing activities, consulting fees for production and efficiency support and recruiting fees to increase staff in locations where production is being relocated. These charges will be expensed as incurred.
(c)	Total expected restructuring charges represent management’s best estimate to date. As the execution of the program is still in process, the amount and nature of actual restructuring charges incurred could vary from total expected charges.

As of September 30, 2016, the restructuring reserve resulting from this program consisted entirely of the severance recorded during the three months ended September 30, 2016 and is included in accrued and other current liabilities on our condensed consolidated balance sheet.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (“Quarterly Report”) includes all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of September 30, 2016, and the results of operations for the three and six months ended September 30, 2016 and 2015, respectively. All adjustments are of a normal, recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance should be applied on a retrospective basis for each period presented. ASU 2016-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2016-15 on our consolidated financial condition and results of operations.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU aligns the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. Specifically, International Accounting Standards No. 12, “Income Taxes,” requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2016-16 on our consolidated financial condition and results of operations.

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

3.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2016	March 31, 2016
Raw materials and supplies	$23,653	$26,019
Work in process	4,207	5,432
Finished goods	28,160	26,087

Total inventories	56,020	57,538
Less: LIFO reserve	(5,302)	(5,302)
Less: Obsolescence reserve	(1,304)	(602)

Inventories, net	$49,414	$51,634

4.	INTANGIBLE ASSETS

The following table provides information about our intangible assets (in thousands, except years):

		September 30, 2016		March 31, 2016
	Wtd Avg Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Years)
Finite-lived intangible assets:
Patents (a)	12	$12,008	$(6,735)	$14,458	$(8,600)
Customer lists and amortized trademarks	12	70,983	(19,930)	71,475	(17,080)
Non-compete agreements	5	1,042	(262)	1,310	(405)
Other	12	4,496	(570)	3,769	(354)

		$88,529	$(27,497)	$91,012	$(26,439)

Trade names and trademarks not being amortized (b)		$21,354	$—	$24,154	$—

(a)	During the six months ended September 30, 2016, we wrote off $2.4 million of patents that were fully amortized.
(b)	During the six months ended September 30, 2016, we recognized a $2.8 million non-cash impairment charge related to the Strathmore trademark.

Amortization expense for the three and six months ended September 30, 2016 was $1.9 million and $3.8 million, respectively. Amortization expense for the three and six months ended September 30, 2015 was $1.6 million and $3.3 million, respectively. The following table shows the estimated future amortization for intangible assets as of September 30, 2016, for the remainder of the current fiscal year and the next five years ending March 31 (in thousands):

2017	$3,545
2018	7,233
2019	6,385
2020	6,142
2021	5,919
2022	5,484

5.	EXECUTIVE COMPENSATION

On August 28, 2014, the Board of Directors of Capital Southwest (our former parent company) adopted an executive compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to executive officers of Capital Southwest (the “Executive Compensation Plan”). The Executive Compensation Plan was intended to align the compensation of Capital Southwest’s executive officers with Capital Southwest’s key strategic objective of increasing the market value of Capital Southwest’s shares through a transformative transaction for the benefit of Capital Southwest’s shareholders. Under the Executive Compensation Plan, Joseph B. Armes, Kelly Tacke and Bowen S. Diehl were to receive an amount equal to 6.0% of the aggregate appreciation in Capital Southwest’s share price from August 28, 2014 (using a base price of $36.16 per share) to the Trigger Event Date (later to be determined to be December 29, 2015, as discussed below) (the “Total Payment Amount”). The initial plan component consisted of nonqualified options awarded to purchase a total of 258,000 shares of Capital Southwest common stock. The second plan component consisted of total awards of 127,000 shares of Capital Southwest restricted common stock, which have voting rights, but do not have cash dividend rights. The final plan component consisted of cash incentive payments awarded to each of Mr. Armes, Ms. Tacke and Mr. Diehl in an amount equal to the excess of each awardee’s allocable portion of the Total Payment Amount over the aggregate value of the awardee’s restricted common stock and nonqualified option awards under the Executive Compensation Plan, calculated as of the Trigger Event Date. The equity based awards vest and become exercisable as follows: (1) 1/3 on the Trigger Event Date; (2) 1/3 on the first anniversary of the Trigger Event Date; and (3) 1/3 on the second anniversary of the Trigger Event Date. Generally, entitlement to such awards is conditioned on the awardee remaining in the employment of Capital Southwest or its subsidiaries on the vesting date, or in the event the employment of the awardee was transferred to CSWI, continuing employment by CSWI. Effective immediately with the spin-off of CSWI, both Joseph B. Armes and Kelly Tacke became employees of CSWI and Bowen Diehl remained an employee of Capital Southwest.

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

As of December 29, 2015, the cash component of the Executive Compensation Plan was calculated based on the volume weighted average price of Capital Southwest and CSWI common stock for the 20 trading days ended December 29, 2015. Effective with the Share Distribution, CSWI entered into an Employee Matters Agreement with Capital Southwest. Under this agreement, Capital Southwest retained the obligation to fund the cash incentive awards granted under the Executive Compensation Plan, and all liabilities with respect to such cash incentive awards remained liabilities of Capital Southwest. During the three and six months ended September 30, 2016, we recorded total executive compensation expense for the cash incentive payments of $0.2 million and $1.5 million, respectively, for Mr. Armes and Ms. Tacke, and total stock compensation (reversal) expense of $(0.3) million and $0.8 million, respectively. Within those amounts, for the six months ended September 30, 2016, were $1.2 million and $1.0 million of cash incentive and stock compensation expenses, respectively, which were accelerated as a result of our chief financial officer transition in June 2016.

6.	SHARE-BASED COMPENSATION

In September 2015, in connection with the Share Distribution, we adopted and Capital Southwest approved our 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 2,000,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors, as well as the issuance of awards in connection with the Share Distribution. As of September 30, 2016, 1,376,877 shares were available for issuance under the 2015 Plan, which includes the impact of 510,447 shares issued in connection with the Share Distribution to convert outstanding Capital Southwest equity awards into CSWI equity awards.

We recorded share-based compensation as follows for the three and six months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$(105)	$191	$86
Related income tax benefit	37	(67)	(30)

Net share-based compensation expense	$(68)	$124	$56

	Six Months Ended September 30, 2016
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$365	$1,099	$1,464
Related income tax benefit	(128)	(385)	(513)

Net share-based compensation expense	$237	$714	$951

No share-based compensation expense was recorded prior to October 1, 2015.

Stock option activity is as follows:

	Six Months Ended September 30, 2016
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(in millions)
Outstanding at April 1, 2016	362,513	$24.53
Granted	—	—
Exercised	—	—
Canceled	(24,897)	23.11

Outstanding at September 30, 2016	337,616	$24.64	5.5	$2.6

Exercisable at September 30, 2016	193,097	$24.29	3.9	$1.6

At September 30, 2016, we had unrecognized compensation cost related to non-vested stock options of $0.3 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 1.5 years. No options were granted or exercised during the three or six months ended September 30, 2016 or 2015. The total fair value of stock options vested during the three and six months ended September 30, 2016 was $0.1 million and $0.4 million, respectively.

Restricted share activity is as follows:

	Six Months Ended September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2016	181,977	$23.72
Granted	55,228	24.71
Vested	(29,667)	15.93
Canceled	(18,063)	29.06

Outstanding at September 30, 2016	189,475	$24.72

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, except for restricted shares awarded under the Executive Compensation Plan (as discussed in Note 5). At September 30, 2016, we had unrecognized compensation cost related to unvested restricted shares of $2.8 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.1 years. The total fair value of restricted shares vested during the three and six months ended September 30, 2016 was $0.1 million and $0.5 million, respectively.

Restricted shares granted during the three and six months ended September 30, 2016 includes 49,373 shares with performance-based vesting provisions, and vesting ranges from 0-100% based on pre-defined performance targets with market conditions. Performance-based restricted shares are earned upon the achievement of performance targets, and are payable in common shares. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common shares on the date of grant.

7.	LONG-TERM DEBT

Debt consists of the following (in thousands):

	September 30,	March 31,
	2016	2016
Revolving Credit Facility, interest rate of 2.27% and 2.18%, respectively	$59,539	$76,539
Whitmore term loan, interest rate of 2.53% and 2.43%, respectively	12,863	13,143

Total debt	72,402	89,682
Less: Current portion	(561)	(561)

Long-term debt	$71,841	$89,121

Revolving Credit Facility Agreement

On December 11, 2015, we entered into a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. Borrowings under this facility bear interest at a rate of prime plus 0.75% or London Interbank Offered Rate (“LIBOR”) plus 1.75%, which may be adjusted based on our leverage ratio. We pay a commitment fee 0.25% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at maturity. This facility is secured by substantially all of our assets. During April 2016 and August 2016, we repaid $5.0 million and $12.0 million, respectively, of the amount that was outstanding at March 31, 2016 under this facility, and as of September 30, 2016, we had $59.5 million in outstanding borrowings under this facility. Additionally, during October 2016, we repaid $8.3 million of the amount that was outstanding at September 30, 2016 under this facility. The Revolving Credit Facility contains certain customary restrictive covenants, including a requirement to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum leverage ratio of Funded Debt to EBITDA (as defined in the agreement) of 3.00 to 1.00. Covenant compliance is tested quarterly and we were in compliance with all covenants as of September 30, 2016.

Whitmore Term Loan

As of September 30, 2016, The Whitmore Manufacturing Company (one of our wholly-owned operating subsidiaries) had a secured term loan outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility. The term loan matures on July 31, 2029, and we have quarterly payments of $140,000 due in each of the next four quarters. Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%. As of September 30, 2016 and March 31, 2016, Whitmore had $12.9 million and $13.1 million, respectively, in outstanding borrowings under the term loan.

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and six months ended September 30, 2016 and 2015 (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income for basic and diluted earnings per share	$3,842	$12,962	$7,937	$21,612
Weighted average shares:
Common stock	15,481	15,441	15,484	15,441
Participating securities	214	142	222	142

Denominator for basic earnings per common share	15,695	15,583	15,706	15,583
Potentially dilutive securities (a)	68	128	65	128

Denominator for diluted earnings per common share	15,763	15,711	15,771	15,711

Earnings per common share:
Basic	$0.24	$0.83	$0.51	$1.39
Diluted	0.24	0.83	0.50	1.38

(a)	No shares were excluded for anti-dilution for the three and six months ended September 30, 2016. We have excluded 32,877 shares for the three and six months ended September 30, 2015 as their effect would have been anti-dilutive.

9.	DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of September 30, 2016 and March 31, 2016, we had $44.8 million and $46.4 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At September 30, 2016, the maximum remaining length of any interest rate swap contract in place was approximately 12.8 years. The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	September 30,	March 31,
	2016	2016
Current derivative liabilities	$448	$511
Non-current derivative liabilities	1,535	1,366

The impact of changes in fair value of interest rate swaps is included in Note 14.

On June 17, 2016, we entered into a foreign exchange forward contract, not designated as a hedging instrument, to hedge our exposure associated with assets denominated in British pounds. The forward contract was settled on September 29, 2016 resulting in a net gain of $0.2 million, which was included in other income (expense), net on our condensed consolidated statements of income for the six months ended September 30, 2016.

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

The fair value of interest rate swaps and foreign exchange forward contracts (as discussed in Note 9) are determined using Level 2 inputs. The carrying value of our debt (included in Note 7) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, accounts payable) approximated their fair values at September 30, 2016 and March 31, 2016 due to their short-term nature.

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

The following table sets forth the changes in fair value recognized in our condensed consolidated financial statements (in thousands):

	Six months ended
	September 30, 2016
	Deacon	SureSeal
Balance at beginning of period	$392	$5,462
Change due to accretion	—	447
Change in estimate	(392)	—

Balance at end of period	$—	$5,909

11.	RETIREMENT PLANS

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

The funding policy of the Qualified Plan is to contribute annual amounts that are currently deductible for federal income tax purposes. No contributions were made during the three or six month periods ended September 30, 2016 and 2015.

The following tables set forth the Qualified Plan’s net pension (benefit) expense recognized in our condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,
	2016	2015
Service cost - benefits earned during the period	$—	$1,272
Interest cost on projected benefit obligation	584	746
Expected return on assets	(786)	(715)
Amortization of net prior year service cost (benefit)	—	(42)
Curtailment expense (benefit)	—	(8,051)

Net pension expense (benefit)	$(202)	$(6,790)

	Six Months Ended September 30,
	2016	2015
Service cost - benefits earned during the period	$—	$2,042
Interest cost on projected benefit obligation	1,234	1,382
Expected return on assets	(1,804)	(1,324)
Amortization of net prior year service cost (benefit)	—	(27)
Curtailment expense (benefit)	—	(8,051)

Net pension expense (benefit)	$(570)	$(5,978)

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

The following table sets forth the Restoration Plan’s net pension expense recognized in our condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,
	2016	2015
Service cost - benefits earned during the period	$—	$10
Interest cost on projected benefit obligation	16	19
Amortization of net prior service cost	—	1
Amortization of net actuarial loss	(1)	16
Curtailment expense	—	31

Net pension expense	$15	$77

	Six Months Ended September 30,
	2016	2015
Service cost - benefits earned during the period	$—	$27
Interest cost on projected benefit obligation	35	36
Amortization of net prior service cost	—	5
Amortization of net actuarial loss	7	20
Curtailment expense	—	31

Net pension expense	$42	$119

12.	CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

13.	INCOME TAXES

For the three months ended September 30, 2016, we earned $7.0 million before taxes and provided for income taxes of $3.1 million, resulting in an effective tax rate of 45.0%. For the six months ended September 30, 2016, we earned $14.2 million before taxes and provided for income taxes of $6.2 million, resulting in an effective tax rate of 44.0%. For the three months ended September 30, 2015, we earned $19.8 million before taxes and provided for income taxes of $6.9 million, resulting in an effective tax rate of 34.6%. For the six months ended September 30, 2015, we earned $33.4 million before taxes and provided for income taxes of $11.8 million, resulting in an effective tax rate of 35.3%. The provision for income taxes for the three months ended September 30, 2016 was impacted by $0.7 million primarily relating to reserves for uncertain tax positions, which increased our anticipated effective rate by 10.5%. The provision for income taxes for the six months ended September 30, 2016 was impacted by $1.3 million primarily relating to reserves for uncertain tax positions and the effect of changes in tax rates, which increased our anticipated effective rate by 9.5%. Other items impacting the variance in the effective tax rate from the U.S. federal statutory rate include foreign operations activity in countries with lower statutory rates and domestic operations activity in states with higher statutory rates.

14.	OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Currency translation adjustments:
Balance at beginning of period	$(6,572)	$(2,782)
Adjustments for foreign currency translation	(608)	(2,312)

Balance at end of period	$(7,180)	$(5,094)

Interest rate swaps:
Balance at beginning of period	$(1,444)	$(678)
Unrealized gains (losses), net of taxes of $(31) and $229, respectively (a)	57	(433)
Reclassification of losses included in interest expense, net, net of taxes of $53 and $(63), respectively	99	120

Other comprehensive income (loss)	156	(313)

Balance at end of period	$(1,288)	$(991)

Defined benefit plans:
Balance at beginning of period	$(1,219)	$(5,210)
Amortization of net prior service benefit, net of taxes of $0 and $8, respectively (b)	—	(15)
Amortization of net loss, net of taxes of $0 and $(7), respectively (b)	(2)	13
Curtailment, net of taxes of $(2,612)	—	4,850

Balance at end of period	$(1,221)	$(362)

	Six Months Ended
	September 30,
	2016	2015
Currency translation adjustments:
Balance at beginning of period	$(5,248)	$(3,877)
Adjustments for foreign currency translation	(1,932)	(1,217)

Balance at end of period	$(7,180)	$(5,094)

Interest rate swaps:
Balance at beginning of period	$(1,221)	$(1,206)
Unrealized gains (losses), net of taxes of $136 and $(20), respectively (a)	(252)	37
Reclassification of losses included in interest expense, net, net of taxes of $99 and $(97), respectively	185	178

Other comprehensive income (loss)	(67)	215

Balance at end of period	$(1,288)	$(991)

Defined benefit plans:
Balance at beginning of period	$(1,229)	$(5,210)
Amortization of net prior service benefit, net of taxes of $0 and $8, respectively (b)	—	(15)
Amortization of net loss, net of taxes of $(4) and $(7), respectively (b)	8	13
Curtailment, net of taxes of $(2,612)	—	4,850

Balance at end of period	$(1,221)	$(362)

(a)	We expect to recognize a loss of $0.3 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at September 30, 2016.
(b)	Amortization of prior service costs and actuarial losses out of accumulated other comprehensive loss are included in the computation of net periodic pension expenses. See Note 11 for additional information.

15.	SEGMENTS

We conduct our operations through three business segments based on type of product and how we manage the business:

•	Industrial Products includes specialty mechanical products, fire and smoke protection products, architecturally-specified building products and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial application.

•	Coatings, Sealants and Adhesives is comprised of coatings and penetrants, pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements.

•	Specialty Chemicals includes lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

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

Three months ended September 30, 2016:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$41,858	$23,006	$15,245	$80,109	$22	$80,131
Operating income	9,897	(1,616)	1,232	9,513	(2,544)	6,969

Three months ended September 30, 2015:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$36,186	$27,971	$19,771	$83,928	$(184)	$83,744
Operating income	11,668	4,938	4,961	21,567	(789)	20,778

Six months ended September 30, 2016:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$85,333	$46,371	$32,490	$164,194	$44	$164,238
Operating income	20,504	97	2,288	22,889	(8,511)	14,378

Six months ended September 30, 2015:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$76,162	$56,420	$39,934	$172,516	$138	$172,654
Operating income	21,358	6,778	7,691	35,827	(761)	35,066

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2016 included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. The maintenance, repair and overhaul and consumable nature of many of our products is a source of recurring revenue for us. We also provide some custom and semi-custom products, which enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, Kopr Kote, Jet-Lube Extreme, Smoke Guard, Safe-T-Switch, Mighty Bracket, Balco, Whitmore, Strathmore, American Coatings, Air Sentry, Oil Safe, Deacon, AC Leak Freeze and KATS Coatings.

Prior to the Share Distribution, we operated as separate entities. The condensed consolidated financial statements included in this Quarterly Report include all revenues, costs, assets and liabilities directly attributable to the businesses discussed above. However, the consolidated financial statements for periods prior to the Share Distribution may not include all of the expenses that would have been incurred had the businesses been operating as separate publicly traded (“standalone”) companies during those periods and may not reflect the condensed consolidated results of operations, financial position and cash flows as standalone companies during all periods presented. We expect to incur capital costs in the next few years to further integrate our operations, including the further consolidation of some of our manufacturing facilities. As a result of these efforts, we expect to generate sales synergies through greater cross-selling opportunities and expansion of product line applications and generate cost synergies through operating more efficiently and effectively. We also expect to incur additional costs as a result of being a public company, such as additional employee-related costs, costs to start up certain standalone corporate functions, information systems costs and other organizational-related costs. We expect that the synergies that may be achieved through our integration efforts may offset the additional costs in the longer term.

We believe that our broad portfolio of products and markets served and our brand recognition will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance and overall global economic uncertainty. During the three and six month periods ended September 30, 2016, we experienced headwinds caused by spending declines at many of our customers in the energy, mining and rail end markets as they adjusted to weakened demand in response to lower market prices for crude oil, gas, coal and other natural resources. These headwinds also indirectly impacted general industrial end markets that we serve. We expect that the current energy environment will persist throughout the current fiscal year. We continue to be pleased with strong sales growth in other key end markets such as HVAC, where our innovative mechanical products and chemicals have increased market penetration, and Architecturally Specified Building Products, which is currently benefitting from a robust commercial construction cycle.

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

	Three Months Ended September 30,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$80,131	$83,744	$(3,613)	-4.3%
Gross profit	35,663	40,843	(5,180)	-12.7%
Gross profit margin	44.5%	48.8%
Operating expenses	(28,694)	(20,065)	8,629	43.0%
Operating income	6,969	20,778	(13,809)	-66.5%
Operating margin	8.7%	24.8%
Interest expense, net	(742)	(832)	(90)
Other income (expense), net	753	(113)	866
Provision for income taxes	(3,138)	(6,871)	(3,733)
Effective tax rate	45.0%	34.6%
Net income	3,842	12,962	(9,120)
Earnings per share, diluted	0.24	0.83	(0.59)

	Six Months Ended September 30,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$164,238	$172,654	$(8,416)	-4.9%
Gross profit	73,866	81,287	(7,421)	-9.1%
Gross profit margin	45.0%	47.1%
Operating expenses	(59,488)	(46,221)	13,267	28.7%
Operating income	14,378	35,066	(20,688)	-59.0%
Operating margin	8.8%	20.3%
Interest expense, net	(1,490)	(1,499)	(9)
Other income (expense), net	1,291	(178)	1,469
Provision for income taxes	(6,242)	(11,777)	(5,535)
Effective tax rate	44.0%	35.3%
Net income	7,937	21,612	(13,675)
Earnings per share, diluted	0.50	1.38	(0.88)

Net Revenues

Net revenues for the three months ended September 30, 2016 decreased $3.6 million, or 4.3%, as compared with the three months ended September 30, 2015. The decrease was primarily attributable to decreases in the rail ($5.1 million), energy ($2.2 million) and mining and industrial ($1.9 million) markets, partially offset by an increase in the HVAC market ($4.0 million) and acquisition-related revenues ($1.7 million).

Net revenues for the six months ended September 30, 2016 decreased $8.4 million, or 4.9%, as compared with the six months ended September 30, 2015. The decrease was primarily attributable to decreases in the rail ($11.8 million), energy ($3.6 million) and mining and industrial ($3.5 million) markets, partially offset by an increase in the HVAC market ($7.3 million) and acquisition-related revenues ($4.1 million).

Gross Profit and Gross Profit Margin

Gross profit for the three months ended September 30, 2016 decreased by $5.2 million, or 12.7%, as compared with the three months ended September 30, 2015. Gross profit margin for the three months ended September 30, 2016 of 44.5% declined when compared to the gross profit margin of 48.8% for the three months ended September 30, 2015. The negative impact of decreased sales on our absorption of fixed manufacturing costs, the pension plan curtailment benefit ($2.7 million) recorded in September 2015 that did not recur, the impact of an increase in the estimate for excess and obsolete inventory ($0.7 million) and the Strathmore restructuring costs ($0.3 million) were partially offset by favorable changes in product mix, including the addition of higher margin products acquired in the second half of the prior year.

Gross profit for the six months ended September 30, 2016 decreased by $7.4 million, or 9.1%, as compared with the six months ended September 30, 2015. Gross profit margin for the six months ended September 30, 2016 of 45.0% declined when compared to the gross profit margin of 47.1% for the six months ended September 30, 2015. The negative impact of decreased sales on our absorption of fixed manufacturing costs, the pension plan curtailment benefit ($2.7 million) recorded in September 2015 that did not recur, the impact of an increase in the estimate for excess and obsolete inventory ($0.7 million) and the Strathmore restructuring costs ($0.3 million) were partially offset by changes in product mix, including the addition of higher margin products acquired in the second half of the prior year.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 increased $8.6 million, or 43.0%, as compared with the three months ended September 30, 2015. The increase was primarily attributable to the pension plan curtailment benefit ($5.3 million) recorded in September 2015 that did not recur and Strathmore restructuring costs ($2.8 million).

Operating expenses for the six months ended September 30, 2016 increased $13.3 million, or 28.7%, as compared with the six months ended September 30, 2015. The increase was primarily attributable to the pension plan curtailment benefit ($5.3 million) recorded in September 2015, our chief financial officer transition and other severance costs ($3.3 million) that we do not expect to recur, other personnel and public company costs ($3.0 million), Strathmore restructuring costs ($2.8 million) and impairment due to the consolidation of our facilities in Canada (due to restructuring) and certain patents ($1.1 million) that we do not expect to recur. These factors were partially offset by Strathmore transaction costs incurred in the prior year ($2.3 million) that did not recur.

Operating Income

Operating income for the three months ended September 30, 2016 decreased by $13.8 million, or 66.5%, as compared with the three months ended September 30, 2015. The decrease was a result of the $8.6 million increase in operating expenses and the $5.2 million decrease in gross profit, as discussed above.

Operating income for the six months ended September 30, 2016 decreased by $20.7 million, or 59.0%, as compared with the six months ended September 30, 2015. The decrease was a result of the $13.3 million increase in operating expenses and the $7.4 million decrease in gross profit, as discussed above.

Interest Expense, net

Interest expense, net of $0.7 million and $1.5 million for the three and six month periods ended September 30, 2016, respectively, was comparable to the three and six month periods ended September 30, 2015.

Other Income (Expense), net

Other income (expense), net increased by $0.9 million to income of $0.8 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. The increase was due primarily to an increase in gains arising from transactions in currencies other than our sites’ functional currencies ($0.7 million).

Other income (expense), net increased by $1.5 million to income of $1.3 million for the six months ended September 30, 2016 as compared with the six months ended September 30, 2015. The increase was due primarily to an increase in gains arising from transactions in currencies other than our sites’ functional currencies ($1.1 million) and also to an increase in gains from sales of non-operating assets ($0.3 million).

Provision for Income Taxes and Effective Tax Rate

The provision for income taxes for the three months ended September 30, 2016 was $3.1 million, representing an effective tax rate of 45.0%, as compared with the provision of $6.9 million, representing an effective tax rate of 34.6%, for the three months ended September 30, 2015. The provision for income taxes for the three months ended September 30, 2016 was impacted by $0.7 million primarily relating to reserves for uncertain tax positions, which increased our anticipated effective rate by 10.5%.

The provision for income taxes for the six months ended September 30, 2016 was $6.2 million, representing an effective tax rate of 44.0%, as compared with the provision of $11.8 million, representing an effective tax rate of 35.3%, for the six months ended September 30, 2015. The provision for income taxes for the six months ended September 30, 2016 was impacted by $1.3 million primarily relating to reserves for uncertain tax positions and the effect of changes in tax rates, which increased our anticipated effective rate by 9.5%.

Net Income and Earnings per Share

Net income for the three months ended September 30, 2016 decreased by $9.1 million to $3.8 million, or to $0.24 per diluted share, as compared with the three months ended September 30, 2015. The decrease was primarily attributable to the $13.8 million decrease in operating income, partially offset by the $3.7 million decrease in the provision for income taxes.

Net income for the six months ended September 30, 2016 decreased by $13.7 million to $7.9 million, or to $0.50 per diluted share, as compared with the six months ended September 30, 2015. The decrease was primarily attributable to the $20.7 million decrease in operating income, partially offset by the $5.5 million decrease in the provision for income taxes.

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

	Three Months Ended September 30,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$41,858	$36,186	$5,672	15.7%
Operating income	9,897	11,668	(1,771)	-15.2%
Operating margin	23.6%	32.2%

	Six Months Ended September 30,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$85,333	$76,162	$9,171	12.0%
Operating income	20,504	21,358	(854)	-4.0%
Operating margin	24.0%	28.0%

Net revenues for the three months ended September 30, 2016 increased $5.7 million, or 15.7%, as compared with the three months ended September 30, 2015. The increase was primarily attributable to increased sales volumes, as well as some improved pricing. Increases in sales volumes and pricing accounted for approximately 86% and 14%, respectively, of the increase in net revenues, and the increase in sales volumes resulted from increased sales of existing products ($4.0 million), primarily reflecting greater demand in the HVAC market.

Net revenues for the six months ended September 30, 2016 increased $9.2 million, or 12.0%, as compared with the six months ended September 30, 2015. The increase was primarily attributable to increased sales volumes, as well as some improved pricing. Increases in sales volumes and pricing accounted for approximately 85% and 15%, respectively, of the increase in net revenues, and the increase in sales volumes resulted from increased sales of existing products ($7.3 million), primarily reflecting greater demand in the HVAC market.

Operating income for the three months ended September 30, 2016 decreased $1.8 million, or 15.2%, as compared with the three months ended September 30, 2015. The decrease is primarily attributable to a pension plan curtailment benefit ($3.2 million) recorded in September 2015 that did not recur, in addition to increased personnel-related expenses ($1.1 million), partially offset by the impact of increased net revenues.

Operating income for the six months ended September 30, 2016 decreased $0.9 million, or 4.0%, as compared with the six months ended September 30, 2015. The decrease is primarily attributable to a pension plan curtailment benefit ($3.2 million) recorded during September 2015 that did not recur, in addition to increased personnel-related expenses ($1.3 million), partially offset by the impact of increased net revenues.

Coatings, Sealants and Adhesives Segment Results

Coatings, Sealants and Adhesives is comprised of coatings and penetrants, pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements.

	Three Months Ended September 30,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$23,006	$27,971	$(4,965)	-17.8%
Operating income	(1,616)	4,938	(6,554)	-132.7%
Operating margin	-7.0%	17.7%

	Six Months Ended September 30,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$46,371	$56,420	$(10,049)	-17.8%
Operating income	97	6,778	(6,681)	-98.6%
Operating margin	0.2%	12.0%

Net revenues for the three months ended September 30, 2016 decreased $5.0 million, or 17.8%, as compared with the three months ended September 30, 2015. The decrease was primarily attributable to decreased sales volumes into the rail market ($5.1 million), as well as decreases in most other markets ($1.7 million), partially offset by improved sealant volumes ($1.0 million) and net revenues attributable to acquisitions ($0.8 million).

Net revenues for the six months ended September 30, 2016 decreased $10.0 million, or 17.8%, as compared with the six months ended September 30, 2015. The decrease was primarily attributable to decreased sales volumes into the rail market ($11.8 million), partially offset by net revenues attributable to acquisitions ($1.7 million).

Operating income for the three months ended September 30, 2016 decreased $6.6 million, or 132.7%, as compared with the three months ended September 30, 2015. The decrease is attributable to Strathmore restructuring costs ($3.1 million) and the negative impact of reduced sales, as well as the impact of an increase in the estimate for excess and obsolete inventory ($0.3 million) and a pension plan curtailment benefit ($1.4 million) recorded during September 2015 that did not recur.

Operating income for the six months ended September 30, 2016 decreased $6.7 million, or 98.6%, as compared with the six months ended September 30, 2015. The decrease is attributable to Strathmore restructuring costs ($3.3 million), impairment costs related to the consolidation of our facilities in Canada ($0.4 million), the negative impact of reduced sales, the impact of an increase in the estimate for excess and obsolete inventory ($0.3 million) and a pension plan curtailment benefit ($1.4 million) recorded during September 2015 that did not recur. These factors were partially offset by Strathmore transaction costs incurred in the prior year ($2.3 million) that did not recur.

Specialty Chemicals Segment Results

Specialty Chemicals includes lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Three Months Ended September 30,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$15,245	$19,771	$(4,526)	-22.9%
Operating income	1,232	4,961	(3,729)	-75.2%
Operating margin	8.1%	25.1%

	Six Months Ended September 30,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$32,490	$39,934	$(7,444)	-18.6%
Operating income	2,288	7,691	(5,403)	-70.3%
Operating margin	7.0%	19.3%

Net revenues for the three months ended September 30, 2016 decreased $4.5 million, or 22.9%, as compared with the three months ended September 30, 2015. The decrease was attributable to decreased sales volumes into the energy market due to declining rig counts ($2.2 million) and the mining and industrial markets ($1.9 million), partially offset by net revenues attributable to acquisitions ($0.9 million).

Net revenues for the six months ended September 30, 2016 decreased $7.4 million, or 18.6%, as compared with the six months ended September 30, 2015. The decrease was attributable to decreased sales volumes into the energy market due to declining rig counts ($3.6 million) and the mining and industrial markets ($3.5 million), partially offset by net revenues attributable to acquisitions ($2.4 million).

Operating income for the three months ended September 30, 2016 decreased $3.7 million, or 75.2%, as compared with the three months ended September 30, 2015. The decrease is primarily attributable to the negative impact of reduced sales, as well as the impact of an increase in the estimate for excess and obsolete inventory ($0.4 million) and a pension plan curtailment benefit ($3.4 million) recorded during September 2015 that did not recur.

Operating income for the six months ended September 30, 2016 decreased $5.4 million, or 70.3%, as compared with the six months ended September 30, 2015. The decrease is primarily attributable to the negative impact of reduced sales, impairment costs related to the consolidation of our facilities in Canada ($0.6 million), the impact of an increase in the estimate for excess and obsolete inventory ($0.4 million) and a pension plan curtailment benefit ($3.4 million) recorded during September 2015 that did not recur.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Six Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$18,971	$21,595
Net cash used in investing activities	(2,005)	(67,530)
Net cash provided by (used in) financing activities	(17,850)	80,169

Existing cash, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance (including cash and equivalents and bank time deposits) at September 30, 2016 was $35.0 million, as compared with $39.3 million at March 31, 2016.

For the six months ended September 30, 2016, our cash provided by operating activities was $19.0 million, as compared with $21.6 million for six months ended September 30, 2015. Cash flows from working capital decreased for the six months ended September 30, 2016, due primarily to higher accounts receivable ($5.5 million), higher prepaid expenses and other current assets ($0.7 million) and lower accounts payable and other current liabilities ($0.9 million). Cash flows from working capital decreased for the six months ended September 30, 2015, due primarily to higher prepaid and other current assets ($6.3 million) due to an increased tax receivable that resulted from the pension plan curtailment, as well as higher accounts receivable ($1.2 million).

Cash flows used by investing activities during the six months ended September 30, 2016 were $2.0 million as compared with $67.5 million for the six months ended September 30, 2015. Capital expenditures during the six months ended September 30, 2016 were $5.1 million, an increase of $1.9 million as compared with the six months ended September 30, 2015. Our capital expenditures are focused on capacity expansion, continuous improvement, automation and consolidation of manufacturing facilities. We are in the process of streamlining some manufacturing operations, including the consolidation of most of our lubricant and grease production into our Rockwall, Texas facility. Our total capital expenditure requirements related to this consolidation are currently expected to be approximately $3 million during the fiscal year ending March 31, 2017, and may require additional capital expenditures in later periods. We acquired the assets of Strathmore for $68.9 million, in cash, during the six months ended September 30, 2015.

Cash flows used by financing activities during the six months ended September 30, 2016 were $17.9 million as compared with cash provided of $80.2 million for the six months ended September 30, 2015. Cash outflows during the six months ended September 30, 2016 resulted primarily from repayments on our revolving credit agreement (as discussed in Note 7). Cash inflows during the six months ended September 30, 2015 resulted primarily from $70.0 million in borrowings used to acquire Strathmore.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness. We complied with all covenants through September 30, 2016.

We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our indebtedness. These agreements are more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the six months ended September 30, 2016.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements appearing in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include expected restructuring charges and the results of the restructuring, financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. Forward-looking statements may include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements for a number of important factors, including those listed under “Risk Factors” in our Annual Report and in this Quarterly Report. You should not put undue reliance on any forwarding-looking statements in this Quarterly Report.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of September 30, 2016, we had outstanding variable rate indebtedness of $27.6 million, after consideration of interest rate swaps. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At September 30, 2016, we had interest rate swap agreements that covered $44.8 million of the $72.4 million of our total outstanding indebtedness. At September 30, 2016 unhedged variable rate indebtedness of $27.6 million had a weighted average interest rate of 2.27%. Each quarter point change in interest rates would result in a change of less than $0.1 million in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net losses associated with foreign currency translation of $0.6 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.9 million and $1.2 million for the six months ended September 30, 2016 and 2015, respectively, which are included in accumulated other comprehensive (loss) income. We recognized foreign currency transaction net gains (losses) of $0.6 million and $(0.1) million for the three months ended September 30, 2016 and 2015, respectively, and $0.8 million and $(0.2) million for the six months ended September 30, 2016 and 2015, respectively, which are included in other income (expense), net on our condensed consolidated statements of income.

Based on a sensitivity analysis at September 30, 2016, a 10% change in the foreign currency exchange rates for the three months ended September 30, 2016 would have impacted our net earnings by a negligible amount. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“2016 Annual Report”), which contain descriptions of significant factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired.

With the exception of the risk factor set forth below, there have been no material changes in risk factors discussed in our 2016 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2016 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may arise in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

If we are not able to successfully execute and realize the expected financial benefits from our strategic restructuring and other cost-saving initiatives, our business could be adversely affected.

In August 2016, we announced a strategic manufacturing footprint rationalization initiative in the Coatings, Sealants & Adhesives segment, intended to reduce our cost structure and drive more efficient operations. This initiative will involve making structural changes in our domestic manufacturing footprint through consolidation of product manufacturing, reducing our workforce, and further selling, general and administrative expense reductions.

While we expect meaningful financial benefits from our strategic restructuring, we may not realize the full benefits that we currently expect within the anticipated time frame or at all. Adverse effects from our execution of restructuring activities could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Additionally, our ability to fully realize the benefits and implement the restructuring program may be limited by certain contractual commitments. Moreover, because such expenses are difficult to predict and are necessarily inexact, we may incur substantial expenses in connection with the execution of our restructuring plans in excess of what is currently forecasted. Further, restructuring activities are a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.

If these measures are not successful or sustainable, we may undertake additional restructuring and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected, and we could experience business disruptions with customers and elsewhere if our restructuring efforts prove ineffective.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Amounts shown in the table represent shares tendered by employees to satisfy minimum tax withholding amounts for restricted shares.

Period	Total Number of Shares Tendered	Average Price per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
				(in millions)
July 1 - 31	386	$34.50	—	$—
August 1 - 31	—	—	—	—
September 1 - 30	—	—	—	—

Total	386	$34.50	—

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

CSW INDUSTRIALS, INC.

Date: November 10, 2016	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	/s/ Greggory W. Branning
Greggory W. Branning
Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

10.1	Agreement dated July 17, 2016 by and among CSW Industrials, Inc. and the entities and natural persons listed thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101+	INSTANCE DOCUMENT

EX-101+	SCHEMA DOCUMENT

EX-101+	CALCULATION LINKBASE DOCUMENT

EX-101+	LABELS LINKBASE DOCUMENT

EX-101+	PRESENTATION LINKBASE DOCUMENT

EX-101+	DEFINITION LINKBASE DOCUMENT

+	Filed herewith.
++	Furnished herewith.