Form 10-Q
period 2016-12-31
CSW INDUSTRIALS, INC.
filed 2017-02-13
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to                     .
Commission File No. 001-37454
_____________________________
CSW INDUSTRIALS, INC.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	47-2266942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 Lyndon B. Johnson Freeway, Suite 500, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
(214) 884-3777
(Registrant’s telephone number, including area code)
_____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of February 6, 2017, there were 15,848,117 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2016 and 2015 (unaudited)	1
	Condensed Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015 (unaudited)	3
	Notes to the Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6.	Exhibits	25
SIGNATURES		26
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION
CSW INDUSTRIALS, INC.

Item 1.	Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Revenues, net	$75,496	$70,918	$239,735	$243,572
Cost of revenues	(46,598)	(38,769)	(136,971)	(130,135)
Gross profit	28,898	32,149	102,764	113,437
Selling, general and administrative expenses	(25,504)	(26,526)	(81,109)	(72,747)
Impairment loss	(13)	—	(3,896)	—
Operating income	3,381	5,623	17,759	40,690
Interest expense, net	(673)	(793)	(2,163)	(2,292)
Other income (expense), net	583	(7)	1,875	(185)
Income before income taxes	3,291	4,823	17,471	38,213
Provision for income taxes	(2,886)	(2,825)	(9,128)	(14,602)
Net income (loss)	$405	$1,998	$8,343	$23,611
Net earnings (loss) per common share:
Basic	$0.03	$0.13	$0.53	$1.51
Diluted	0.03	0.13	0.53	1.51
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$405	$1,998	$8,343	$23,611
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,534)	(847)	(3,466)	(2,064)
Cash flow hedging activity, net of taxes of $(420), $(156), $(383) and $(272), respectively	779	290	712	505
Pension and other post retirement effects, net of taxes of $(1), $(3), $(5) and $(2,614), respectively	2	7	10	4,855
Other comprehensive income (loss)	(753)	(550)	(2,744)	3,296
Comprehensive income (loss)	$(348)	$1,448	$5,599	$26,907
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2016	March 31, 2016
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$20,414	$25,987
Bank time deposits	1,753	13,278
Accounts receivable, net of allowance of $1,202 and $1,208, respectively	49,758	52,637
Inventories, net	53,080	51,634
Prepaid expenses and other current assets	13,133	11,985
Total current assets	138,138	155,521
Property, plant and equipment, net of accumulated depreciation of $61,327 and $59,035, respectively	62,996	64,357
Goodwill	67,147	67,757
Intangible assets, net	80,418	88,727
Other assets	16,078	15,898
Total assets	$364,777	$392,260
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,664	$9,912
Accrued and other current liabilities	23,617	21,090
Current portion of long-term debt	561	561
Total current liabilities	36,842	31,563
Long-term debt	46,286	89,121
Retirement benefits payable	1,300	1,746
Other long-term liabilities	11,705	11,820
Total liabilities	96,133	134,250
Equity:
Common shares, $0.01 par value	157	156
Shares authorized – 50,000
Shares issued – 15,661 and 15,659, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized – 10,000
Shares issued – 0
Additional paid-in capital	37,603	31,597
Treasury shares, at cost	(972)	—
Retained earnings	242,298	233,955
Accumulated other comprehensive loss	(10,442)	(7,698)
Total equity	268,644	258,010
Total liabilities and equity	$364,777	$392,260
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$8,343	$23,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,146	5,042
Amortization of intangible and other assets	5,879	4,896
Provision for inventory reserves	1,309	—
Share-based and other executive compensation	3,837	1,398
Acquisition-related non-cash gain	(376)	(1,950)
Net loss on sales of property, plant and equipment	30	33
Pension plan curtailment benefit	—	(8,020)
Net pension benefit	(843)	—
Impairment of assets	3,896	—
Net deferred taxes	(2,700)	4,361
Changes in operating assets and liabilities:
Accounts receivable, net	2,842	9,612
Inventories	(2,941)	1,484
Prepaid expenses and other current assets	(1,378)	(446)
Other assets	(157)	(89)
Accounts payable and other current liabilities	5,693	(411)
Retirement benefits payable and other liabilities	3,094	(1,039)
Net cash provided by operating activities	32,674	38,482
Cash flows from investing activities:
Capital expenditures	(6,965)	(6,024)
Proceeds from sale of assets held for investment	97	—
Proceeds from sale of assets	193	20
Net change in bank time deposits	11,442	5,805
Cash paid for acquisitions	—	(97,732)
Net cash provided by (used in) investing activities	4,767	(97,931)
Cash flows from financing activities:
Borrowings on lines of credit	—	174,040
Repayments of lines of credit	(42,835)	(94,421)
Payments of deferred loan costs	—	(1,073)
Purchase of treasury shares	(972)	—
Cash contribution from Capital Southwest	—	13,000
Proceeds from stock option activity	2,169	—
Dividends paid to Capital Southwest	—	(300)
Net cash (used in) provided by financing activities	(41,638)	91,246
Effect of exchange rate changes on cash and equivalents	(1,376)	(1,193)
Net change in cash and cash equivalents	(5,573)	30,604
Cash and cash equivalents, beginning of period	25,987	20,448
Cash and cash equivalents, end of period	$20,414	$51,052
Supplemental non-cash disclosure:
Pension plan assets contributed by Capital Southwest	$—	$10,357
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES
CSW Industrials, Inc. (“CSWI,” the “Company,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across three segments: Industrial Products; Coatings, Sealants and Adhesives; and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating and air conditioning (“HVAC”) and refrigeration applications, coatings and sealants and high performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5 ™ thread sealants, KOPR KOTE™ anti-seize lubricants, Safe-T-Switch® condensate overflow shutoff devices, KATS® coatings, Air Sentry® breathers, RailPlex® tank car coatings, Deacon® high temperature sealants and AC Leak Freeze® refrigerant leak repair solutions. Our products are well known in the specific markets we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC, industrial, rail, plumbing, architecturally-specified building products, energy, mining and other general industrial markets.
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
Strathmore Restructuring
During the nine months ended December 31, 2016, we initiated a restructuring program related to our Strathmore business, which is included in our Coatings, Sealants & Adhesives segment. The program was initiated in response to excess capacity due to contraction in the markets served by Strathmore, which caused us to perform a facility rationalization analysis. Restructuring charges are as follows (in thousands):

	Severance/ Retention	Asset Write- down (a)	Other (b)	Total
Three Months Ended December 31, 2016
COS	$83	$—	$265	$348
SG&A	—	—	162	162
Total	$83	$—	$427	$510
Nine Months Ended December 31, 2016
COS	$421	$—	$265	$686
SG&A	160	2,800	162	3,122
Total	$581	$2,800	$427	$3,808
Total Expected Restructuring Charges (c):
COS	$466	$—	$600	$1,066
SG&A	160	2,800	1,699	4,659
Total	$626	$2,800	$2,299	$5,725

(a)
The initiation of the restructuring program triggered an analysis of our intangible assets recorded upon our acquisition of Strathmore. As a result of this analysis, we recorded an impairment of our Strathmore trademark.

(b)
Other consists of moving costs related to relocation of manufacturing activities, consulting fees for production and efficiency support, recruiting fees to increase staff in locations where production is being relocated and duplicate and inefficient labor incurred during the transition and relocation. These charges will be expensed as incurred.

(c)
Total expected restructuring charges represent management’s best estimate to date. As the execution of the program is still in process, the amount and nature of actual restructuring charges incurred could vary from total expected charges.

As of December 31, 2016, the restructuring reserve attributable to this program consisted entirely of anticipated severance expense recorded during the nine months ended December 31, 2016 and is included in accrued and other current liabilities on our condensed consolidated balance sheet.

Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 (“Quarterly Report”) includes all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of December 31, 2016, and the results of operations for the three and nine months ended December 31, 2016 and 2015, respectively. All adjustments are of a normal, recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Accounting Developments
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which has been subsequently amended with additional ASUs including ASU No. 2016-12, issued in May 2016, and ASU No. 2016-20, issued in December 2016. ASU No. 2014-09, as amended, supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year. As a result, public entities will apply the new standard for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption as of the original public entity effective date is permitted. We are currently evaluating the impact of ASU No. 2014-09 on our consolidated financial condition and results of operations.
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
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” to improve the accounting for the income tax consequences arising from these types of transfers. This ASU aligns the recognition of the income tax consequences with International Financial Reporting Standards. Specifically, International Accounting Standards No. 12, “Income Taxes,” requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2016-16 on our consolidated financial condition and results of operations.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2016-18 on our consolidated financial condition and results of operations.

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

3.	INVENTORIES
Inventories consist of the following (in thousands):

	December 31, 2016	March 31, 2016
Raw materials and supplies	$23,699	$26,019
Work in process	4,767	5,432
Finished goods	32,453	26,087
Total inventories	60,919	57,538
Less: LIFO reserve	(5,302)	(5,302)
Less: Obsolescence reserve	(2,537)	(602)
Inventories, net	$53,080	$51,634

4.	INTANGIBLE ASSETS
The following table provides information about our intangible assets (in thousands, except years):

		December 31, 2016		March 31, 2016
	Wtd Avg Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Years)
Finite-lived intangible assets:
Patents (a)	12	$12,006	$(6,966)	$14,458	$(8,600)
Customer lists and amortized trademarks	12	70,704	(21,363)	71,475	(17,080)
Non-compete agreements	5	1,011	(289)	1,310	(405)
Other	12	4,640	(661)	3,769	(354)
		$88,361	$(29,279)	$91,012	$(26,439)
Trade names and trademarks not being amortized (b)		$21,336	$—	$24,154	$—

(a)	During the nine months ended December 31, 2016, we wrote off $2.4 million of patents that were fully amortized.

(b)	During the nine months ended December 31, 2016, we recognized a $2.8 million non-cash impairment charge related to the Strathmore trademark.
Amortization expense for the three and nine months ended December 31, 2016 was $1.9 million and $5.7 million, respectively. Amortization expense for the three and nine months ended December 31, 2015 was $1.6 million and $4.9 million, respectively. The following table shows the estimated future amortization for intangible assets as of December 31, 2016, for the remainder of the current fiscal year and the next five years ending March 31 (in thousands):

2017	$1,653
2018	7,233
2019	6,385
2020	6,142
2021	5,919
2022	5,484

5.	SPIN-OFF EXECUTIVE COMPENSATION
On August 28, 2014, the Board of Directors of Capital Southwest (our former parent company) adopted an executive compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to executive officers of Capital Southwest (the “Spin-Off Executive Compensation Plan”). The Spin-Off Executive Compensation Plan was intended to align the compensation of Capital Southwest’s executive officers with Capital Southwest’s key strategic objective of increasing the market value of Capital Southwest’s shares through a transformative transaction for the benefit of Capital Southwest’s shareholders. Under the Spin-Off Executive Compensation Plan, Joseph B. Armes, Kelly Tacke and Bowen S. Diehl were to receive an amount equal to 6.0% of the aggregate appreciation in Capital Southwest’s share price from August 28, 2014 (using a base price of $36.16 per share) to the Trigger Event Date (later to be determined to be December 29, 2015, as discussed below) (the “Total Payment Amount”). The initial plan component consisted of nonqualified options awarded to purchase a total of 258,000 shares of Capital Southwest common stock. The second plan component consisted of total awards of 127,000 shares of Capital

Southwest restricted common stock, which have voting rights, but do not have cash dividend rights. The final plan component consisted of cash incentive payments awarded to each of Mr. Armes, Ms. Tacke and Mr. Diehl in an amount equal to the excess of each awardee’s allocable portion of the Total Payment Amount over the aggregate value of the awardee’s restricted common stock and nonqualified option awards under the Spin-Off Executive Compensation Plan, calculated as of the Trigger Event Date. The equity based awards vest and become exercisable as follows: (1) 1/3 on the Trigger Event Date; (2) 1/3 on the first anniversary of the Trigger Event Date; and (3) 1/3 on the second anniversary of the Trigger Event Date. Generally, entitlement to such awards is conditioned on the awardee remaining in the employment of Capital Southwest or its subsidiaries on the vesting date, or in the event the employment of the awardee was transferred to CSWI, continuing employment by CSWI. Effective immediately with the spin-off of CSWI, both Joseph B. Armes and Kelly Tacke became employees of CSWI and Bowen Diehl remained an employee of Capital Southwest.
On September 8, 2015, the Board of Directors of Capital Southwest designated the Share Distribution as a transformative transaction for purposes of the Spin-Off Executive Compensation Plan and amended the award agreements granted under the Spin-Off Executive Compensation Plan to provide for accelerated vesting of the awards held by an executive in the event of a termination of such executive’s service effected by the executive for good reason, by the employer without cause, or as a result of the disability or death of the executive. As a result of the Share Distribution completed on September 30, 2015, the Trigger Event Date was determined to be December 29, 2015.
As of December 29, 2015, the cash component of the Spin-Off Executive Compensation Plan was calculated based on the volume weighted average price of Capital Southwest and CSWI common stock for the 20 trading days ended December 29, 2015. Effective with the Share Distribution, CSWI entered into an Employee Matters Agreement with Capital Southwest. Under this agreement, Capital Southwest retained the obligation to fund the cash incentive awards granted under the Spin-Off Executive Compensation Plan, and all liabilities with respect to such cash incentive awards remained liabilities of Capital Southwest. During the three and nine months ended December 31, 2016, we recorded total executive compensation expense for the cash incentive payments of $0.2 million and $1.7 million, respectively, for Mr. Armes and Ms. Tacke, and total stock compensation expense of $0.1 million and $0.9 million, respectively. Within those amounts, for the nine months ended December 31, 2016, were $1.2 million and $1.0 million of cash incentive and stock compensation expenses, respectively, which were accelerated as a result of our chief financial officer transition in June 2016. During the three and nine months ended December 31, 2015, we recorded total executive compensation expense for the cash incentive payments of $0.9 million for Mr. Armes and Mrs. Tacke, and total stock compensation expense of $0.2 million.
6. SHARE-BASED COMPENSATION
In September 2015, CSWI adopted and Capital Southwest approved (as our sole stockholder) our 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of December 31, 2016, 798,058 shares were available for issuance under the 2015 Plan. Additionally, in September 2015, in connection with the Spin-Off Executive Compensation Plan and Share Distribution, we issued 510,447 shares of common stock to adjust outstanding Capital Southwest equity-based awards to represent both Capital Southwest and CSWI equity-based awards. These conversion grants were issued on substantially the same terms and conditions as the prior Capital Southwest equity-based grants, and they were issued separate and apart from the 2015 Plan.
We recorded share-based compensation as follows for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31, 2016
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$54	$624	$678
Related income tax benefit	(19)	(218)	(237)
Net share-based compensation expense	$35	$406	$441

	Nine Months Ended December 31, 2016
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$419	$1,723	$2,142
Related income tax benefit	(147)	(603)	(750)
Net share-based compensation expense	$272	$1,120	$1,392

	Three Months Ended December 31, 2015
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$103	$375	$478
Related income tax benefit	(36)	(131)	(167)
Net share-based compensation expense	$67	$244	$311
No share-based compensation expense was recorded prior to October 1, 2015.
Stock option activity was as follows:

	Nine Months Ended December 31, 2016
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(in millions)
Outstanding at April 1, 2016	362,513	$24.53
Granted	—	—
Exercised	(85,981)	25.23
Canceled	(24,897)	23.11
Outstanding at December 31, 2016	251,635	$24.44	7.1	$3.1
Exercisable at December 31, 2016	164,437	$24.12	7.0	$2.1
At December 31, 2016, we had unrecognized compensation cost related to non-vested stock options of $0.2 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 1.2 years. Other than options issued in conjunction with the Share Distribution to convert existing Capital Southwest options, no options were granted during the three or nine months ended December 31, 2016 or 2015. The intrinsic value of options exercised during the three and nine months ended December 31, 2016 was $0.6 million. Cash received for options exercised during the three and nine months ended December 31, 2016 was $2.2 million, and the tax benefit received was $0.1 million. No options were exercised during the three and nine months ended December 31, 2015. The total fair value of stock options vested during the three and nine months ended December 31, 2016 was $0.3 million and $0.7 million, respectively. The total fair value of stock options vested during the three and nine months ended December 31, 2015 was $0.4 million.
Restricted share activity was as follows:

	Nine Months Ended December 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2016	181,977	$23.72
Granted	139,101	28.84
Vested	(85,554)	20.53
Canceled	(18,626)	29.11
Outstanding at December 31, 2016	216,898	$28.24
During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, except for restricted shares issued to adjust existing Capital Southwest restricted share awards under the Spin-Off Executive Compensation Plan (as discussed in Note 5). At December 31, 2016, we had unrecognized compensation cost related to unvested restricted shares of $4.8 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.2 years. The total fair value of restricted shares vested during the three and nine months ended December 31, 2016 was $1.3 million and $1.8 million, respectively. The total fair value of restricted shares vested during the three and nine months ended December 31, 2015 was $0.6 million and $0.7 million, respectively.
Restricted shares granted during the nine months ended December 31, 2016 and 2015 includes 49,373 and 17,449 shares, respectively, with performance-based vesting provisions, and vesting ranges from 0-100% based on pre-defined performance targets with market conditions. Performance-based restricted shares are earned upon the achievement of performance targets, and are payable in common shares. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common shares on the date of grant.

7.	LONG-TERM DEBT
Debt consists of the following (in thousands):

	December 31, 2016	March 31, 2016
Revolving Credit Facility, interest rate of 2.52% and 2.18%, respectively	$34,125	$76,539
Whitmore term loan, interest rate of 2.77% and 2.43%, respectively	12,722	13,143
Total debt	46,847	89,682
Less: Current portion	(561)	(561)
Long-term debt	$46,286	$89,121
Revolving Credit Facility Agreement
On December 11, 2015, we entered into a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. Borrowings under this facility bear interest at a rate of prime plus 0.75% or London Interbank Offered Rate (“LIBOR”) plus 1.75%, which may be adjusted based on our leverage ratio. We pay a commitment fee 0.25% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at maturity. This facility is secured by substantially all of our assets. During the nine months ended December 31, 2016 we repaid $42.4 million of the outstanding borrowings under this facility, and as of December 31, 2016, we had a remaining outstanding balance of $34.1 million. The Revolving Credit Facility contains certain customary restrictive covenants, including a requirement to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum leverage ratio of Funded Debt to EBITDA (as defined in the agreement) of 3.00 to 1.00. Covenant compliance is tested quarterly and we were in compliance with all covenants as of December 31, 2016.
Whitmore Term Loan
As of December 31, 2016, The Whitmore Manufacturing Company (one of our wholly-owned operating subsidiaries) had a secured term loan outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility. The term loan matures on July 31, 2029, with payments of $140,000 due each quarter. Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%. As of December 31, 2016 and March 31, 2016, Whitmore had $12.7 million and $13.1 million, respectively, in outstanding borrowings under the term loan.
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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and nine months ended December 31, 2016 and 2015 (amounts in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income for basic and diluted earnings per share	$405	$1,998	$8,343	$23,611
Weighted average shares:
Common stock	15,586	15,441	15,529	15,441
Participating securities	246	222	219	169
Denominator for basic earnings per common share	15,832	15,663	15,748	15,610
Potentially dilutive securities (a)	62	78	64	78
Denominator for diluted earnings per common share	15,894	15,741	15,812	15,688
Earnings per common share:
Basic	$0.03	$0.13	$0.53	$1.51
Diluted	0.03	0.13	0.53	1.51

(a)	No shares were excluded for anti-dilution for the three and nine months ended December 31, 2016 or 2015.

9.	SHAREHOLDERS' EQUITY
On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over the next two years. These shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. To date, no shares have been repurchased under this program.

10.	DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING
We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of December 31, 2016 and March 31, 2016, we had $44.0 million and $46.4 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At December 31, 2016, the maximum remaining length of any interest rate swap contract in place was approximately 12.6 years. The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	December 31, 2016	March 31, 2016
Current derivative liabilities	$316	$511
Non-current derivative liabilities	467	1,366
The impact of changes in fair value of interest rate swaps is included in Note 15.
On June 17, 2016, we entered into a foreign exchange forward contract, not designated as a hedging instrument, to hedge our exposure associated with assets denominated in British pounds. The forward contract was settled on September 29, 2016 resulting in a net gain of $0.2 million, which was included in other income (expense), net on our condensed consolidated statements of income for the nine months ended December 31, 2016.
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

11.	FAIR VALUE MEASUREMENTS
The fair value of interest rate swaps and foreign exchange forward contracts (as discussed in Note 10) are determined using Level 2 inputs. The carrying value of our debt (included in Note 7) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, accounts payable) approximated their fair values at December 31, 2016 and March 31, 2016 due to their short-term nature.

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
The following table sets forth the changes in fair value recognized within the selling, general and administrative expenses of our condensed consolidated statements of income (in thousands):

	Nine Months Ended December 31, 2016
	Deacon	SureSeal
Balance at beginning of period	$392	$5,462
Change due to accretion	—	685
Change in estimate	(392)	—
Balance at end of period	$—	$6,147

12.	RETIREMENT PLANS
We maintain a frozen qualified defined benefit pension plan (the “Qualified Plan”) that covers certain of our U.S. employees. The Qualified Plan was previously closed to any employees hired or re-hired on or after January 1, 2015 and it was also amended to freeze benefit accruals and to modify certain ancillary benefits provided under the Qualified Plan effective as of December 31, 2015. Benefits are based on years of service and an average of the highest five consecutive years of compensation during the last ten years of employment.
The funding policy of the Qualified Plan is to contribute annual amounts that are currently deductible for federal income tax purposes. No contributions were made during the three or nine month periods ended December 31, 2016 and 2015.
The following tables set forth the Qualified Plan’s net pension (benefit) expense recognized in our condensed consolidated financial statements (in thousands):

	Three Months Ended December 31,
	2016	2015
Interest cost on projected benefit obligation	$616	$642
Expected return on assets	(902)	(951)
Net pension benefit	$(286)	$(309)

	Nine Months Ended December 31,
	2016	2015
Service cost - benefits earned during the period	$—	$2,042
Interest cost on projected benefit obligation	1,850	2,024
Expected return on assets	(2,706)	(2,275)
Amortization of net prior year service benefit	—	(28)
Curtailment benefit	—	(8,051)
Net pension benefit	$(856)	$(6,288)
We also maintain a frozen unfunded retirement restoration plan (the “Restoration Plan”) that is a non-qualified plan providing for the payment to participating employees, upon retirement, the difference between the maximum annual payment permissible under the Qualified Plan pursuant to federal limitations and the amount that would otherwise have been payable under the Qualified Plan. As with the Qualified Plan, the Restoration Plan was closed to new participants on January 1, 2015 and amended to freeze benefit accruals and to modify certain ancillary benefits effective as of December 31, 2016.

The following table sets forth the Restoration Plan’s net pension expense recognized in our condensed consolidated financial statements (in thousands):

	Three Months Ended December 31,
	2016	2015
Interest cost on projected benefit obligation	$17	$18
Amortization of net prior service cost	—	2
Amortization of net actuarial loss	3	6
Net pension expense	$20	$26

	Nine Months Ended December 31,
	2016	2015
Service cost - benefits earned during the period	$—	$27
Interest cost on projected benefit obligation	52	54
Amortization of net prior service cost	—	7
Amortization of net actuarial loss	10	26
Curtailment expense	—	31
Net pension expense	$62	$145

13.	CONTINGENCIES
From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

14.	INCOME TAXES
For the three months ended December 31, 2016, we earned $3.3 million before taxes and provided for income taxes of $2.9 million, resulting in an effective tax rate of 87.7%. For the nine months ended December 31, 2016, we earned $17.5 million before taxes and provided for income taxes of $9.1 million, resulting in an effective tax rate of 52.2%. The provision for income taxes for the three months ended December 31, 2016 was impacted by $1.7 million primarily relating to adjustments identified during the preparation of our federal tax return and the effect of changes in tax rates, which increased our anticipated effective rate by 52.4%. The provision for income taxes for the nine months ended December 31, 2016 was impacted by $2.8 million primarily relating to reserves for uncertain tax positions, adjustments identified during the preparation of our federal tax return and the effect of changes in tax rates, which increased our anticipated effective rate by 15.9%. Other items impacting the variance in the effective tax rate from the U.S. federal statutory rate include foreign operations activity in countries with lower statutory rates and domestic operations activity in states with higher statutory rates.
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

15.	OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended December 31,
	2016	2015
Currency translation adjustments:
Balance at beginning of period	$(7,180)	$(5,094)
Adjustments for foreign currency translation	(1,534)	(847)
Balance at end of period	$(8,714)	$(5,941)
Interest rate swaps:
Balance at beginning of period	$(1,288)	$(991)
Unrealized gains (losses), net of taxes of $(375) and $(93), respectively (a)	696	174
Reclassification of losses included in interest expense, net, net of taxes of $(45) and $(63), respectively	83	116
Other comprehensive income (loss)	779	290
Balance at end of period	$(509)	$(701)
Defined benefit plans:
Balance at beginning of period	$(1,221)	$(362)
Amortization of net prior service benefit, net of taxes of $0 and $0, respectively (b)	—	2
Amortization of net loss, net of taxes of $(1) and $(2), respectively (b)	2	5
Balance at end of period	$(1,219)	$(355)

	Nine Months Ended December 31,
	2016	2015
Currency translation adjustments:
Balance at beginning of period	$(5,248)	$(3,877)
Adjustments for foreign currency translation	(3,466)	(2,064)
Balance at end of period	$(8,714)	$(5,941)
Interest rate swaps:
Balance at beginning of period	$(1,221)	$(1,206)
Unrealized gains (losses), net of taxes of $(239) and $(113), respectively (a)	444	209
Reclassification of losses included in interest expense, net, net of taxes of $(144) and $(159), respectively	268	296
Other comprehensive income (loss)	712	505
Balance at end of period	$(509)	$(701)
Defined benefit plans:
Balance at beginning of period	$(1,229)	$(5,210)
Amortization of net prior service benefit, net of taxes of $0 and $7, respectively (b)	—	(13)
Amortization of net loss, net of taxes of $(5) and $(9), respectively (b)	10	18
Curtailment, net of taxes of $(2,612)	—	4,850
Balance at end of period	$(1,219)	$(355)

(a)
Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.2 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2016.

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
Three Months Ended December 31, 2016:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$31,715	$23,847	$19,890	$75,452	$44	$75,496
Operating income	3,978	813	541	5,332	(1,951)	3,381
Three Months Ended December 31, 2015:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$28,498	$24,301	$18,075	$70,874	$44	$70,918
Operating income	3,422	4,172	1,735	9,329	(3,706)	5,623
Nine Months Ended December 31, 2016:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$117,048	$70,218	$52,380	$239,646	$89	$239,735
Operating income	24,482	910	2,829	28,221	(10,462)	17,759
Nine Months Ended December 31, 2015:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$104,660	$80,721	$58,009	$243,390	$182	$243,572
Operating income	24,786	10,974	9,422	45,182	(4,492)	40,690

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We believe that our broad portfolio of products and markets served and our brand recognition will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance and overall global economic uncertainty. During the three and nine month periods ended December 31, 2016, we experienced headwinds caused by spending declines at many of our customers in the energy, mining and rail end markets as they adjusted to weakened demand in response to lower market prices for crude oil, gas, coal and other natural resources. These headwinds also indirectly impacted general industrial end markets that we serve. We expect that the current energy environment will persist throughout the current fiscal year. We continued to experience strong sales growth in other key end markets such as HVAC, where our innovative mechanical products have increased market penetration, and Architecturally Specified Building Products, where our innovative smoke curtain products have increased market penetration and where we are currently benefiting from a robust commercial construction cycle.
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

	Three Months Ended December 31,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$75,496	$70,918	$4,578	6.5%
Gross profit	28,898	32,149	(3,251)	(10.1)%
Gross profit margin	38.3%	45.3%
Operating expenses	(25,517)	(26,526)	(1,009)	(3.8)%
Operating income	3,381	5,623	(2,242)	(39.9)%
Operating margin	4.5%	7.9%
Interest expense, net	(673)	(793)	(120)
Other income (expense), net	583	(7)	590
Provision for income taxes	(2,886)	(2,825)	61
Effective tax rate	87.7%	58.6%
Net income (loss)	405	1,998	(1,593)
Earnings per share, diluted	0.03	0.13	(0.10)

	Nine Months Ended December 31,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$239,735	$243,572	$(3,837)	(1.6)%
Gross profit	102,764	113,437	(10,673)	(9.4)%
Gross profit margin	42.9%	46.6%
Operating expenses	(85,005)	(72,747)	12,258	16.9%
Operating income	17,759	40,690	(22,931)	(56.4)%
Operating margin	7.4%	16.7%
Interest expense, net	(2,163)	(2,292)	(129)
Other income (expense), net	1,875	(185)	2,060
Provision for income taxes	(9,128)	(14,602)	(5,474)
Effective tax rate	52.2%	38.2%
Net income (loss)	8,343	23,611	(15,268)
Earnings per share, diluted	0.53	1.51	(0.98)
Net Revenues
Net revenues for the three months ended December 31, 2016 increased $4.6 million, or 6.5%, as compared with the three months ended December 31, 2015. The increase was primarily attributable to increases in the construction and HVAC markets, as well as acquisition-related revenues ($0.2 million), and were partially offset by decreases in the rail, energy, mining and industrial markets.
Net revenues for the nine months ended December 31, 2016 decreased $3.8 million, or 1.6%, as compared with the nine months ended December 31, 2015. The decrease was primarily attributable to decreases in the rail, energy, mining and industrial markets, partially offset by an increase in construction and HVAC markets and acquisition-related revenues ($4.3 million).
Gross Profit and Gross Profit Margin
Gross profit for the three months ended December 31, 2016 decreased by $3.3 million, or 10.1%, as compared with the three months ended December 31, 2015. Gross profit margin for the three months ended December 31, 2016 of 38.3% declined as compared to a gross profit margin of 45.3% for the three months ended December 31, 2015. The decline was due to an unfavorable sales mix shift toward lower margin products, reduced absorption on fixed manufacturing costs in products sold into the rail and energy markets, write-offs of certain fixed assets ($0.1 million), realignment and restructuring charges ($2.1 million), increased freight charges on certain products and costs incurred related to rationalization of our manufacturing footprint, all partially offset by the impact of increased sales.
Gross profit for the nine months ended December 31, 2016 decreased by $10.7 million, or 9.4%, as compared with the nine months ended December 31, 2015. Gross profit margin for the nine months ended December 31, 2016 of 42.9% declined as compared to a gross profit margin of 46.6% for the nine months ended December 31, 2015. The decline was due to the impact of reduced sales, a sales mix shift toward lower margin products, continued profitability challenges for products sold into the rail and energy markets, write-offs of inventory ($0.7 million) and certain fixed assets ($0.1 million), realignment and restructuring charges ($2.4 million), costs incurred related to rationalization of our manufacturing footprint and the pension plan curtailment benefit ($2.7 million) in the prior year that did not recur.
Operating Expenses
Operating expenses for the three months ended December 31, 2016 decreased $1.0 million, or 3.8%, as compared with the three months ended December 31, 2015. The decrease was attributable to organizational and start-up costs incurred in connection with the Share Distribution ($2.1 million) and transaction costs from the Deacon and Leak Freeze acquisitions ($0.8 million) recorded in the prior year period that did not recur, which were mostly offset by the Strathmore acquisition earn-out liability reversal ($2.0 million) recorded in the prior year period that did not recur and current period Strathmore restructuring costs ($0.2 million).
Operating expenses for the nine months ended December 31, 2016 increased $12.3 million, or 16.9%, as compared with the nine months ended December 31, 2015. The increase was primarily attributable to the pension plan curtailment benefit ($5.3 million) recorded in September 2015, our chief financial officer transition and other severance costs ($3.3 million), other personnel and public company costs ($3.0 million), Strathmore restructuring costs ($3.1 million), impairment due to the consolidation of our facilities in Canada and certain patents ($1.1 million) and the Strathmore acquisition earn-out liability reversal ($2.0 million) recorded during the prior year, that did not recur. These charges were partially offset by organizational start-up costs incurred in connection with the Share Distribution ($3.0 million) and transaction costs ($3.4 million) incurred in the prior year that did not recur.
Operating Income
Operating income for the three months ended December 31, 2016 decreased by $2.2 million, or 39.9%, as compared with the three months ended December 31, 2015. The decrease was a result of the $3.3 million decrease in gross profit partially offset by the $1.0 million decrease in operating expenses, as discussed above.
Operating income for the nine months ended December 31, 2016 decreased by $22.9 million, or 56.4%, as compared with the nine months ended December 31, 2015. The decrease was a result of the $10.7 million decrease in gross profit and the $12.3 million increase in operating expenses, as discussed above.
Interest Expense, net
Interest expense, net of $0.7 million and $2.2 million for the three and nine month periods ended December 31, 2016, respectively, was comparable to the three and nine month periods ended December 31, 2015.
Other Income (Expense), net
Other income (expense), net increased by $0.6 million to income of $0.6 million for the three months ended December 31, 2016 as compared with the three months ended December 31, 2015. The increase was due primarily to an increase in gains arising from transactions in currencies other than our sites’ functional currencies.
Other income (expense), net increased by $2.1 million to income of $1.9 million for the nine months ended December 31, 2016 as compared with the nine months ended December 31, 2015. The increase was due primarily to an increase in gains arising from transactions in currencies other than our sites’ functional currencies.
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for the three months ended December 31, 2016 was $2.9 million representing an effective tax rate of 87.7%, as compared with the provision of $2.8 million, representing an effective tax rate of 58.6%, for the three months ended December 31, 2015. The provision for income taxes for the three months ended December 31, 2016 was impacted by $1.7 million primarily relating to adjustments identified during the preparation of our federal tax return and the effect of changes in tax rates, which increased our anticipated effective rate by 52.4%.

The provision for income taxes for the nine months ended December 31, 2016 was $9.1 million, representing an effective tax rate of 52.2%, as compared with the provision of $14.6 million, representing an effective tax rate of 38.2%, for the nine months ended December 31, 2015. The provision for income taxes for the nine months ended December 31, 2016 was impacted by $2.8 million primarily relating to reserves for uncertain tax positions, adjustments identified during the preparation of our federal tax return and the effect of changes in tax rates, which increased our anticipated effective rate by 15.9%.
Net Income and Earnings per Share
Net income for the three months ended December 31, 2016 decreased by $1.6 million to $0.4 million, or to $0.03 per diluted share, as compared with the three months ended December 31, 2015. The decrease was primarily attributable to the $2.2 million decrease in operating income, offset by the $0.6 million increase in other income.
Net income for the nine months ended December 31, 2016 decreased by $15.3 million to $8.3 million, or to $0.53 per diluted share, as compared with the nine months ended December 31, 2015. The decrease was primarily attributable to the $22.9 million decrease in operating income, partially offset by the $2.1 million increase in other income and the $5.5 million decrease in the provision for income taxes.
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

	Three Months Ended December 31,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$31,715	$28,498	$3,217	11.3%
Operating income	3,978	3,422	556	16.2%
Operating margin	12.5%	12.0%

	Nine Months Ended December 31,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$117,048	$104,660	$12,388	11.8%
Operating income	24,482	24,786	(304)	(1.2)%
Operating margin	20.9%	23.7%
Net revenues for the three months ended December 31, 2016 increased $3.2 million, or 11.3%, as compared with the three months ended December 31, 2015. The increase was primarily attributable to increased sales volumes resulting from strength in the national construction market that increased demand for our products ($2.8 million). Additionally, greater demand in the HVAC market also contributed to increased sales volumes ($1.2 million).
Net revenues for the nine months ended December 31, 2016 increased $12.4 million, or 11.8%, as compared with the nine months ended December 31, 2015. The increase was primarily attributable to increased sales volumes resulting from strength in the national construction market that increased demand for our products ($5.7 million). Additionally, greater demand in the HVAC market also contributed to increased sales volumes ($8.4 million).
Operating income for the three months ended December 31, 2016 increased $0.6 million, or 16.2%, as compared with the three months ended December 31, 2015. The increase was primarily attributable to the impact of increased net revenues.
Operating income for the nine months ended December 31, 2016 decreased $0.3 million, or 1.2%, as compared with the nine months ended December 31, 2015. The decrease was primarily attributable to a pension plan curtailment benefit ($3.2 million) recorded during September 2015 that did not recur, mostly offset by the impact of increased net revenues.

Coatings, Sealants and Adhesives Segment Results
Coatings, Sealants and Adhesives is comprised of coatings and penetrants, pipe thread sealants, fire stopping sealants and caulks and adhesives/solvent cements.

	Three Months Ended December 31,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$23,847	$24,301	$(454)	(1.9)%
Operating income	813	4,172	(3,359)	(80.5)%
Operating margin	3.4%	17.2%

	Nine Months Ended December 31,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$70,218	$80,721	$(10,503)	(13.0)%
Operating income	910	10,974	(10,064)	(91.7)%
Operating margin	1.3%	13.6%
Net revenues for the three months ended December 31, 2016 decreased $0.5 million, or 1.9%, as compared with the three months ended December 31, 2015. The decrease was primarily attributable to decreased sales volumes into the rail end market.
Net revenues for the nine months ended December 31, 2016 decreased $10.5 million, or 13.0%, as compared with the nine months ended December 31, 2015. The decrease was primarily attributable to decreased sales volumes into the rail end market ($13.2 million), partially offset by net revenues attributable to acquisitions ($1.7 million).
Operating income for the three months ended December 31, 2016 decreased $3.4 million, or 80.5%, as compared with the three months ended December 31, 2015. The decrease was attributable to the negative impact of reduced sales, Strathmore restructuring costs ($0.5 million), inefficiencies due to the restructuring process that impacted the third quarter of 2017 and the reversal of the liability for the earn-out related to the Strathmore acquisition ($2.0 million) recorded during December 2015 that did not recur. These factors were partially offset by transaction costs from the Deacon acquisition ($0.3 million) recorded during December 2015 that did not recur.
Operating income for the nine months ended December 31, 2016 decreased $10.1 million, or 91.7%, as compared with the nine months ended December 31, 2015. The decrease was attributable to the negative impacted of reduced sales, Strathmore restructuring costs ($3.8 million), inefficiencies due to the restructuring process that impacted the third quarter of 2017, the impairment due to the consolidation of our facilities in Canada ($0.4 million), an increase in the estimate for excess and obsolete inventory ($0.3 million), a pension plan curtailment benefit ($1.4 million) and the Strathmore acquisition earn-out liability reversal ($2.0 million) recorded during the prior year that did not recur. These factors were partially offset by transaction costs incurred in the prior year ($2.9 million) that did not recur.
Specialty Chemicals Segment Results
Specialty Chemicals includes lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Three Months Ended December 31,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$19,890	$18,075	$1,815	10.0%
Operating income	541	1,735	(1,194)	(68.8)%
Operating margin	2.7%	9.6%

	Nine Months Ended December 31,		Change
	2016	2015	Amount	Percent
	(in thousands, except percent and per share data)
Revenues, net	$52,380	$58,009	$(5,629)	(9.7)%
Operating income	2,829	9,422	(6,593)	(70.0)%
Operating margin	5.4%	16.2%

Net revenues for the three months ended December 31, 2016 increased $1.8 million, or 10.0%, as compared with the three months ended December 31, 2015. The increase was primarily attributable to clearing some of the backlog created during the integration of the JetLube operations into our Rockwall, Texas production facility, as well as acquisition-related revenues ($0.2 million).
Net revenues for the nine months ended December 31, 2016 decreased $5.6 million, or 9.7%, as compared with the nine months ended December 31, 2015. The decrease was attributable to decreased sales volumes into the energy market due to declining rig counts and the mining and industrial markets, partially offset by net revenues attributable to acquisitions ($2.6 million) and clearing some of the backlog created during the integration of the JetLube operations into our Rockwall, Texas production facility.
Operating income for the three months ended December 31, 2016 decreased $1.2 million, or 68.8%, as compared with the three months ended December 31, 2015. The decrease was primarily attributable to costs related to the JetLube integration ($2.1 million), including duplicate labor and overhead, inventory disposals costs and additional freight, and the impact of an increase in the estimate for excess and obsolete inventory, partially offset by transaction costs from the Leak Freeze acquisition ($0.5 million) recorded during December 2015 that did not recur.
Operating income for the nine months ended December 31, 2016 decreased $6.6 million, or 70.0%, as compared with the nine months ended December 31, 2015. The decrease was primarily attributable to the negative impact of reduced sales, impairment costs related to the consolidation of our facilities in Canada ($0.6 million), the impact of an increase in the estimate for excess and obsolete inventory ($0.4 million), costs related to the JetLube integration ($2.1 million), including duplicate labor and overhead, inventory disposals costs and additional freight, and a pension plan curtailment benefit ($3.4 million) recorded during September 2015 that did not recur. These factors were partially offset by transaction costs from the Leak Freeze acquisition ($0.5 million) recorded during December 2015 that did not recur.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Nine Months Ended December 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$32,674	$38,482
Net cash provided by (used in) investing activities	4,767	(97,931)
Net cash (used in) provided by financing activities	(41,638)	91,246
Existing cash, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance (including cash and equivalents and bank time deposits) at December 31, 2016 was $22.2 million, as compared with $39.3 million at March 31, 2016.
For the nine months ended December 31, 2016, our cash provided by operating activities was $32.7 million, as compared with $38.5 million for nine months ended December 31, 2015. Cash flows from working capital increased for the nine months ended December 31, 2016, due primarily to higher accounts payable and other current liabilities ($5.7 million) and lower accounts receivable ($2.8 million), partially offset by higher inventories ($2.9 million). Cash flows from working capital increased for the nine months ended December 31, 2015, due primarily to lower accounts receivable ($9.6 million) and lower inventories ($1.5 million).
Cash flows provided by investing activities during the nine months ended December 31, 2016 were $4.8 million as compared with cash used of $97.9 million for the nine months ended December 31, 2015. Capital expenditures during the nine months ended December 31, 2016 were $7.0 million, an increase of $0.9 million as compared with the nine months ended December 31, 2015. Our capital expenditures are focused on capacity expansion, continuous improvement, automation and consolidation of manufacturing facilities. We are in the process of streamlining some manufacturing operations, including the consolidation of most of our lubricant and grease production into our Rockwall, Texas facility and the restructuring of our Strathmore operations. Our total capital expenditure requirements related to these activities are currently expected to be approximately $3 - $4 million during the fiscal year ending March 31, 2017, and may require additional capital expenditures in later periods. We acquired the assets of Strathmore for $68.9 million, Leak Freeze for $16.3 million and Deacon for $12.6 million during the nine months ended December 31, 2015.
Cash flows used in financing activities during the nine months ended December 31, 2016 were $41.6 million as compared with cash provided of $91.2 million for the nine months ended December 31, 2015. Cash outflows during the nine months ended December 31, 2016 resulted primarily from repayments on our Revolving Credit Facility (as discussed in Note 7). Cash inflows during the nine months ended December 31, 2015 resulted primarily from borrowings on our Revolving Credit Facility, which we used to repay amounts outstanding under the Strathmore Acquisition Term Loan and the RectorSeal Line of Credit and fund the acquisition of Leak Freeze, and a contribution of $13.0 million from Capital Southwest in connection with the Share Distribution.
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
Financing
Credit Facilities
See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness. We were in compliance with all covenants as of December 31, 2016.
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our indebtedness. These agreements are more fully described in Note 10 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the nine months ended December 31, 2016.
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
Variable Rate Indebtedness
We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of December 31, 2016, we had outstanding variable rate indebtedness of $2.8 million, after consideration of interest rate swaps. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At December 31, 2016, we had interest rate swap agreements that covered $44.0 million of the $46.8 million of our total outstanding indebtedness. At December 31, 2016 the unhedged variable rate indebtedness of $2.8 million had a weighted average interest rate of 2.52%. Each quarter point change in interest rates would result in a negligible change in our interest expense on an annual basis.
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
Foreign Currency Exchange Rate Risk
We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net losses associated with foreign currency translation of $1.5 million and $0.8 million for the three months ended December 31, 2016 and 2015, respectively, and $3.5 million and $2.1 million for the nine months ended December 31,

2016 and 2015, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of $0.5 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively, and $1.3 million and $(0.2) million for the nine months ended December 31, 2016 and 2015, respectively, which are included in other income (expense), net on our condensed consolidated statements of income.
Based on a sensitivity analysis at December 31, 2016, a 10% change in the foreign currency exchange rates for the three months ended December 31, 2016 would have impacted our net earnings by a negligible amount. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The disclosure contained in Note 13 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report is incorporated by reference into this “Item 1. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are named defendants in a number of lawsuits, including product liability claims that are insured, subject to applicable deductibles, certain other ordinary routine lawsuits incidental to our business, and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

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
There have been no material changes in the risk factors discussed in our 2016 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2016 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may arise in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Note 9 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program. Through December 31, 2016, no shares have been repurchased under this program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
October 1 - 31	4,096	(b)	$32.39	—	$35.0
November 1 - 30	—		—	—	35.0
December 1 - 31	7,303	(b)	$36.95	—	35.0
Total	11,399			—

(a)
On November 11, 2016, we announced that our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate market value of $35.0 million during a two-year period. The program may be limited or terminated at any time.

(b)	Represents shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting.

Item 6.	Exhibits.
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

CSW INDUSTRIALS, INC.

Date: February 13, 2017	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2017	/s/ Greggory W. Branning
Greggory W. Branning
Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

10.1	CSW Industrials, Inc. Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016.)*

10.2
Amended and Restated CSW Industrials, Inc. 2015 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 12, 2016.)*

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

+    Filed herewith
++    Furnished herewith
*    Management contracts and compensatory plans required to be filed as exhibits to this Quarterly Report on Form 10-Q.