Form 10-K
period 2017-03-31
CSW INDUSTRIALS, INC.
filed 2017-06-14
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the last sale price for the common stock as reported by the Nasdaq Global Select Market on September 30, 2016, the last business day of our most recently completed second fiscal quarter was approximately $508.9 million.
As of June 6, 2017, the latest practicable date, 15,890,054 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders scheduled to be held on August 15, 2017 is incorporated by reference into Part III hereof.

PART I

ITEM 1:	Business	1
ITEM 1A:	Risk Factors	8
ITEM 1B:	Unresolved Staff Comments	18
ITEM 2:	Properties	18
ITEM 3:	Legal Proceedings	18
ITEM 4:	Mine Safety Disclosures	18
PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
ITEM 6:	Selected Financial Data	21
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 8:	Financial Statements and Supplementary Data	33
ITEM 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	66
ITEM 9A:	Controls and Procedures	66
PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	69
ITEM 11:	Executive Compensation	69
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	69
ITEM 14:	Principal Accounting Fees and Services	69
PART IV

ITEM 15:	Exhibits, Financial Statement Schedules	69
SIGNATURES		69
Exhibit Index		70

EX-10.9
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 XBRL Instance Document
EX-101 XBRL Taxonomy Extension Schema
EX-101 XBRL Taxonomy Extension Calculation Linkbase Document
EX-101 XBRL Taxonomy Extension Definition Linkbase Document
EX-101 XBRL Taxonomy Extension Label Linkbase Document
EX-101 XBRL Taxonomy Extension Presentation Linkbase Document

PART I
Unless otherwise specified, or the context otherwise requires, the references in this Annual Report on Form 10-K for the year ended March 31, 2017 (“Annual Report”) to “our company,” “the Company,” “we,” “us,” “our” or “CSWI” refer to CSW Industrials, Inc. together with our wholly-owned subsidiaries.
ITEM 1: BUSINESS
Overview
We were incorporated in the State of Delaware on November 6, 2014 as a wholly owned subsidiary of Capital Southwest Corporation (“Capital Southwest”). We were formed solely for the purpose of effecting the distribution of our outstanding shares of common stock on a pro rata basis to holders of Capital Southwest common stock (the “Share Distribution”) and to become the owner of a group of manufacturing companies that were held by Capital Southwest prior to the Share Distribution. The Share Distribution was completed on September 30, 2015, resulting in CSWI becoming a standalone, publicly-traded company.
Our Company
We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across three business segments: Industrial Products; Coatings, Sealants & Adhesives; and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilation and air conditioning (“HVAC”) and refrigeration applications, coatings and sealants and high performance specialty lubricants. Markets that we serve include HVAC, industrial, rail, plumbing, architecturally-specified building products, energy, mining and other general industrial markets. Our operations are concentrated in the United States (“U.S.”), but we also have distribution sales in Australia, Canada and the United Kingdom (“U.K.”), and our products are sold directly or through designated channels in over 100 countries around the world, including: Australia, Brazil, Canada, China, Colombia, the Netherlands, Russia, South Africa, Sweden, the U.K. and the U.S.
Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. We believe that our industrial brands, such as RectorSeal No. 5® and KOPR-KOTE®, are well known in the specific industries we serve and have a reputation for high quality and reliability. Through organic growth and acquisitions, we believe that we are well positioned to offer our customers an increasingly broad portfolio of performance optimizing solutions. We have a successful record of making accretive acquisitions – in the last five fiscal years, we have completed 13 acquisitions for an aggregate purchase price of $193.7 million. We believe that there are further attractive acquisition opportunities available within the markets in which we operate.
We have a long history of providing high quality specialty chemicals, coatings, sealants and other products, accompanied by dependable service and attention to customer satisfaction. Our specialty lubricants were used on the excavation equipment for the Panama Canal in the late 1800s. We also have a long history of innovation. We believe that we were the first to develop a method for removing internal acid from air conditioning and refrigeration systems, pioneering the market for acid neutralizers. We partner with our customers to solve specific challenges, such as environment-friendly lubricants, which were specifically developed to provide high performance in rail applications combined with biodegradability and no eco-toxicity and to satisfy strict environmental requirements.
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
Sustainable Organic Revenue Growth and Operating Performance
We focus on end markets with strong growth trends, such as HVAC and construction. We also have a loyal customer base that recognizes the performance and quality of our products and solutions, including continuously evaluating the potential uses of existing products to broaden our market penetration. Further, our customer base is diverse – for the fiscal year ended March 31, 2017, no single customer represented 10% or more of our net revenues.
These factors have enabled us to generate strong margin performance. We are focused on improving our profitability through targeted investments to further optimize our manufacturing processes. For example, in our Coatings, Sealants & Adhesives segment, we are completing the process of consolidating the manufacturing of some of our coatings products into our Longview, Texas and Acworth, Georgia facilities in order to optimize capacity, improve efficiency and leverage technologies while enhancing product quality. Further, we continually look to refine our manufacturing processes in all of our manufacturing facilities to lower manufacturing costs, increase production capacity and improve product quality.
Stable Platform for Acquisitions with Proven Track Record
We believe that our experience in identifying, completing and integrating acquisitions is one of our core competitive strengths, as evidenced by the 35 acquisitions, which we have successfully completed since 1991. Since April 1, 2012, we have invested $193.7 million in acquisitions that either (1) added new products designed to service our existing end markets, or (2) provided an entry into new, complementary end markets where we can drive revenue growth and improved profitability. Historically, our acquisitions have been relatively small, lower-risk acquisitions of a product that we have identified as having the potential to benefit from our extensive distribution network and manufacturing efficiencies. We have also consummated larger acquisitions that complement our business model.
We completed one acquisition during the fiscal year ended March 31, 2017, and three acquisitions during the fiscal year ended March 31, 2016. Effective March 1, 2017, we acquired Greco Aluminum Railings, a leading manufacturer of high-quality engineered railing and safety systems for multi-family and commercial structures. Effective April 1, 2015, we acquired substantially all of the assets of Strathmore, a leading participant in the coatings market. Effective October 1, 2015, we acquired substantially all of the assets of Deacon Industries, Inc., a leading manufacturer of high temperature sealants and injectable packings. Effective December 15, 2015, we acquired substantially all of the assets of AC Leak Freeze, a leading manufacturer of original equipment manufacturer-safe air conditioning and refrigerant leak repair solutions.
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
Our Growth Strategy
We are focused on creating significant stockholder value over the long term by increasing our revenue, profitability and free cash flow through: (1) expanding the markets and uses for our existing products; and, (2) growing the portfolio of products we manufacture, market and sell through targeted acquisitions. We believe the key drivers of our growth include:
Benefits Resulting from the Share Distribution
Historically, our operating companies functioned as independent companies with discrete strategies and capital structures. The Share Distribution has allowed us, as an independent, standalone company, to pursue a strategy focused on rationalizing our organizational structure and management around our three business segments. We expect this strategy to enable us to realize cost and operational synergies, implement best practices across our operations, cross-sell product offerings and, as a result, grow our market share and increase our profitability.
Additionally, we believe our integrated structure allows us to more effectively allocate capital across our three business segments, enabling more efficient financing of operations and planned growth.

Leveraging Existing Customer Relationships and Products and Solutions
We expect to drive revenue growth by leveraging our reputation for providing high quality products to our long-standing customer base. Our team of sales representatives, engineers and other technical personnel continues to proactively collaborate with our distributors and end users to enhance and adapt existing products and solutions to meet evolving customer needs. In addition, we seek to leverage our existing customer base to cross-sell our products and solutions across our three business segments, thereby driving organic growth.
Focused Acquisitions that Leverage our Distribution Channels
While we are focused on improving our existing products and penetrating new markets with these products, we expect to continue to identify and execute acquisitions that will broaden our portfolio of products and offer attractive risk-adjusted returns. We primarily focus on commercially proven products and solutions that would benefit from a broader distribution network and are attractive to our customers in target end markets. Once acquired, our intent is to utilize our extensive distribution networks to increase revenue by selling those products to our diversified customer base.
Operational Excellence
We focus on operational excellence in all aspects of our business, with the end goals of improved efficiencies and increased profitability. We continue to expand improvement initiatives and information sharing across our operating platform. Since the Share Distribution, we have identified approximately $10 million in annual savings, driven primarily by facility consolidations and our global procurement initiatives. Across the organization, we generated approximately $2 million in net annual savings in Fiscal 2017 through our procurement programs. Manufacturing footprint optimization, including the consolidation of our lubrication and grease manufacturing during the fiscal year ended March 31, 2017, is expected to generate approximately $5 million in annual savings in our Specialty Chemicals segment. We achieved approximately $3 million of the Specialty Chemicals segment savings during the fiscal year ending March 31, 2017, and full run-rate savings are expected to be achieved during the fiscal year ending March 31, 2018. Additionally, we are completing the process of consolidating the manufacturing of some of our coatings products into our Longview, Texas and Acworth, Georgia facilities in order to optimize capacity and improve efficiency, which we expect to generate approximately $2 million in annual run rate savings over the next 18 months in our Coatings, Sealants & Adhesives segment. See Note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” (“Item 8”) of this Annual Report for financial and other information regarding our acquisitions.
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
Intellectual Property
We own a number of trademarks and patents relating to the names and designs of our products. We consider our trademarks and patents to be valuable assets of our business. In addition, our pool of proprietary information, consisting of know-how and trade secrets related to the design, manufacture and operation of our products, is considered particularly valuable. Accordingly, we take proactive measures to protect such proprietary information. In aggregate, we own the rights to the products that we manufacture and sell and are not materially encumbered by licensing or franchise agreements. Our trademarks can typically be renewed indefinitely as long as they remain in use, whereas our existing patents generally expire 10 to 20 years from the dates they were filed, which has occurred at various times in the past. We do not believe that the expiration of any individual patent will have a material adverse impact on our business, financial condition or results of operations.
Export Regulations
We are subject to export control regulations in countries from which we export products and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. If the controls of a particular country apply, the level of control generally depends on the nature of the goods and services in question. Where controls apply, the export of our products generally requires an export license or authorization (either on a per-product or per transaction basis) or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements. See Note 17 to our consolidated financial statements included in Item 8 of this Annual Report for financial and other information regarding our operations on a geographical basis.
Environmental Regulations
Our operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, labor and health and safety matters. Management believes that our business is operated in material compliance with all such regulations. To date, the cost of such compliance has not had a material impact on our capital expenditures, earnings or competitive position or that of our operating subsidiaries. Despite the existence of policies, practices and procedures to prevent and mitigate risks, violations may occur in the future as a result of human error, equipment failure or other causes. Further, we cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by us and could have a material impact on our business, financial condition and results of operations.
Employees
As of March 31, 2017, we employed approximately 750 individuals. Of these employees, 27 are represented by unions. We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions. No unionized facility accounted for more than 10% of our consolidated revenues for the year ended March 31, 2017.
Available Information
We maintain an Internet web site at www.cswindustrials.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) are made available free of charge through the “Investors” section of our Internet website as soon as reasonably practicable after we electronically file the reports with, or furnish the reports to, the U.S. Securities and Exchange Commission (“SEC”).
We also make available free of charge on our website our Corporate Governance Guidelines and Code of Business Conduct and Ethics, as well as the charters of our Audit Committee, our Compensation and Talent Development Committee and our Nominating / Corporate Governance Committee. You may access these documents in the “Corporate Governance” section on the “Investors” page of our website.

Business Segments
We operate in three business segments: Industrial Products; Coatings, Sealants & Adhesives; and Specialty Chemicals. The table below provides an overview of these business segments. For financial information regarding our segments, see Note 17 to our consolidated financial statements included in Item 8 of this Annual Report.

Business Segment	Principal Product Categories	Key End Use Markets	Representative Industrial Brands
Industrial Products
•      Specialty mechanical products
•      Fire and smoke protection products
•      Architecturally-specified building products
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

Product Types	Brand Names
Specialty Mechanical Products
• condensate switches, traps and pans	• Airtec®
• line set covers	• Clean Check®
• condensate removal pumps and equipment mounting brackets	• EZ Trap®
• air diffusers for use by professional air conditioning contractors	• Fortress®
• tamper resistant locking refrigerant caps	• Goliath® Pans
• ductless mini-split systems installation support tools	• G-O-N®
• drain waste and vent systems mechanical products	• Hubsett™
• decorative roof drain downspout nozzles	• Magic Vent®
• wire pulling head tools	• Mighty Bracket™
• Novent®
• Safe-T-Switch®
• Slim Duct™
• SureSeal®
• Titan™ Pans
• Wire Grabber™

Fire and Smoke Protection Products
• fire-rated and smoke-rated opening protective systems	• Smoke Guard®

Architecturally-Specified Building Products
• expansion joint covers	• Balco®
• fire barriers	• DuraFlex™
• specialty silicone seals	• Greco™
• stair nosings	• llumiTread™
• partition closure systems	• MetaBlock™
• entrance mats and grids	• MetaFlex™
• photoluminescent egress markings and signage	• MetaGrate™
• trench and access covers	• MetaMat™
• architectural grating	• Michael Rizza™
• engineered railing	• UltraGrid™

Storage, Filtration and Application Equipment
• lubrication application and management systems	• Air Sentry®
• storage and filtration devices	• Guardian®
• Oil Safe®
• Whitmore Rail™
New Product Development – Customer experience is a core competency in our Industrial Products segment. We gather "voice of the customer" market research through organized focus groups and online surveys, as well as through less formal channels. Ideas for new products or enhancements to existing products are also generated by our relationships with end users, independent sales representatives, distributors and our internal sales and marketing team. We also actively monitor the competitive landscape using a variety of methods. We develop new products and modify existing products in our research and development (“R&D”) labs in Houston, Texas; Rockwall, Texas; Boise, Idaho; Wichita, Kansas; and Windsor, Canada.
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

Customers – Our primary customers for specialty mechanical products are plumbing, HVAC and electrical wholesalers and distributors. Some of these are local single location distributors, but many are regional or national in scope with hundreds of locations. The majority of these products are sold domestically; however, a small portion is sold internationally through similar channels, and a small number of OEMs purchase these products directly. Fire and smoke protection products are sold through local building products distributors who also perform installations and service. Architecturally-specified building products are sold primarily through a network of distributors. Storage, filtration and application products are marketed and sold worldwide through a service-intensive distribution network.
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

Product Types	Brand Names
• high performance coatings designed to increase the reliability, performance	• Bio Fireshield™
and lifespan of industrial equipment	• Deacon®
• engineered specialty thread sealants designed to seal and secure metal	• KATS® Coatings
• specialty sealants for high temperature applications	• Metacaulk®
• solvent cements and fire stop caulks	• Railplex®
• RectorSeal No. 5®
• Stratholiner™
• T Plus 2®
• Tru-Blu™
New Product Development – We generate new ideas for products or enhancements to existing products through our strong customer and industry knowledge and focus on delivering value to our customers. We develop new and modified products and services that improve the performance of our products, the application of our products, or make it easier for our customers to operate more efficiently. We also actively monitor the competitive landscape through a variety of methods. New products are developed and existing products are modified in our R&D labs in Syracuse, New York; Houston, Texas; and Rockwall, Texas.
Competition – The competitive environment for products in our Coatings, Sealants & Adhesives segment is varied. For coatings, competitors include the industrial paint divisions of Sherwin Williams, PPG Industries, Valspar Corporation and Akzo Nobel, as well as other coatings companies such as Carboline, Hempel, Jotun and smaller regional coatings producers. Competitors of our sealants and adhesives products include Dow Corning Corporation, Henkel, 3M Company, Specified Technologies Inc and Hilti. We compete primarily on the basis of product differentiation, superior performance, quality and customer-centric service.
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

Product Types	Brand Names
• railroad track lubricants, conditioners and positive friction consumables	• AC Leak Freeze®
• oil field anti-seize products for drilling and conveyance piping	• BioRail®
• open gear specialty lubricants for heavy equipment	• Decathlon™
• specialty lubricants for various industrial applications	• Envirolube®
• water well treatment products and services	• Gearmate®
• chemical sealants to stop air-conditioning refrigerant leaks	• KOPR-KOTE®
• Medallion™
• Paragon™
• Rail Armor®
• Run-N-Seal®
• Sterilene™
• Surtac®
• TOR Armor®
• Unicid™
• Well-Guard®
• Whitcam®
New Product Development – We develop relationships with end-users and channel partners to understand existing and new operating conditions where technical innovation or enhancement is needed. For example, these relationships have generated innovation in the areas of modifying existing lubrication products to operate in arctic conditions or modifying an existing product for use in an application where salt water may be present. The development teams located in Rockwall, Texas and Houston, Texas are also actively defining new end markets for product use and penetration.
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
Customers – Specialty Chemicals products are primarily sold through value-added distribution partners, as well as maintenance and repair operations or catalog channels. Specialty Chemicals provides both market-specific and product line-specific training to both the distribution partners and potential end users. Our specialists often visit end users with our distribution partners to advise on critical application issues, which enhances our ability to both “pull” demand from the end-user and “push” demand to the distributor partner.
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

In addition, competition among producers of certain specialty chemicals products is intense. Increased competition from existing or newly-developed chemical products may reduce demand for our products in the future, and our customers may decide on alternate sources to meet their requirements. If we are unable to successfully compete with other producers or if other products can be successfully substituted for our products, our sales may decline.
Challenging and volatile conditions in the overall economy, particularly in the U.S. but also globally, and in the capital, credit and commodities markets could materially adversely affect our financial position, results of operations and cash flows.
Our financial position, results of operations and cash flows could be materially adversely affected by difficult global economic conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. Challenging and volatile conditions in the U.S. and globally could affect our business in a number of ways. For example:

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
The enhancement and extension of our existing products to broaden the market and uses of our existing products is a key driver of our growth, particularly in our Coatings, Sealants & Adhesives segment. However, developing those product enhancements and extensions can be a costly, lengthy and uncertain process, and it is difficult to predict the commercial success of those products.
A failure to develop commercially successful products or product enhancements or to identify product extensions could materially adversely affect our financial results. If our attempts to develop or enhance products is unsuccessful, we may be unable to recover our development costs, which could have an adverse effect on our business and results of operations. In addition, our inability to enhance or develop products that are able to meet the evolving needs of our customers, including a failure to do so that results in our products lagging those of new or existing competitors, could reduce demand for our products and may have a material adverse effect on our business and results of operations.
The cyclical nature of certain end markets that our business serves can cause significant fluctuations in our results of operations and cash flows.
The cyclical nature of the supply and demand balance of certain end markets that we serve, including the energy and mining industries, poses risks to us that are beyond our control and can affect our operating results. These markets are highly competitive; are driven to a large extent by end-use markets; and may experience overcapacity, all of which may affect demand for and pricing of our products and result in volatile operating results and cash flows over our business cycle. Future growth in product demand may not be sufficient to utilize current or future capacity. Excess industry capacity may continue to depress our volumes and margins on some products. Our operating results, accordingly, may be volatile as a result of excess industry capacity, as well as from rising energy and raw materials costs.
Continued weakness in the energy industry may adversely affect certain segments of our end market customers and reduce our sales and results of operations.
Some of our customers are impacted by the continued weakness in the energy industry. This means our operations and earnings may be significantly affected by changes in oil, gas and petrochemical prices and drilling activities. Oil, gas, petrochemical and product prices and margins in turn depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity.
If we are not able to successfully execute and realize the expected financial benefits from our strategic restructuring and other integration and cost-saving initiatives, our business could be adversely affected.
In August 2016, we announced a strategic manufacturing footprint rationalization initiative in the Coatings, Sealants & Adhesives segment, intended to reduce our cost structure and drive more efficient operations. This initiative involves making structural changes in our domestic manufacturing footprint through consolidation of product manufacturing, reducing our workforce, and further selling, general and administrative expense reductions. Additionally, we have been in the process of consolidating certain other manufacturing facilities in a broader effort to streamline and rationalize our manufacturing processes as we integrate our operations. As an example, we recently consolidated the production of all lubricant and grease products manufactured in one of our Houston, Texas facilities to our Rockwall, Texas facility in order to optimize capacity and efficiency.
While we expect meaningful financial benefits from our strategic restructuring and other cost-saving initiatives, we may not realize the full benefits that we currently expect within the anticipated time frame. Adverse effects from restructuring activities could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Additionally, our ability to fully realize the benefits and implement the restructuring program may be limited by certain contractual commitments. Moreover, because such expenses are difficult to predict, we may incur substantial expenses in connection with the execution of our restructuring plans in excess of what is currently forecasted. Further, restructuring activities are a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.
If these measures are not successful or sustainable, we may undertake additional restructuring and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected, and we could experience business disruptions with customers and elsewhere if our restructuring efforts prove ineffective.
We rely on independent distributors as a channel to market for many of our products. Termination of a substantial number of our distributor relationships or an increase in a distributor's sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We depend on the services of domestic and international independent distributors to sell our products and, in many cases, provide service and aftermarket support to end users of our products, particularly within our Industrial Products and Specialty Chemicals segments. Rather than serving as passive conduits for delivery of products, our distributors play a significant role in determining which of our products are available for purchase by contractors to service our customers. While the use of distributors expands the reach and customer base for our products, the maintenance and administration of distributor relationships is time consuming. Additionally, in certain international jurisdictions, distributors are conferred certain legal rights that could limit our ability to modify or terminate distribution relationships. Many of the distributors with whom we transact business also offer competitors’ products and services to our customers. The loss of a substantial number of our distributors, or an increase in the distributors’ sales of our competitors’ products to our customers, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
We use third parties to manufacture certain of our products. To the extent that we rely on third parties to perform these functions, we will not be able to directly control product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products, increase manufacturing, assembly, testing or other costs or diminish our brand recognition or relationships with our customers. If a contract manufacturer experiences capacity constraints or financial difficulties, suffers damage to its facilities, experiences power outages, natural disasters, labor shortages or labor strikes, or any other disruption of assembly or testing capacity, we may not be able to obtain alternative manufacturing in a timely manner or on commercially acceptable terms.
We may not be able to consummate acquisitions at our historical rate and at appropriate prices, which could negatively impact our growth rate and stock price.
As part of our business strategy, we acquire businesses in the ordinary course, some of which may be material; please see “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report for additional information. Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify, successfully acquire and integrate businesses at accretive valuations and realize anticipated synergies. Our inability to do so could adversely impact our growth rate and our stock price. Our ability to implement our inorganic growth strategy will be limited by our ability to identify appropriate acquisition candidates, which are difficult to identify for a number of reasons, including high valuations and competition among prospective buyers. Covenants in our credit agreement and our financial resources, including available cash and borrowing capacity, will also limit our ability to consummate acquisitions, which may require additional debt financing, resulting in higher leverage and an increase in interest expense. Changes in accounting or regulatory requirements could also adversely impact our ability to consummate acquisitions.
Our acquisition and integration of businesses could negatively impact our financial results.
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

•	we could experience difficulty in integrating financial and other controls and systems;

•	we may lose key employees or customers of the acquired company;

•	we may assume liabilities that are unknown or for which our indemnification rights are insufficient, or known or contingent liabilities may be greater than anticipated; and

•
conforming the acquired company’s standards, process, procedures and controls, including accounting systems and controls, with our operations could cause internal control deficiencies related to our internal control over financial reporting or exposure to regulatory sanctions resulting from the acquired company’s activities.

Our relationships with our employees could deteriorate, which could adversely affect our operations.
As a manufacturing company, we rely on a positive relationship with our employees to produce our products and maintain our production processes and productivity. As of March 31, 2017, we had approximately 750 full-time employees, of which 27 were subject to collective bargaining agreements. If our workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted, or we could experience higher labor costs. In addition, if significant portions of our employees were to become unionized, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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
We and many of our customers are subject to various national, state and local laws, rules and regulations. Changes in any of these areas could result in additional compliance costs, seizures, confiscations, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products.
In addition, we benefit from certain regulations, including building code regulations, which require the use of products that we and other manufacturers sell. For example, certain environmental regulations may encourage the use of more environmentally friendly products, such as some of the lubricants and greases that we manufacture. If these regulations were to change, demand for our products could be reduced and our results of operations could be adversely affected.
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
After becoming a public company in 2015, we assumed significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to design, implement or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements and harm our operating results. In addition, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.
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
Our business relies heavily on trademarks, trade secrets, other intellectual property and proprietary information, and our failure or inability to protect our rights could harm our competitive position with respect to the manufacturing and sale of some of our products.
Our ability to protect and preserve our trademarks, trade secrets and other intellectual property and proprietary information relating to our business is an important factor to our success. However, we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or from independently developing intellectual property and other proprietary information that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the U.S. In addition, because certain of our products are manufactured by third parties, we have shared some of our intellectual property with those third parties. There can be no guarantee that those third parties, some of whom are located in jurisdictions where intellectual property risks may be more pronounced, will comply with contractual commitments to preserve and protect our intellectual property.
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
Our operations are conducted in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed, besides the U.S. dollar, are primarily the Canadian dollar, the British pound and the Australian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. Because many of our raw material costs are determined with respect to the U.S. dollar rather than these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.
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
Risks Relating to our Separation from Capital Southwest
The historical combined financial information included in this Annual Report is not necessarily representative of the results we would have achieved as a standalone, publicly traded company and may not be a reliable indicator of our future results.
The Company began operating as a standalone, publicly traded Company on October 1, 2015. The historical combined financial information included in this Annual Report for periods prior to October 1, 2015 reflects historical financial information of our wholly-owned subsidiaries and does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a standalone, publicly traded company during the periods presented or that we may achieve in the future. For example, historical combined financial information reflects allocations of expenses for services historically provided by Capital Southwest, and those allocations may be different than the comparable expenses we would have incurred as a standalone company. Additionally, the historical combined financial information does not reflect the changes that have and will occur in our cost structure, management, financing arrangements and business operations related to being an independent, publicly traded company, as well as other changes as we transition to an integrated industrial manufacturing company.
We may not be able to successfully integrate our operations in a timely manner.
Prior to the Share Distribution, our operating companies functioned independently. We are in process of integrating the separate businesses, technologies, organizations, procedures, policies and operations of our subsidiaries into an integrated industrial manufacturing company, which is necessary to fully realize the expected results of the Share Distribution. The integration process may prove to be more complex and time-consuming and require substantially more resources and effort than currently anticipated, which could have a material adverse effect on us and our operations, relationships with market participants, employees, regulators and others.
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
If the Share Distribution ultimately is determined to be taxable, it could expose Capital Southwest and its shareholders to significant U.S. federal income tax liabilities. We have agreed not to enter into any transaction that could cause any portion of the Share Distribution to be taxable to Capital Southwest, including under Section 355 of the Code. Pursuant to the Tax Matters Agreement, we have also agreed to indemnify Capital Southwest for any tax liabilities resulting from such transactions, and Capital Southwest has agreed to indemnify us for any tax liabilities resulting from such transactions entered into by them. These obligations may discourage, delay or prevent a change of control of our Company
Our ability to engage in certain corporate transactions is limited in the near term.
Our ability to engage in significant equity transactions has been restricted in order to preserve the tax-free status of the Share Distribution to Capital Southwest for U.S. federal income purposes, and we expect this restriction will continue through October 2017. Even if the Share Distribution otherwise qualifies for tax-free treatment to Capital Southwest’s shareholders under the Code, it may be taxable to Capital Southwest if 50% or more, by vote or value, of the shares of our common stock or Capital Southwest’s common stock are acquired or issued as part of a plan or series of related transactions that includes the Share Distribution. For this purpose, any acquisitions or issuances of Capital Southwest’s common stock within two years before the Share Distribution, and any acquisitions or issuances of our common stock or Capital Southwest’s common stock within two years after the Share Distribution, generally are presumed to be part of such a plan, although we or Capital Southwest may be able to rebut that presumption. If an acquisition or issuance of shares of our common stock or Capital Southwest’s common stock triggers the application of the Code, Capital Southwest would recognize a taxable gain as a result of the Share Distribution to the extent the fair market value of our common stock exceeds Capital Southwest’s tax basis in our common stock at the time of the Share Distribution.
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

Location	Use	Segment	Square Footage	Owned/Leased
Acworth, Georgia	Manufacturing	Coatings, Sealants & Adhesives	25,000	Owned
Boise, Idaho	Manufacturing, Office and R&D	Industrial Products	40,800	Leased
Fall River, Massachusetts	Manufacturing	All	140,200	Leased
Houston, Texas	Manufacturing and Office	All	253,900	Owned
Longview, Texas	Manufacturing	Coatings, Sealants & Adhesives	53,200	Owned
Oklahoma City, Oklahoma	Manufacturing	Industrial Products	30,600	Owned
Rockwall, Texas	Manufacturing, Office, R&D and Warehouse	All	227,600	Owned
Wichita, Kansas	Manufacturing	Industrial Products	42,800	Owned
Windsor, Ontario, Canada	Manufacturing, Office and R&D	Industrial Products	42,000	Leased
We believe that our facilities are adequate for our current operations. We may endeavor to selectively reduce or expand our existing lease commitments as circumstances warrant. See Note 7 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding our operating lease obligations.
ITEM 3: LEGAL PROCEEDINGS
We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our operating companies. We are not currently a party to any legal proceedings that, individually or in the aggregate, are expected to have a material effect on our business, financial condition, results of operations or financial statements, taken as a whole.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares began “when issued” trading on the Nasdaq Global Select Market on September 16, 2015. “Regular way” trading on the Nasdaq Global Select Market began on October 1, 2015. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by Nasdaq:

	High	Low
Fiscal year ended March 31, 2016:
Second quarter (September 16, 2015 – September 30, 2015)	$38.00	$23.20
Third quarter (October 1, 2015 – December 31, 2015)	$39.96	$30.25
Fourth quarter (January 1, 2016 – March 31, 2016)	$37.75	$27.84
Fiscal year ended March 31, 2017:
First quarter (April 1, 2016 – June 30, 2016)	$35.96	$30.03
Second quarter (July 1, 2016 – September 30, 2016)	$34.86	$30.76
Third quarter (October 1, 2016 – December 31, 2016)	$39.25	$29.25
Fourth quarter (January 1, 2017 – March 31, 2017)	$41.85	$34.59
Holders
As of June 6, 2017, there were approximately 475 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
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
Issuer Purchases of Equity Securities
Note 9 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase program. Through March 31, 2017, no shares have been repurchased under this program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
January 1 - 31	206	(b)	$37.10	—	$35.0
February 1 - 28	573	(b)	37.10	—	35.0
March 1 - 31	280	(b)	36.27	—	35.0
	1,059			—
(a) On November 11, 2016, we announced that our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate market value of $35.0 million during a two-year period. The program may be limited or terminated at any time.
(b) Represents shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting.

Stock Performance Chart
The following graph compares the cumulative total shareholder return on our common stock from October 1, 2015 through March 31, 2017 compared with the Standard & Poor's ("S&P") Small Cap 600 Index, the Russell 2000 Index and a composite custom peer group, selected on an industry basis. During the fiscal year ended March 31, 2017, CSWI was added to the Russell 2000 index. CSWI was not included in any indices during the fiscal year ended March 31, 2016. In the future, we will discontinue presentation of S&P Small Cap 600 Index. The graph assumes that $100 was invested at the market close on October 1, 2015 and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The custom peer group consists of the following:

Astec Industries	Futurefuel Corp.	Landec Corp	Omnova Solutions
Chase Corp.	Gorman-Rupp Company	Littelfuse, Inc.	Orbotech Ltd.
Columbus McKinnon Corp	Innospec Inc.	LSB Industries	Quaker Chemical
CTS Corp.	Koppers Holdings	Methode Electronics, Inc.	Tredegar Corp.
Flotek Industries, Inc.	Kraton Performance Polymers	NN, Inc.	WD-40 Company
This graph is furnished and not filed with the SEC. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Exchange Act that incorporate future filings made by us under those statutes, the stock performance graph below is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

ITEM 6: SELECTED FINANCIAL DATA

	Fiscal Years Ended March 31,
(Amounts in thousands, except per share data)	2017	2016	2015	2014	2013
RESULTS OF OPERATIONS	(a)	(b) (c)	(c)	(c)	(c)
Revenues, net	$327,084	$319,831	$261,834	$231,713	$199,094
Gross profit	133,837	147,864	126,425	112,086	94,582
Operating expenses	(111,356)	(100,378)	(82,391)	(74,173)	(62,335)
Operating income	22,481	47,486	44,034	37,913	32,247
Interest income (expense), net	(2,695)	(3,035)	(611)	(131)	74
Provision for income taxes	(10,473)	(18,754)	(15,223)	(12,794)	(10,707)
Net income	11,071	25,471	29,705	24,732	22,513
Net income per diluted share	0.70	1.62	1.90	1.58	1.44
FINANCIAL CONDITION
Working capital	$108,547	$123,958	$93,774	$90,884	$77,196
Total assets	397,664	392,260	286,521	277,820	236,521
Total debt	73,207	89,682	26,704	45,097	23,348
Retirement obligations and other liabilities	14,844	13,566	30,255	12,233	12,070
Total equity	272,438	258,010	204,601	196,186	176,522

(a)
Results of operations in the fiscal year ended March 31, 2017 included costs of $12.8 million resulting from restructuring and realignment initiatives, resulting in a reduction of after tax net earnings of $6.6 million.

(b)
Results of operations in the fiscal year ended March 31, 2016 included costs of $8.0 million resulting from restructuring and realignment initiatives, resulting in a reduction of after tax net earnings of $5.2 million.

(c)
We began operations on September 30, 2015 as a result of the Share Distribution discussed in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report. The financial position, results of operations and cash flows for periods prior to September 30, 2015 represent the combined financial information of our wholly-owned subsidiaries contributed to us as a result of the Share Distribution. The financial statements for periods prior to the Share Distribution may not include all of the expenses that would have been incurred had our wholly-owned subsidiaries been operating as separate publicly-traded (“standalone”) companies during those periods and may not reflect the consolidated results of operations, financial position, and cash flows as a standalone company during all periods presented.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the “Forward-Looking Statements” included in this Annual Report on Form 10-K for the year ended March 31, 2017 (“Annual Report”) for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.
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
Our Company
We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across three segments: Industrial Products; Coatings, Sealants and Adhesives; and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. CSWI delivers products and systems that help contractors do their jobs better, faster and easier; make buildings safer and more aesthetically pleasing; protect valuable assets from corrosion; and improve the reliability of mission critical equipment. Our products include mechanical products for heating, ventilation and air conditioning (“HVAC”) and refrigeration applications, coatings and sealants and high performance specialty lubricants. Markets that we serve include HVAC, industrial, rail, plumbing, architecturally-specified building products, energy, mining and other general industrial markets. Our operations are concentrated in the U.S., and we have operations in Australia, Canada and the United Kingdom. Our products are also sold directly or through designated channels both domestically and internationally.
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
Prior to the Share Distribution, our operating companies operated as separate businesses. The consolidated financial statements included in this Annual Report include all revenues, costs, assets and liabilities directly attributable to the businesses discussed above. However, the combined financial statements for periods prior to the Share Distribution may not include all of the expenses that would have been incurred had the businesses been operating as separate publicly traded (“standalone”) companies during those periods. We expect to incur capital costs in the next few years to further integrate our operations, including the further consolidation of some of our manufacturing facilities and operational improvement initiatives. As a result of these efforts, we expect to generate sales synergies through greater cross-selling opportunities and expansion of product line applications and generate cost synergies through operating more efficiently and effectively. We also expect to incur additional costs as a result of being a public company, such as additional employee-related costs, costs to build out certain standalone corporate functions, information systems costs and other organizational-related costs.
We believe that our broad portfolio of products and markets served and our brand recognition will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance and overall global economic uncertainty. During the year ended March 31, 2017, we experienced headwinds caused by spending declines at many of our customers in the energy, mining and rail end markets as they adjusted to weakened demand in response to lower market prices for crude oil, gas, coal and other natural resources. These headwinds also indirectly impacted general industrial end markets that we serve. We expect that the current energy environment will persist into the next fiscal year. We continued to experience strong sales growth in other key end markets such as HVAC, where our innovative chemical and mechanical products have increased market penetration, and architecturally specified building products, where our innovative smoke curtain products have increased market penetration and where we are currently benefiting from a robust commercial construction cycle.
Our Markets
The following discussion should be read in conjunction with the “Outlook for Fiscal Year 2018” section included below.

HVAC
The HVAC market is our largest market served and it represented approximately 27% and 24% of our net sales in the fiscal years ended March 31, 2017 and 2016, respectively. We provide an extensive array of products for repair and maintenance of HVAC systems that includes our largest product family, consisting of condensate switches, as well as condensate pans, air diffusers, condensate pumps, refrigerant caps, line set covers and other chemical and mechanical products. The industry is driven by new construction projects, as well as replacement and repair of existing HVAC systems. New HVAC systems are heavily influenced by macro trends in building construction. The HVAC market tends to be seasonal with the peak sales season beginning in March and continuing through August. Construction and repair is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to such contractors. For the fiscal year ending March 31, 2018, we anticipate growth in the HVAC market to be stronger than the gross domestic product, but lower than recent historical growth due to the installation of new HVAC units in the U.S. growing at a slower rate than prior years.
Architecturally-Specified Building Products
Architecturally-specified building products represented approximately 22% and 18% of our net sales in the fiscal years ended March 31, 2017 and 2016, respectively. We manufacture and sell products such as expansion joints, stair nosings, engineered railings and smoke and fire protection systems for large commercial buildings and parking garages. Sales of these products are driven by architectural specifications and safety codes, and the sales process is typically long as these are multi-year construction projects. International expansion is driving revenues in this end market as larger buildings are being designed and built, as well as refurbished and retrofitted. The construction market is a key driver for sales of architecturally-specified building products plus recent acquisitions and our outlook for growth in new construction is stronger than the gross domestic product in the fiscal year ending March 31, 2018.
Industrial
The industrial end market represented approximately 20% and 20% of our net sales in the fiscal years ended March 31, 2017 and 2016, respectively. The industrial end market includes customers who manufacture chemicals, steel equipment and a wide variety of materials. We include sales of industrial coatings, lubricants and breathers, as well as various other industrial products in the industrial end market. We serve this market primarily through a network of industrial distributors. We expect our sales into this market in the fiscal year ending March 31, 2018 to grow slightly higher than the gross domestic product due to our innovative technologies.
Rail
The rail market represented approximately 10% and 17% of our net sales in the fiscal years ended March 31, 2017 and 2016, respectively. We provide an array of products into the rail industry, including lubricants and lubricating devices for rail lines, which increase efficiency and reduce noise for and extend the life of rail cars, and coating of tank cars and locomotives. We leverage our technical expertise to build relationships with key decision-makers to ensure that our products meet required specifications. The rail industry is driven by the transportation of natural resources, including coal and petrochemical products, and has experienced slowdowns as a result of declines in the mining and energy markets, which in turn, has resulted in a reduction in rail miles traveled and reduced production of new tank cars. For the fiscal year ending March 31, 2018, we anticipate ongoing challenges in the rail industry as it continues to be impacted by the mining and energy markets and due to the increased use of natural gas, which is transported by pipeline, for domestic power generation, and we will continue to evaluate alternative markets to drive sales diversification.
Plumbing
The plumbing market represented approximately 10% and 9% of our net sales in the fiscal years ended March 31, 2017 and 2016, respectively. We provide many products to the plumbing industry including thread sealants, solvent cements, fire-stopping products, condensate switches and trapguards, as well as other mechanical products. Installation is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to contractors. We are not anticipating any significant changes in the overall plumbing market in the fiscal year ending March 31, 2018.
Energy
The energy market represented approximately 6% and 7% of our net sales in the fiscal years ended March 31, 2017 and 2016, respectively. We provide market-leading lubricants and anti-seize compounds, as well as greases, for use in maintenance of oilfield drilling equipment. We also provide coatings to the energy industry for storage tanks, drum containers and general refinery maintenance. The outlook for the energy industry is heavily dependent on the demand growth from both mature markets and developing geographies. We believe increased crude oil supply resulted in the significant decline in the price of oil beginning in the fourth quarter of 2014, and we believe that fluctuating oil prices could continue to negatively impact upstream energy investment most acutely, and impact mid-stream and downstream investment to a lesser extent. We do not expect significant improvement in the demand for our products used in oil and gas drilling applications in the fiscal year ending March 31, 2018.
Mining
The mining market represented approximately 3% and 3% of our net sales in the fiscal years ended March 31, 2017 and 2016, respectively. We provide market-leading lubricants to open gears used in large mining excavation equipment, primarily through our distribution network. The mining industry has experienced headwinds recently due to reduced coal prices, which is caused by lower oil and gas prices. We are not anticipating a significant improvement in market conditions for the mining industry in the fiscal year ending March 31, 2018.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our consolidated results of operations and results for each of our segments.
The acquisitions listed below impact comparability:

Acquisition	Effective Date	Segment
Greco	February 28, 2017	Industrial Products
Leak Freeze	December 16, 2015	Specialty Chemicals
Deacon	October 1, 2015	Coatings, Sealants & Adhesives
Strathmore	April 2, 2015	Coatings, Sealants & Adhesives
The operations of each acquired business have been included in the applicable segment since the effective date of the acquisition. All acquisitions are described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.
Throughout this discussion, we refer to costs incurred related to “restructuring and realignment.”  These costs represent both restructuring and non-restructuring charges incurred as a result of manufacturing footprint optimization activities, including those activities described in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
Net Revenues

	Fiscal Years Ended March 31,
(amounts in thousands)	2017	2016	2015
Revenues, net	$327,084	$319,831	$261,834
Net revenues for the fiscal year ended March 31, 2017 increased $7.3 million, or 2.3%, as compared with the fiscal year ended March 31, 2016, including $5.1 million related to acquisitions. Excluding the impact of acquisitions, increased sales volumes of both existing products and new products, particularly into the HVAC ($11.8 million), architecturally-specified building products ($8.1 million) and plumbing ($2.3 million) markets, were mostly offset by decreased sales into the energy and rail (combined $17.2 million) and mining ($2.4 million) markets.
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
Net revenues into the Americas, Europe, Middle East and Africa, and Asia Pacific represented approximately 90%, 6%, and 4% of net revenues, respectively, for the fiscal year ended March 31, 2017, 89%, 7%, and 4% of net revenues, respectively, for the fiscal year ended March 31, 2016 and 84%, 9%, and 7% of net revenues, respectively, for the fiscal year ended March 31, 2015. The increase in net revenue into the Americas for the fiscal year ended March 31, 2016 as compared with the prior period is attributable to the acquisition of Strathmore, whose customers are generally U.S.-based. The presentation of net revenues by geographic region is based on the location of the customer. For additional information regarding net revenues by geographic region, see Note 17 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” (“Item 8”) of this Annual Report.

Gross Profit and Gross Profit Margin

	Fiscal Years Ended March 31,
(amounts in thousands, except percentages)	2017	2016	2015
Gross profit	133,837	147,864	126,425
Gross profit margin	40.9%	46.2%	48.3%
Gross profit for the fiscal year ended March 31, 2017 decreased $14.0 million, or 9.5%, as compared with the fiscal year ended March 31, 2016, net of $2.7 million related to acquisitions. Gross profit margin for the fiscal year ended March 31, 2017 of 40.9% decreased from 46.2% for the fiscal year ended March 31, 2016. The decrease was attributable to continued profitability challenges for products sold into the rail and energy markets, restructuring and realignment charges ($7.4 million), a pension plan curtailment benefit in the prior year that did not recur ($2.7 million), write-offs of inventory ($2.1 million), increased freight ($0.9 million), increased other post-retirement benefits following the freeze of the pension plan ($0.8 million) and a sales mix shift to lower margin products.
Gross profit for the fiscal year ended March 31, 2016 increased $21.4 million, or 17.0%, as compared with the fiscal year ended March 31, 2015, including $15.9 million related to acquisitions. Gross profit margin for the fiscal year ended March 31, 2016 of 46.2% decreased from 48.3% for the fiscal year ended March 31, 2015. The decrease was caused primarily by the addition of lower gross margin associated with Strathmore products, partially offset by a pension plan curtailment benefit ($2.7 million), changes in product mix and lower materials costs for certain products.
Selling, General and Administrative Expense

	Fiscal Years Ended March 31,
(amounts in thousands, except percentages)	2017	2016	2015
Selling, general and administrative expense	111,356	100,378	82,391
Selling, general and administrative expense as a % of sales	34.0%	31.4%	31.5%
Selling, general and administrative expense for the fiscal year ended March 31, 2017 increased $11.0 million, or 10.9%, as compared with the fiscal year ended March 31, 2016. The increase was attributable to restructuring and realignment costs ($5.4 million), our chief financial officer transition and other severance costs ($2.8 million), implementation costs related to design of our internal controls framework ($1.4 million), increased other post-retirement benefits following the freeze of the pension plan ($1.2 million), impairment of certain patents ($0.3 million) and a pension plan curtailment benefit in the prior year that did not recur ($5.3 million). These were partially offset by and organizational start-up costs incurred in connection with the Share Distribution in the prior year that did not recur ($3.7 million) and a net decline in acquisition-related transaction costs ($1.0 million).
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
Operating Income

	Fiscal Years Ended March 31,
(amounts in thousands, except percentages)	2017	2016	2015
Operating income	22,481	47,486	44,034
Operating margin	6.9%	14.8%	16.8%
Operating income for the fiscal year ended March 31, 2017 decreased by $25.0 million, or 52.7%, as compared with the fiscal year ended March 31, 2016. The decrease was a result of the $14.0 million decrease in gross profit and the $11.0 million increase in selling, general and administrative expense as discussed above.

Operating income for the fiscal year ended March 31, 2016 increased by $3.5 million, or 7.8%, as compared with the fiscal year ended March 31, 2015. The increase was primarily a result of the $21.4 million increase in gross profit, partially offset by the $18.0 million increase in selling, general and administrative expense as discussed above.
Other income and expense
Interest expense, net for the fiscal year ended March 31, 2017 decreased $0.3 million as compared with the fiscal year ended March 31, 2016, primarily due to an overall reduction in average outstanding debt under our Revolving Credit Facility (described in Note 7 to our consolidated financial statements included in Item 8 included in this Annual Report).
Interest expense, net for the fiscal year ended March 31, 2016 increased $2.4 million as compared with the fiscal year ended March 31, 2015, primarily due to interest expense recognized on the loan related to the acquisition of Strathmore and interest expense recognized on our Revolving Credit Facility.
Other income (expense), net increased by $2.0 million for the fiscal year ended March 31, 2017 to income of $1.8 million as compared with the fiscal year ended March 31, 2016. The improvement was primarily due to an increase in gains arising from transaction in currencies other than our sites' functional currencies.
Other income (expense), net decreased by $1.7 million for the fiscal year ended March 31, 2016 to expense of $0.2 million as compared with the fiscal year ended March 31, 2015. The decline was primarily due to a $0.9 million gain on the sale of real estate in the prior year that did not recur.
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for the fiscal year ended March 31, 2017 was $10.5 million, representing an effective tax rate of 48.6%, as compared with the provision of $18.8 million, representing an effective tax rate of 42.4%, for the fiscal year ended March 31, 2016 and the provision of $15.2 million, representing an effective tax rate of 33.9%, for the fiscal year ended March 31, 2015. As compared with the statutory rate, for the fiscal year ended March 31, 2017, the provision for income taxes was primarily impacted by an increase in the reserve for uncertain tax positions, which increased the provision by $1.6 million and the effective tax rate by 7.4%, as well as a deferred tax true-up adjustment, which increased the provision by $1.0 million and the effective tax rate by 4.8%. Other items impacting the effective tax rate include foreign operations activity in countries with lower statutory rates and domestic operations activity in states with higher statutory rates.
We accrue interest and penalties on uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties on uncertain tax positions of $0.2 million and $0.2 million, respectively, for the fiscal year ended March 31, 2017. We accrued interest and penalties on uncertain tax positions of $0.2 million and $0.2 million, respectively, for the fiscal year ended March 31, 2016. We did not recognize any interest and penalties for uncertain tax positions for the fiscal year ended March 31, 2015.
As of March 31, 2017 and 2016, we had $0.6 million and $0.2 million, respectively, in tax effected net operating loss carryforwards. Net operating loss carryforwards will expire in periods beyond the next five years.
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

	Fiscal Years Ended March 31,
(amounts in thousands, except percentages)	2017	2016	2015
Revenues, net	$158,654	$138,594	$118,422
Operating income	32,893	31,075	19,711
Operating margin	20.7%	22.4%	16.6%
Net revenues for the fiscal year ended March 31, 2017 increased $20.1 million, or 14.5%, as compared with the fiscal year ended March 31, 2016, including $1.2 million related to acquisitions. Excluding the impact of acquisitions, sales volumes increased in both existing products and new products, particularly into the HVAC ($11.8 million), architecturally-specified building products ($8.1 million) and plumbing ($2.3 million) markets and were slightly offset by a decline in sales of rail lubricators.
Net revenues for the fiscal year ended March 31, 2016 increased $20.2 million or 17.0%, as compared with the fiscal year ended March 31, 2015. The increase was primarily attributable to increased volumes, as well as a slight improvement in pricing and $2.9 million attributable to acquisitions. Excluding the impact of acquisitions, increases in sales volumes and prices accounted for approximately 94% and 6%, respectively, of the increase in net revenues, and the increase in sales volumes resulted mainly from increased sales of existing products ($13.0 million), reflecting greater demand in the HVAC and the architecturally-specified building products markets, and sales of fire and smoke prevention products related to projects that were expected to begin in the prior fiscal year, but were started or completed in the first quarter because of customer delays ($2.5 million).
Operating income for the fiscal year ended March 31, 2017 increased $1.8 million, or 5.9%, as compared with the fiscal year ended March 31, 2016. The increase was primarily attributable to increased net revenues, partially offset by a pension plan curtailment benefit in the prior year that did not recur ($3.2 million), restructuring and realignment costs ($0.6 million) and implementation costs related to design of our internal controls framework ($0.4 million).
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

	Fiscal Years Ended March 31,
(amounts in thousands, except percentages)	2017	2016	2015
Revenues, net	$96,869	$106,035	$52,119
Operating income	851	10,911	11,420
Operating margin	0.9%	10.3%	21.9%
Net revenues for the fiscal year ended March 31, 2017 decreased $9.2 million, or 8.6%, as compared with the fiscal year ended March 31, 2016, net of $1.8 million contributed by acquisitions. The decrease was attributable to declining sales volumes into the rail ($13.1 million), energy ($2.3 million) and industrial ($1.9 million) markets, which were partially offset by increased sales of thread sealants and firestopping products ($4.3 million).
Net revenues for the fiscal year ended March 31, 2016 increased $53.9 million, or 103.4%, as compared with the fiscal year ended March 31, 2015. The increase was attributable to $54.6 million from acquisitions. Excluding the impact of acquisitions, sales into the energy industry declined, which were partially offset by increased sales into plumbing and general industrial markets.
Operating income for the fiscal year ended March 31, 2017 decreased $10.1 million, or 92.2%, as compared with the fiscal year ended March 31, 2016, net of $1.2 million contributed by acquisitions. The decrease was attributable to the impact of decreased net revenues, restructuring and realignment costs ($3.8 million), impairment of the Strathmore trademark ($2.8 million), reversal of the liability for the earn-out related to the Strathmore acquisition in the prior year that did not recur ($2.0 million), a pension plan curtailment benefit in the prior year that did not recur ($1.4 million), inventory write-offs ($1.0 million) and implementation costs related to design of our internal controls framework ($0.3 million), partially offset by Strathmore integration and transaction costs in the prior year that did not recur.
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

Specialty Chemicals Segment Results
Specialty Chemicals includes lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Fiscal Years Ended March 31,
(amounts in thousands, except percentages)	2017	2016	2015
Revenues, net	$71,469	$74,930	$89,738
Operating income	2,012	12,490	13,016
Operating margin	2.8%	16.7%	14.5%
Net revenues for the fiscal year ended March 31, 2017 decreased $3.5 million, or 4.6%, as compared with the fiscal year ended March 31, 2016, net of $2.1 million contributed by acquisitions. The decrease was attributable to declining sales volumes into the mining ($2.4 million), energy and industrial ($1.9 million) and rail ($1.8 million) markets.
Net revenues for the fiscal year ended March 31, 2016 decreased $14.8 million, or 16.5%, as compared with the fiscal year ended March 31, 2015, net of $1.4 million contributed by acquisitions. The decrease in net revenues was due to decreases in sales volumes related primarily to a slowdown in the energy industry ($14.5 million), which indirectly impacted other end markets, as well as a decrease in sales volumes into the mining and industrial markets ($5.7 million). These decreases were partially offset by an increase in sales volumes associated with both new and existing lubricant products offered to the rail industry ($4.0 million), and to a lesser extent, an increase in prices.
Operating income for the fiscal year ended March 31, 2017 decreased $10.5 million, or 83.9%, as compared with the fiscal year ended March 31, 2016, net of $1.0 million contributed by acquisitions. The decrease was attributable to the impact of decreased net revenues, restructuring and realignment costs ($5.6 million), a pension plan curtailment benefit in the prior year that did not recur ($3.4 million), inventory write-offs ($0.8 million) and implementation costs related to design of our internal controls framework ($0.5 million).
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
For additional information on segments, see Note 17 to our consolidated financial statements included in Item 8 of this Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Fiscal Years Ended March 31,
	2017	2016	2015
	(amounts in thousands)
Net cash provided by operating activities	$39,036	$41,530	$35,468
Net cash used in investing activities	(25,968)	(110,221)	(2,625)
Net cash provided by (used in) financing activities	(15,318)	74,694	(26,893)
Existing cash, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance (including cash and equivalents, restricted cash and bank time deposits) at March 31, 2017 was $24.9 million, as compared with $39.3 million at March 31, 2016.
For the fiscal year ended March 31, 2017, our cash provided by operating activities was $39.0 million, as compared with $41.5 million and $35.5 million for the fiscal years ended March 31, 2016 and 2015, respectively. Cash flows from working capital were flat for the fiscal year ended March 31, 2017, due to higher accounts payable and other current liabilities ($4.7 million) and lower prepaid expenses and other current assets ($1.1 million), offset by higher accounts receivable ($5.8 million). Cash flows from working capital increased for the fiscal year ended March 31, 2016, due primarily to lower inventories ($5.1 million), lower accounts receivable ($2.5 million) and higher accounts payable and other current liabilities ($0.9 million), partially offset by higher prepaid expenses and other current assets ($4.9 million). Cash flows from working capital decreased for the fiscal year ended March 31, 2015, due primarily to higher inventories ($6.7 million), mostly offset by lower prepaid expenses and other current assets ($4.4 million) and higher accounts payable and other current liabilities ($1.1 million).
Cash flows used by investing activities during the fiscal year ended March 31, 2017 were $26.0 million as compared with $110.2 million and $2.6 million for the fiscal years ended March 31, 2016 and 2015, respectively. Capital expenditures during the fiscal years ended March 31, 2017, 2016 and 2015 were $9.4 million, $11.1 million and $8.7 million, respectively. Our capital expenditures are focused on capacity expansion, continuous improvement, automation and consolidation of manufacturing facilities. We are in the process of optimizing some manufacturing operations, including the restructuring of our Strathmore operations within our Coatings, Sealants & Adhesives segment. Our total capital expenditure requirements related to these activities are currently expected to be approximately $2 - $3 million during the fiscal year ending March 31, 2017. As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report, we acquired Greco Aluminum Railings for $28.2 million, net of cash acquired, during the fiscal year ended March 31, 2017 and we acquired Strathmore for $68.8 million, Deacon for $12.6 million and Leak Freeze for $16.3 million during the fiscal year ended March 31, 2016. During the fiscal year ended March 31, 2015, we received total proceeds of $9.9 million from the sale of assets, and used $4.5 million to acquire the Evo-Crete and Polyslab product lines.
Cash flows used in financing activities during the fiscal year ended March 31, 2017 were $15.3 million as compared with cash provided of $74.7 million and cash used of $26.9 million for the fiscal years ended March 31, 2016 and 2015, respectively. Cash outflows during the fiscal year ended March 31, 2017 resulted primarily from $46.5 million in repayments on our lines of credit (as discussed in Note 7 to our consolidated financial statements included in Item 8 of this Annual Report), partially offset by cash inflows from $30.0 million in borrowings on our Revolving Credit Facility, which were used to acquire Greco. Cash inflows during the fiscal year ended March 31, 2016 resulted primarily from borrowings on our Revolving Credit Facility, which we used to repay amounts outstanding under the Strathmore Acquisition Term Loan and the RectorSeal Line of Credit and fund the acquisition of Leak Freeze, and a contribution of $13.0 million from Capital Southwest in connection with the Share Distribution. During the fiscal year ended March 31, 2015, we had net repayments on outstanding lines of credit of $18.4 million and paid dividends to Capital Southwest of $8.3 million.
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
Financing
Credit Facilities
See Note 7 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our indebtedness. We were in compliance with all covenants contained in our credit facility as of March 31, 2017.
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our indebtedness. These agreements are more fully described in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report, and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.
OUTLOOK FOR FISCAL YEAR 2018
Consolidated revenue for the year ended March 31, 2017 was $327.1 million, an increase of $7.3 million or 2.3%, as compared with the year ended March 31, 2016.
Looking ahead, the year ending March 31, 2018 (“Fiscal 2018”) is poised to be an important year as we remain focused on on our operational commitments and priorities while advancing our strategic initiatives as a standalone public company. We have a diverse product portfolio that serves an attractive and broad range of growing end markets, primarily in North America, and we have a stable platform for acquisitions with a proven track record of product enhancement and customer centric solutions. We expect to see revenue growth in the majority of our key end use markets during Fiscal 2018, including HVAC, plumbing, rail, architecturally-specified building products and industrial markets. We anticipate that this expected revenue growth will be driven by our innovative technologies, product differentiation, recent acquisitions and favorable industry trends. Other end markets, however, are anticipated to remain flat or slightly down during Fiscal 2018 due to ongoing lack of stability in the energy markets. This includes our sales into energy and mining end markets where we do not expect to see meaningful recovery during Fiscal 2018.
We are focused on operational excellence in all aspects of our business, leading to improved efficiencies and increased profitability. We have established centers of excellence across our company to capture and leverage organizational synergies. Operational excellence is expected to generate approximately $2 million of additional annual savings in Fiscal 2018 in our Specialty Chemicals segment due to the completion of the integration of Jet-Lube and Whitmore, as we generated approximately $3 million of these savings in Fiscal 2017 with full run-rate savings expected to be approximately $5 million by the end of Fiscal 2018. We also expect the approximately $2 million in annual run-rate procurement savings across the organization generated in Fiscal 2017 will continue in Fiscal 2018. Our Coatings, Sealants & Adhesives segment results are expected to improve as Strathmore’s integration plan progresses, including ongoing manufacturing footprint optimization efforts, margin remediation initiatives and revenue growth from recapturing lost market share and acceleration of product development for new applications. We expect this will generate approximately $2 million in annual run rate savings beginning in Fiscal 2018.
In Fiscal 2018, we expect capital expenditures to be approximately $8 to $10 million. Capital expenditures will be focused on consolidation of manufacturing facilities, maintenance and replacement, continuous improvement and automation. Additionally, we will continue to evaluate acquisition opportunities of various sizes.
CONTRACTUAL OBLIGATIONS
The following table presents a summary of our contractual obligations at March 31, 2017 (in thousands):

	Payments due by Period (1)
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt obligations, principal (2)	$561	$1,122	$61,747	$9,777	$73,207
Long-term debt obligations, interest (2)	2,307	4,532	2,289	4,157	13,285
Operating lease obligations (3)	2,929	5,214	3,552	4,136	15,831
Purchase obligations (4)	24,420	3,054	—	—	27,474
Other long-term liabilities (5)	258	7,210	—	—	7,468
Total (6)	$30,475	$21,132	$67,588	$18,070	$137,265

(1)
The less than one year category represents the fiscal year ended March 31, 2018, the 1-3 years category represents fiscal years ending March 31, 2019 and 2020, the 3-5 years category represents fiscal years ending March 31, 2021 and 2022 and the greater than five years category represents fiscal years ending March 31, 2023 and thereafter.

(2)
Amounts include principal and interest cash payments through the maturity of the outstanding debt obligations. See Note 7 to our consolidated financial statements included in Item 8 of this Annual Report.

(3)	Sales taxes, value added taxes and goods and services taxes included as part of recurring lease payments are excluded from the amounts shown above.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(5)
Amounts primarily include deferred and contingent consideration payable due to acquisitions and future payments under outstanding deferred compensation awards. The liability for retirement benefits payable related to our defined benefit pension plans is excluded from the contractual obligations table as it does not represent expected liquidity requirements.

(6)
Operating lease and purchase obligations denominated in foreign currencies are projected based on the exchange rate in effect on March 31, 2017. Excludes amounts that have been eliminated in our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES
The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. The most significant estimates made by management include: timing and amount of revenue recognition; deferred taxes and tax reserves; pension benefits; and valuation of goodwill and indefinite-lived intangible assets, both at the time of initial acquisition. as well as part of recurring impairment analyses, as applicable. The significant estimates are reviewed at least annually if not quarterly by management. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.
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
Revenue Recognition
We generally recognize revenue upon shipment of product, at which time title and risk of loss passes to the customer. Additionally, we require that all of the following circumstances are satisfied: (a) persuasive evidence of an arrangement exists, (b) price is fixed or determinable, (c) collectability is reasonably assured and (d) delivery has occurred or services have been rendered. Net revenues represent gross revenues invoiced to customers less certain related charges for contractual discounts or rebates. Discounts provided to customers at the point of sale are recognized as reductions in revenue as the products are sold. Rebate amounts are recorded as a reduction of revenue on a monthly basis using estimates of customer participation and performance. Freight charges billed to customers are included in net revenues and the related shipping costs are included in cost of revenues in our consolidated statements of income.
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
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for uncertain tax positions that may be subject to challenge by various taxing authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For the fiscal year ended March 31, 2017, we increased our uncertain tax position by $1.1 million, net of settlements of $0.5 million, and we recognized an additional $0.4 million in interest and penalties in income tax expense. For the fiscal year ended March 31, 2016, we recognized an uncertain tax position in the amount of $0.9 million, and we recognized $0.4 million in interest and penalties in income tax expense. Our liability for uncertain tax positions contains uncertainties as management is required to make assumptions and apply judgments to estimate exposures associated with our tax positions. We did not recognize any uncertain tax positions or interest and penalties in income tax expense for the fiscal year ended March 31, 2015.
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
Pension Benefits
Certain of our U.S. employees hired prior to January 1, 2015 participate in a qualified defined benefit pension plan (the “Qualified Plan”). The Qualified Plan is closed to any employees hired or re-hired on or after January 1, 2015. The Qualified Plan was amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015. The assets, liabilities and expenses we recognize and disclosures we make about plan actuarial and financial information are dependent on the assumptions and estimates used in calculating such amounts. The assumptions include factors such as discount rates, health care cost trend rates, inflation, expected rates of return on plan assets, retirement rates, mortality rates, turnover, rates of compensation increases and other factors. We maintain an unfunded retirement restoration plan (the “Restoration Plan”) that is a non-qualified plan providing for the payment to participating employees, upon retirement, of an amount equal to the difference between the maximum annual payment permissible under the Qualified Plan pursuant to federal limitations and the amount that would otherwise have been payable under the Qualified Plan. Consistent with the Qualified Plan, the Restoration Plan is closed to any employees hired or re-hired on or after January 1, 2015 and was amended effective September 30, 2015 to freeze benefit accruals and to modify certain ancillary benefits. We also maintain a registered defined benefit pension plan (the "Canadian Plan") that covers all of our employees based at our facility in Alberta, Canada, which is not material to our overall pension benefits and obligations.
The assumptions utilized to compute expense and benefit obligations are shown in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. These assumptions are assessed at least annually in consultation with independent actuaries as of March 31 and adjustments are made as needed. We evaluate prevailing market conditions, including appropriate rates of return, interest rates and medical inflation (health care cost trend) rates. We ensure that our significant assumptions are within the reasonable range relative to market data. The methodology to set our significant assumptions includes:

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
For purposes of completing the annual goodwill impairment test for fiscal year ended March 31, 2017, a qualitative assessment was utilized to assess the recoverability of goodwill for all three reporting units. The qualitative assessments were performed using an evaluation of events and circumstances as noted above. Due to the profitability of two of our reporting units, management concluded that a quantitative test for impairment should be performed. Based on the current estimate of fair value for both of these reporting units, we determined that substantial excess value over the current carrying value exists. There were no goodwill impairment losses recognized for the fiscal years ended March 31, 2017, 2016 or 2015.
We have indefinite-lived intangible assets in the form of trademarks and license agreements. We review these intangible assets at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future projections and terminal value growth rate. These inputs are considered non-recurring level three inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded impairment losses on intangible assets of $3.0 million, $0 and $0.7 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
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
Variable Rate Indebtedness
We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of March 31, 2017, we had outstanding variable rate indebtedness of $30.0 million, after consideration of interest rate swaps. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At March 31, 2017, we had interest rate swap agreements that covered $43.2 million of the $73.2 million of our total outstanding indebtedness. At March 31, 2017, the unhedged variable rate indebtedness of $30.0 million had a weighted average interest rate of 2.23%. Each quarter point change in interest rates would result in a change of less than $0.1 million in our interest expense on an annual basis.
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
Foreign Currency Exchange Rate Risk
We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net (losses) gains associated with foreign currency translation of $(2.9) million, $(1.4) million and $(5.3) million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of $1.1 million, $(0.1) million and $(0.3) million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively, which are included in other income (expense), net on our consolidated statements of income.
Based on a sensitivity analysis at March 31, 2017, a 10% change in the foreign currency exchange rates for the fiscal year ended March 31, 2017 would have impacted our net earnings by a negligible amount. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
CSW Industrials, Inc.

We have audited the accompanying consolidated balance sheets of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSW Industrials, Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
June 14, 2017

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands, except per share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$23,146	$25,987
Bank time deposits	1,776	13,278
Accounts receivable, net	63,782	52,637
Inventories, net	50,401	51,634
Prepaid expenses and other current assets	7,178	11,985
Total current assets	146,283	155,521
Property, plant and equipment, net	63,897	64,357
Goodwill	80,863	67,757
Intangible assets, net	90,610	88,727
Other assets	16,011	15,898
Total assets	$397,664	$392,260
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,419	$9,912
Accrued and other current liabilities	22,756	21,090
Current portion of long-term debt	561	561
Total current liabilities	37,736	31,563
Long-term debt	72,646	89,121
Retirement benefits payable	1,464	1,746
Other liabilities	13,380	11,820
Total liabilities	125,226	134,250
Equity:
Common shares, $0.01 par value	157	156
Shares authorized - 50,000
Shares issued - 15,846 and 15,659, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized - 10,000
Shares issued - 0
Additional paid-in capital	38,701	31,597
Treasury shares, at cost	(1,011)	—
Retained earnings	245,026	233,955
Accumulated other comprehensive loss	(10,435)	(7,698)
Total equity	272,438	258,010
Total liabilities and equity	$397,664	$392,260
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
(Amounts in thousands, except per share amounts)	2017	2016	2015
Revenues, net	$327,084	$319,831	$261,834
Cost of revenues	(193,247)	(171,967)	(135,409)
Gross profit	133,837	147,864	126,425
Selling, general and administrative expense	(107,241)	(100,378)	(81,681)
Impairment loss	(4,115)	—	(710)
Operating income	22,481	47,486	44,034
Interest expense, net	(2,695)	(3,035)	(611)
Other (expense) income, net	1,758	(226)	1,505
Income before income taxes	21,544	44,225	44,928
Provision for income taxes	(10,473)	(18,754)	(15,223)
Net income	$11,071	$25,471	$29,705

Net earnings per common share:
Basic	$0.70	$1.63	$1.91
Diluted	0.70	1.62	1.90

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended March 31,
(Amounts in thousands)	2017	2016	2015
Net income	$11,071	$25,471	$29,705
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,884)	(1,371)	(5,277)
Cash flow hedging activity, net of taxes of $(441), $8 and $649, respectively	819	(15)	(1,206)
Pension and other post retirement effects, net of taxes of $311, $(2,145) and $3,396, respectively	(672)	3,981	(6,307)
Other comprehensive income (loss)	(2,737)	2,595	(12,790)
Comprehensive income	$8,334	$28,066	$16,915
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Net Investment of Capital Southwest	Accumulated Other Comprehensive Income	Total Equity
Balance at April 1, 2014	$—	$—	$—	$187,373	$6,316	$2,497	$196,186
Net Income	—	—	—	29,705	—	—	29,705
Dividends	—	—	—	(8,294)	—	—	(8,294)
Repurchases of common shares	—	—	—	—	(206)	—	(206)
Other comprehensive income, net of tax	—	—	—	—	—	(12,790)	(12,790)
Balance at March 31, 2015	$—	$—	$—	$208,784	$6,110	$(10,293)	$204,601
Share-based and other executive compensation	—	—	2,231	—	—	—	2,231
Stock activity under stock plans	—	—	96	—	—	—	96
Tax benefit associated with share-based compensation	—	—	212	—	—	—	212
Net income	—	—	—	25,471	—	—	25,471
Dividends	—	—	—	(300)	—	—	(300)
Other comprehensive income, net of tax	—	—	—	—	—	2,595	2,595
Contributions from Capital Southwest	156	—	29,058	—	(6,110)	—	23,104
Balance at March 31, 2016	$156	$—	$31,597	$233,955	$—	$(7,698)	$258,010
Share-based and other executive compensation	—	—	4,641	—	—	—	4,641
Stock activity under stock plans	1	(1,011)	2,169	—	—	—	1,159
Tax benefit associated with share-based compensation	—	—	294	—	—	—	294
Net income	—	—	—	11,071	—	—	11,071
Other comprehensive income, net of tax	—	—	—	—	—	(2,737)	(2,737)
Balance at March 31, 2017	$157	$(1,011)	$38,701	$245,026	$—	$(10,435)	$272,438

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
(Amounts in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$11,071	$25,471	$29,705
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,857	7,032	5,922
Amortization of intangible and other assets	7,939	7,129	4,593
Provision for inventory reserves	1,644	—	—
Provision for doubtful accounts	178	(282)	1,515
Share-based and other executive compensation	4,641	2,231	—
Acquisition-related non-cash gain	(376)	(1,950)	—
Net loss (gain) on disposals of property, plant and equipment	221	60	(1,627)
Pension plan curtailment benefit	—	(8,020)	—
Net pension expense (benefit)	(1,092)	3,506	3,392
Impairment of assets	4,115	—	710
Net deferred taxes	528	7,262	(7,887)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,762)	2,522	(37)
Inventories, net	(36)	5,056	(6,655)
Prepaid expenses and other current assets	1,132	(4,945)	4,351
Other assets	(115)	(3,275)	109
Accounts payable and other current liabilities	4,706	910	1,086
Retirement benefits payable and other liabilities	2,385	(1,177)	291
Net cash provided by operating activities	39,036	41,530	35,468
Cash flows from investing activities:
Capital expenditures	(9,369)	(11,053)	(8,672)
Proceeds from sale of assets held for investment	349	—	3,494
Proceeds from sale of assets	263	46	6,393
Net change in bank time deposits	10,968	(1,978)	3,353
Cash paid for acquisitions, net of cash acquired	(28,179)	(97,236)	(7,193)
Net cash used by investing activities	(25,968)	(110,221)	(2,625)
Cash flows from financing activities:
Borrowings on lines of credit	30,000	179,040	12,229
Repayments on lines of credit	(46,476)	(116,061)	(30,622)
Payments of deferred loan costs	—	(1,081)	—
Purchase of treasury shares	(1,011)	—	(206)
Cash contribution from Capital Southwest	—	13,000	—
Proceeds from stock option activity	2,169	96	—
Dividends paid to Capital Southwest	—	(300)	(8,294)
Net cash (used) provided by financing activities	(15,318)	74,694	(26,893)
Effect of exchange rate changes on cash and equivalents	(591)	(464)	(913)
Net change in cash and cash equivalents	(2,841)	5,539	5,037
Cash and cash equivalents, beginning of period	25,987	20,448	15,411
Cash and cash equivalents, end of period	$23,146	$25,987	$20,448
Supplemental non-cash disclosure:
Cash paid during the year for interest	$2,623	$3,074	$1,053
Cash paid during the year for income taxes	9,793	18,298	16,721
Pension plan assets contributed by Capital Southwest	—	10,357	—
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CSW Industrials, Inc. (“CSWI,” the “Company,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across three segments: Industrial Products; Coatings, Sealants & Adhesives; and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating and air conditioning (“HVAC”) and refrigeration applications, coatings and sealants and high performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5™ thread sealants, KOPR KOTE™ anti-seize lubricants, Safe-T-Switch® condensate overflow shutoff devices, KATS® coatings, Air Sentry® breathers, RailPlex® tank car coatings, Deacon® high temperature sealants and AC Leak Freeze® to stop refrigerant leaks. Additionally, we recently acquired Greco™ engineered railing and safety systems.
Our products are well known in the specific industries we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC, industrial, rail, plumbing, architecturally-specified building products, energy, mining, and other general industrial markets.
The Share Distribution – On September 30, 2015, Capital Southwest Corporation (“Capital Southwest”) spun-off certain of its industrial products, coatings, sealants and adhesives and specialty chemicals businesses by means of a distribution of the outstanding shares of common stock of CSWI on a pro rata basis to holders of Capital Southwest common stock (the “Share Distribution”). CSWI became an independent, publicly traded company at the time of the Share Distribution.
Restructuring – During the year ended March 31, 2017, we initiated a restructuring program related to our Coatings, Sealants & Adhesives segment and our Industrial Products segment. The programs were initiated in response to excess capacity due to contraction in the markets we serve, which caused us to perform a facility rationalization analysis. Restructuring charges are as follows (in thousands):

	Severance/ Retention	Asset Write-down (a)	Other (b)	Total
For the year ended March 31, 2017
Cost of revenues	$568	$—	$667	$1,235
Selling, general and administrative expense	451	2,800	175	3,426
Total	$1,019	$2,800	$842	$4,661
Total Expected Restructuring Charges (c):
Cost of revenues	$594	$—	$962	$1,556
Selling, general and administrative expense	451	2,800	175	3,426
Total	$1,045	$2,800	$1,137	$4,982

(a)
The initiation of the restructuring program related to our Coatings, Sealants & Sealants segment triggered an analysis of our intangible assets recorded upon our acquisition of Strathmore.  As a result of this analysis, we recorded an impairment of our Strathmore trademark.

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

As of March 31, 2017, the restructuring reserve attributable to this program consisted entirely of anticipated severance expense recorded during the year ended March 31, 2017 and is included in accrued and other current liabilities on our condensed consolidated balance sheet.
Basis of Presentation – CSWI began operations on September 30, 2015 as a result of the Share Distribution. With the exception of cash funded at inception and the contributed capital stock of Capital Southwest, we did not own any material assets prior to the Share Distribution. The historical financial position, results of operations and cash flows included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (“Annual Report”) represent the consolidated financial statements of CSWI. As our businesses were under common control of Capital Southwest for all periods prior to September 30, 2015, the

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statements have been consolidated for all historical periods and equity accounts presented in the balance sheet as of March 31, 2015 represent the combined equity accounts of our businesses. Equity accounts presented in the balance sheet as of March 31, 2016 and for all subsequent periods represent the equity of CSWI. The consolidated financial statements have been prepared on a standalone basis and are derived from the underlying accounting records of the underlying businesses in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”).
The consolidated financial statements include all revenues, costs, assets and liabilities directly attributable to CSWI. However, the consolidated financial statements for periods prior to the Share Distribution may not include all of the expenses that would have been incurred had CSWI been operating as separate publicly-traded (“standalone”) companies during those periods. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents – We consider all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. We maintain our cash and cash equivalents at financial institutions for which the combined account balances in individual institutions may exceed insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of insurance coverage. We had deposits in domestic banks of $0.4 million and $17.6 million at March 31, 2017 and 2016 respectively, and balances of $22.2 million and $8.4 million were held in foreign currencies in foreign banks at March 31, 2017 and 2016, respectively.
Bank Time Deposits – Bank time deposits include investments with maturities of over three months that are redeemable within one year of the fiscal year end without significant penalty. Our bank time deposits of $1.8 million and $13.3 million as of March 31, 2017 and 2016, respectively, are certificates of deposit held in Canada and the United Kingdom.
Allowance for Doubtful Accounts – The allowance for doubtful accounts is established based on estimates of the amount of uncollectible accounts receivable, which is determined principally based upon the aging of the accounts receivable, but also customer credit history, industry and market segment information, economic trends and conditions and credit reports. Customer credit issues, customer bankruptcies or general economic conditions may also impact our estimates. Credit risks are mitigated by the diversity of our customer base across different geographic regions and end markets.
Inventories and Related Reserves – Inventories are stated at the lower of cost or market and include raw materials, supplies, direct labor and manufacturing overhead. Cost is determined using the last-in, first-out (“LIFO”) method for valuing inventories at our primary domestic operations. Our foreign subsidiaries use either the first-in, first out method or the weighted average cost method to value inventory. Foreign inventories represent approximately 6% and 8% of total inventories as of March 31, 2017 and March 31, 2016, respectively.
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

Land improvements	5	to	40 years
Buildings and improvements	7	to	40 years
Plant, office and lab equipment	5	to	10 years
We review property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
If a reporting unit fails the qualitative assessment, then valuation models and other relevant data are used to estimate the reporting unit’s fair value. The valuation models require the input of subjective assumptions. We use an income approach for impairment testing of goodwill and indefinite lived intangible assets, using a discounted cash flow method. Estimates of future revenue and expense are made for five years, growth estimates are made to calculate terminal value, and a discount rate is used that approximates our weighted average cost of capital. We perform qualitative or quantitative assessments to test asset carrying values for impairment at January 31, which is the annual impairment testing date. No impairment loss was recognized as a result of the impairment tests for the fiscal years ended March 31, 2017, 2016 or 2015.
Intangible Assets – We have intangible assets consisting of patents, trademarks, customer lists and non-compete agreements. Definite-lived intangible assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In addition, we have other trademarks and license agreements that are considered to have indefinite lives. We review indefinite-lived intangible assets at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future projections and terminal value growth rate. These inputs are considered non-recurring level three inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded an impairment of intangible assets of $3.0 million, $0 and $0.7 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
Property Held for Investment – One of our non-operating subsidiaries holds and manages certain excess non-operating properties. Properties are valued at lower of cost or market and disposed of as opportunities arise to maximize value.
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
Recurring fair value measurements are limited to investments in derivative instruments and reserves for contingent consideration. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivative instruments are included in Note 10. The fair value measurements of our reserves for contingent consideration are classified as Level III and are generally determined using a weighted

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

average probability model based primarily on projected net revenues, with the following exception: contingent consideration related to the acquisition of Strathmore utilized the Monte Carlo simulation methodology and employed 200,000 trials using a risk neutral Geometric Brownian Motion methodology. The volatility used in the Monte Carlo analysis was based on the observed equity volatility of comparable companies, and the risk free discount rate was the U.S. treasury rate corresponding to the respective term of each earn-out. The most significant factor in the valuation is Strathmore’s projected earnings before interest, taxes, depreciation and amortization.
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
Pension Obligations – Determination of pension benefit obligations is based on estimates made by management in consultation with independent actuaries. Inherent in these valuations are assumptions including discount rates, expected rates of return on plan assets, retirement rates, mortality rates and rates of compensation increase and other factors all of which are reviewed annually and updated if necessary. Current market conditions, including changes in rates of return, interest rates and medical inflation rates, are considered in selecting these assumptions.

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
Revenue Recognition – We generally recognize revenue upon shipment of product, at which time title and risk of loss passes to the customer. Additionally, we require that all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured and d) delivery has occurred or services have been rendered. Net revenues represent gross revenues invoiced to customers less certain related charges for contractual discounts or rebates. Revenues for certain long-term contracts are recorded on the percentage of completion method with progress measured on a cost-to-cost basis, and represent less than 7% of annual net sales. Discounts provided to customers at the point of sale are recognized as reductions in revenue as the products are sold. Rebate amounts are recorded as a reduction of revenue on a monthly basis using estimates of customer participation and performance. Freight charges billed to customers are included in net revenues and the related shipping costs are included in cost of revenues in our consolidated statements of income.
Research and Development – Research and development costs are expensed as incurred. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depreciation of property and equipment used in research and development activities. Research and development costs included in selling, general and administrative expense were $4.8 million, $4.5 million and $5.7 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
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
Income Taxes, Deferred Taxes, Tax Valuation Allowances and Tax Reserves – We apply the liability method in accounting and reporting for income taxes. Under the liability approach, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates expected to be in effect when these differences are expected to reverse. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized in the period that includes the enactment date. The deferred income tax assets are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not to be realized. This analysis is performed on a jurisdictional basis and reflects our ability to utilize these deferred tax assets through a review of past, current and estimated future taxable income in addition to the establishment of viable tax strategies that will result in the utilization of the deferred assets. We recognize income tax related interest and penalties, if any, as a component of income tax expense.
Unremitted Earnings – We consider the earnings of non-U.S. subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. Should we decide to repatriate foreign earnings, a deferred tax liability will be recorded and our income tax provision will be adjusted in the period we determined that the earnings will no longer be indefinitely invested outside the U.S. We provide deferred taxes for the temporary differences associated with our investment in foreign subsidiaries that have a financial reporting basis that exceeds tax basis, unless we can assert permanent reinvestment in foreign jurisdictions. Financial reporting basis and tax basis differences in investments in foreign subsidiaries consist of both unremitted earnings and losses, as well as foreign currency translation adjustments.
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
Foreign Currency Translation – Assets and liabilities of our foreign subsidiaries are translated to U.S. dollars at exchange rates prevailing at the balance sheet date, while income and expenses are translated at average rates for each month. Translation gains and losses are reported as a component of accumulated other comprehensive loss. Transactional currency gains and losses

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arising from transactions in currencies other than our sites’ functional currencies are included in our consolidated statements of income.
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
Intersegment sales and transfers are recorded at cost plus a profit margin, with the sales and related margin on such sales eliminated in consolidation. We do not allocate interest expense, interest income or other (expense) income, net to our segments. Our corporate headquarters does not constitute a separate segment. The Eliminations and Other segment information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses primarily related to corporate functions and excess non-operating properties.
Accounting Developments
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which has been subsequently amended with additional ASUs including ASU No. 2016-12 and ASU No. 2016-20, issued in May and December 2016, respectively. ASU No. 2014-09, as amended, supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year. As a result, public entities will apply the new standard for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption as of the original public entity effective date is permitted. We are currently evaluating the impact of ASU No. 2014-09 on our consolidated financial condition and results of operations. We plan to adopt the new guidance effective April 1, 2018 using the modified retrospective approach.
In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Amortization of those costs should be reported as interest expense. This ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. Our adoption of the amendments in this ASU in the quarter ended June 30, 2016 did not have a material impact on our consolidated financial condition or results of operations.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Subtopic 330): Simplifying the Measurement of Inventory.” This ASU simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Entities will continue to apply their existing impairment models to inventories that are accounted for using LIFO and retail inventory method. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The new guidance must be applied prospectively after the date of adoption. We do not expect the adoption of ASU No. 2015-11 to have a material impact on our consolidated financial condition and results of operations.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which simplifies the accounting for share-based compensation. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of ASU No. 2016-09 to have a material impact on our consolidated financial condition and results of operations.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance should be applied on a retrospective basis for each period presented.  ASU 2016-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU No. 2016-15 to have a material impact on our consolidated financial condition and results of operations.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” to improve the accounting for the income tax consequences arising from these types of transfers. This ASU aligns the recognition of the income tax consequences with International Financial Reporting Standards. Specifically, International Accounting Standards No. 12, “Income Taxes,” requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU No. 2016-16 to have a material impact on our consolidated financial condition and results of operations.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU No. 2016-16 to have a material impact on our consolidated financial condition and results of operations.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU require that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied prospectively on or after the effective date, however early adoption is permitted. We do not expect the adoption of ASU No. 2017-01 to have a material impact on our consolidated financial condition and results of operations.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The amendments in this ASU should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU No. 2017-04 will only impact our consolidated financial condition and results of operations to the extent that we incur a future goodwill impairment.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires that an employer

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied retrospectively on or after the effective date, however early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We, in partnership with our actuaries, are currently evaluating the impact of ASU No. 2017-07 on our consolidated financial condition and results of operations.
2. ACQUISITIONS
Greco Aluminum Railings
On February 28, 2017, we acquired the equity of Greco Aluminum Railings (“Greco”), based in Windsor, Ontario, Canada, for $28.2 million, net of cash acquired, funded through our revolving credit facility. Greco is a leading manufacturer of high-quality engineered railing and safety systems for multi-family and commercial structures in the U.S. and Canada. The excess of the purchase price over the fair value of the identifiable assets acquired was $13.6 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive portfolio of architecturally-specified building products, which help make buildings safer and more aesthetically pleasing, while enabling compliance with building codes and leveraging our larger distributor network. The preliminary allocation of the fair value of the net assets acquired included customer lists, trademarks, non-compete agreements and a favorable leasehold of $10.3 million, $1.0 million, $0.8 million and $0.1 million, respectively, as well as property, plant and equipment and inventory of $0.8 million and $0.5 million, respectively, net of a deferred tax liability of $3.4 million. Customer lists, the non-compete agreement and the favorable leasehold are being amortized over 15 years, five years and approximately 9 years (remaining life of the leasehold), respectively, while trademarks and goodwill are not being amortized.  Greco activity has been included in our Industrial Products segment since the acquisition date. Greco contributed $1.2 million and $0.2 million in net sales and operating income, respectively, for the fiscal year ended March 31, 2017. No pro forma information has been provided due to immateriality.
AC Leak Freeze
On December 16, 2015, we acquired substantially all of the assets of AC Leak Freeze™ (“Leak Freeze”), based in Baltimore, Maryland for $16.3 million in cash funded by borrowings under CSWI’s Revolving Credit Facility (discussed in Note 7). Leak Freeze is a leading manufacturer of original equipment manufacturer-approved air conditioning and refrigerant leak repair solutions. The excess of the purchase price over the fair value of the identifiable assets acquired was $5.7 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive specialty chemical product portfolio for the HVAC market and leveraging our larger distributor network. The allocation of the fair value of the assets acquired included customer lists, trademarks and trade names and a non-compete agreement of $8.1 million, $1.4 million and $0.2 million, respectively, as well as inventory in the amount of $0.7 million. Customer lists and the non-compete agreement are being amortized over 10 years and five years, respectively, while trademarks and trade names and goodwill are not being amortized. Leak Freeze activity has been included in our Specialty Chemicals segment since the acquisition date. No pro forma information has been provided due to immateriality.
Deacon Industries, Inc.
On October 1, 2015, we acquired substantially all of the assets of Deacon Industries, Inc. (“Deacon”), based in Washington, Pennsylvania for $12.6 million. The acquisition was funded by $11.0 million of borrowings under a line of credit and $1.1 million cash on hand. The remaining $0.5 million of the purchase price represents a payment contingent upon the achievement of certain performance metrics during the fiscal year ending March 31, 2017. This liability was reduced to $0 during the quarter ended December 31, 2016 based on expected achievement of performance metrics. Deacon is a leading manufacturer of high temperature sealants and injectable packings with applications in a variety of industrial end markets, both on an emergency and maintenance basis. The excess of the purchase price over the fair value of the identifiable assets acquired was $4.1 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive sealant and injectable packing product portfolio and leveraging our larger distributor network. The allocation of the fair value of the assets acquired included customer lists, know-how, trademarks and trade names and a non-compete agreement of $2.9 million, $2.6 million, $1.1 million, and $0.1 million, respectively, as well as property, plant, and equipment and inventory in the amounts of $0.9 million and $0.5 million, respectively. Customer lists, know-how and the non-compete agreement are being amortized over 15 years, 10 years and five years, respectively, while trademarks and trade names and goodwill are not being amortized. Deacon activity has been included in our Coatings, Sealants & Adhesives segment since the acquisition date. No pro forma information has been provided due to immateriality.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Strathmore Products, Inc.
Effective April 1, 2015, we acquired the assets of Strathmore, a leading manufacturer of specialized industrial coating products including urethanes, epoxies, acrylics and alkyds, for $68.8 million, plus up to an additional $16.5 million within a prescribed period of time following March 31, 2017, depending on the achievement of certain performance metrics during the fiscal years ending March 31, 2016 and 2017. A liability of $2.0 million was recorded at acquisition based on the projected achievement of the performance metrics as estimated using the Monte Carlo simulation methodology. This liability was reduced to $0 during the quarter ended December 31, 2015 based on expected achievement of performance metrics. The acquisition was funded from borrowings of $70.0 million (as discussed in Note 7). Transaction costs incurred in connection with the acquisition were $2.7 million (including $0.2 million incurred during the fiscal year ended March 31, 2015) and are reported in selling, general and administrative expense in the accompanying consolidated statements of income. The preliminary excess of the purchase price over the fair value of the identifiable assets acquired was $15.1 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be achieved from an increased market presence in the industrial coatings sector and a platform from which to grow through end-market and geographic expansion. During the quarter ended December 31, 2015, a measurement period adjustment was recorded to recognize $2.7 million in prepaid compensation cost, which reduced the preliminary estimate of goodwill to $12.4 million. Prepaid compensation is being amortized ratably to expense over the vesting period, which ends March 31, 2018. The preliminary fair value of the assets acquired included trade names and trademarks, customer relationships and non-compete agreements of $14.9 million, $27.4 million and $0.4 million, respectively. During the quarter ended March 31, 2016, we finalized our allocation of the purchase price and recorded a measurement period adjustment, which resulted in a change in the fair values of customer relationships and trade names and trademarks to $23.7 million and $13.6 million, respectively, which resulted in an increase of $5.0 million to goodwill. Customer relationships and the non-compete agreements are being amortized over 15 years and five years, respectively, while trade names, trademarks and goodwill are not being amortized. Strathmore has been included in the Coatings, Sealants & Adhesives segment since its effective acquisition date.
The following table summarizes the fair values of assets acquired and liabilities assumed (in thousands):

Accounts receivable	$4,902
Inventory	8,447
Property, plant and equipment	3,761
Intangible assets	37,650
Other, net	2,941
Current liabilities	(4,297)
Net tangible and intangible assets	53,404
Goodwill	17,395
Purchase price	$70,799
SureSeal Manufacturing
On January 2, 2015, we acquired selected assets and the SureSeal brand from SureSeal Manufacturing ("SureSeal") in Tacoma, Washington, a producer and distributor of waterless floor drain trap seals for an initial purchase price of $8.1 million. Of the total purchase price, $3.2 million has been paid using $2.9 million funded from borrowings and $0.3 million from available cash. The remaining purchase price is contingent upon SureSeal achieving certain performance metrics during the three- and six-year periods following the acquisition, and is based on a multiple of the lesser of gross margin or 67% of net sales during the final 12 months of the measurement period. A liability of $4.9 million was originally recorded based on the achievement of the performance metrics as estimated using a weighted average probability model. The excess of the purchase price over the fair value of the identifiable assets acquired was $4.5 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive product portfolio and leveraging our larger distributor network. The identifiable tangible and intangible assets included customer lists, trademarks and names, patents and a non-compete agreement of $1.8 million, $0.9 million, $0.6 million, and $0.1 million, respectively, as well as equipment of $0.2 million. Patents, customer lists and the non-compete agreement are being amortized over 15 years, 10 years and five years, respectively, while trademarks and goodwill are not being amortized. The SureSeal product line activity has been included in the Industrial Products segment since its acquisition date. No pro forma information has been provided due to immateriality.
Evo-Crete and Polyslab product lines
On August 15, 2014, we acquired the Evo-Crete and Polyslab product lines for $4.5 million from the Evolve Group located in Brisbane, Queensland and formed a new entity, RectorSeal Australia, Pty. Ltd ("RectorSeal Australia"). RectorSeal Australia

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

focuses on the plumbing, HVAC and irrigation markets. Evo-Crete and Polyslab continue to be manufactured in Australia. The purchase was funded from borrowings of $3.0 million with the remainder funded from internal working capital. The excess of the purchase price over the fair value of the identifiable assets acquired was $1.5 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive HVAC product portfolio, especially in the condensate management niche, and expansion of existing RectorSeal product sales into the Australian market. The fair value of the assets acquired included customer lists, patents, trademarks and a non-compete agreement of $1.2 million, $0.7 million, $0.4 million, and $0.1 million, respectively, as well as property, plant, and equipment in the amount of $0.7 million. Customer lists, patents and the non-compete agreement are being amortized over 15 years, 10 years and five years, respectively, while trademarks and goodwill are not being amortized. RectorSeal Australia activity has been included in the Industrial Products segment since the acquisition date. No pro forma information has been provided due to immateriality.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2017 and 2016 were as follows (in thousands):

	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Total
Balance at April 1, 2015	$36,323	$920	$3,402	40,645
Acquisition of Strathmore	—	17,395	—	17,395
Acquisition of Deacon	—	4,105	—	4,105
Acquisition of Leak Freeze	—	—	5,741	5,741
Currency translation	(129)	—	—	(129)
Balance at March 31, 2016	$36,194	$22,420	$9,143	$67,757
Acquisition of Greco	13,619	—	—	13,619
Currency translation	(513)	—	—	(513)
Balance at March 31, 2017	$49,300	$22,420	$9,143	$80,863
The following table provides information about out intangible assets for the fiscal years ended March 31, 2017 and 2016 (in thousands, except years):

		March 31, 2017		March 31, 2016
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents (a)	12	$9,576	$(4,779)	$14,458	$(8,600)
Customer lists and amortized trademarks	12	81,121	(22,935)	71,475	(17,080)
Non-compete agreements	5	1,819	(334)	1,310	(405)
Other	12	4,849	(828)	3,769	(354)
		$97,365	$(28,876)	$91,012	$(26,439)
Trade names and trademarks not being amortized: (b)		$22,121	$—	$24,154	$—

(a)	During the fiscal years ended March 31, 2017 and 2016, we wrote off $4.0 million and $2.9 million of intangible assets that were fully amortized.

(b)
During the fiscal year ended March 31, 2017, we recognized a $2.8 million non-cash impairment charge related to the Strathmore trademark, which is included in the Coatings, Sealants and Adhesives segment.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the years ended March 31, 2017, 2016 and 2015 was $7.7 million, $7.1 million and $4.6 million, respectively. The following table presents the estimated future amortization of finite-lived intangible assets for the next five fiscal years ending March 31 (in thousands):

2018	$8,098
2019	7,250
2020	7,007
2021	6,784
2022	6,335
4. SPIN-OFF EXECUTIVE COMPENSATION
On August 28, 2014, the Board of Directors of Capital Southwest (our former parent company) adopted an executive compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to executive officers of Capital Southwest (the “Spin-Off Executive Compensation Plan”). The Spin-Off Executive Compensation Plan was intended to align the compensation of Capital Southwest’s executive officers with Capital Southwest’s key strategic objective of increasing the market value of Capital Southwest’s shares through a transformative transaction for the benefit of Capital Southwest’s shareholders. Under the Spin-Off Executive Compensation Plan, Joseph B. Armes, Kelly Tacke and Bowen S. Diehl were eligible to receive an amount equal to 6.0% of the aggregate appreciation in Capital Southwest’s share price from August 28, 2014 (using a base price of $36.16 per share) to the Trigger Event Date (later determined to be December 29, 2015, as discussed below)(the “Total Payment Amount”). The initial plan component consisted of nonqualified options awarded to purchase a total of 258,000 shares of Capital Southwest common stock. The second plan component consisted of total awards of 127,000 shares of Capital Southwest restricted common stock, which have voting rights, but do not have cash dividend rights. The final plan component consisted of cash incentive payments awarded to each of Mr. Armes, Ms. Tacke and Mr. Diehl in an amount equal to the excess of each awardee’s allocable portion of the Total Payment Amount over the aggregate value of the awardee’s restricted common stock and nonqualified option awards under the Spin-Off Executive Compensation Plan, calculated as of the Trigger Event Date. The equity based awards vest and become exercisable as follows: (1) 1/3 on the Trigger Event Date; (2) 1/3 on the first anniversary of the Trigger Event Date; and (3) 1/3 on the second anniversary of the Trigger Event Date. Generally, entitlement to such awards is conditioned on the awardee remaining in the employment of Capital Southwest or its subsidiaries on the vesting date, or in the event the employment of the awardee was transferred to CSWI, continuing employment by CSWI. Effective immediately with the spin-off of CSWI, both Joseph B. Armes and Kelly Tacke became employees of CSWI and Bowen Diehl remained an employee of Capital Southwest.
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
As of December 29, 2015, the cash component of the Spin-Off Executive Compensation Plan was calculated based on the volume weighted average price of Capital Southwest and CSWI common stock for the 20 trading days ended December 29, 2015. Effective with the Share Distribution, CSWI entered into an Employee Matters Agreement with Capital Southwest. Under this agreement, Capital Southwest retained the obligation to fund the cash incentive awards granted under the Spin-Off Executive Compensation Plan, and all liabilities with respect to such cash incentive awards remained liabilities of Capital Southwest. During the fiscal year ended March 31, 2017, we recorded total executive compensation expense for the cash incentive payments of $1.9 million for Mr. Armes and Ms. Tacke, and total stock compensation expense of $1.0 million. Within those amounts were $1.2 million and $1.0 million of cash incentive and stock compensation expenses, respectively, which were accelerated as a result of our chief financial officer transition in June 2016. During the fiscal year ended March 31, 2016, we recorded total executive compensation expense for the cash incentive payments of $1.3 million for Mr. Armes and Ms. Tacke, and total stock compensation expense of $0.3 million.
5. SHARE-BASED COMPENSATION
In September 2015, CSWI adopted and Capital Southwest approved (as our sole shareholder) our 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors, as well as the issuance of conversion awards in connection with the Share Distribution. As of March 31, 2017, 1,024,695 shares were available for issuance under the 2015 Plan.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in September 2015, in connection with the Spin-Off Executive Compensation Plan and Share Distribution, we issued 510,447 shares of common stock to adjust outstanding Capital Southwest equity-based awards to represent both Capital Southwest and CSWI equity-based awards. These conversion grants were issued on substantially the same terms and conditions as the prior Capital Southwest equity-based grants.
In connection with the Share Distribution, all stock option and restricted stock awards granted by Capital Southwest, including awards granted under the executive compensation plan discussed in Note 4, were adjusted and each holder of an award received both Capital Southwest and CSWI stock options and restricted stock awards.

•
Each Capital Southwest stock option was converted into both a Capital Southwest stock option and a CSWI stock option, with adjustments made to the exercise prices and number of shares subject to each option in order to preserve the aggregate intrinsic value of the original Capital Southwest stock option as measured immediately before and immediately after the Share Distribution, subject to rounding. The adjusted Capital Southwest stock options and CSWI stock options were subject to substantially the same terms, vesting conditions, post-termination exercise rules and other restrictions that applied to the original Capital Southwest stock options immediately before the Share Distribution. Options generally expire 10 years from the date of grant and generally vest on or after the first anniversary of the date of grant in five annual installments. The fair value of stock options is determined using the Black-Scholes pricing model and such fair value is expensed on a straight-line basis over the requisite service period.

•
The Capital Southwest restricted stock awards remained outstanding and the awardees additionally received one share of CSWI restricted stock for each share of Capital Southwest restricted stock held, which shares are subject to substantially the same terms, vesting conditions and other restrictions applicable to the Capital Southwest restricted stock award immediately before the Share Distribution. Restricted Stock awards generally have full voting and dividend rights, but are restricted with regard to sale or transfer. Unless otherwise specified in the award agreement, the restrictions do not expire for a minimum of one year and a maximum of five years and are subject to forfeiture during the restriction period. Typically, restricted share grants have staggered vesting periods over one to five years from the grant date. The fair value of restricted stock is based on the closing price of common stock on the date of grant and such fair value is expensed on a straight-line basis over the requisite service period.

The issuance of share-based compensation awards discussed above occurred in conjunction with the Share Distribution after the market closed on September 30, 2015. We record compensation expense for share-based awards granted by CSWI to CSWI employees and share-based awards granted by Capital Southwest to employees who are now employed by CSWI.
We recorded share-based compensation as follows for the fiscal year ended March 31, 2017 (in thousands):

	Fiscal Year Ended March 31, 2017
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$473	$2,341	$2,814
Related income tax benefit	(166)	(819)	(985)
Net share-based compensation expense	$307	$1,522	$1,829

	Fiscal Year Ended March 31, 2016
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$206	$750	$956
Related income tax benefit	(72)	(263)	(335)
Net share-based compensation expense	$134	$487	$621
No share-based compensation expense was recorded prior to October 1, 2015.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity, which represents outstanding CSWI awards, including conversion awards held by Capital Southwest employees is as follows:

	Fiscal Year Ended March 31, 2017
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2016	362,513	$24.53
Granted	—	—
Exercised	(85,981)	25.23
Canceled	(24,897)	23.11
Outstanding at March 31, 2017	251,635	$24.44	6.9	$3.1
Exercisable at March 31, 2017	170,412	$24.12	6.7	$2.1

	Fiscal Year Ended March 31, 2016
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2015	—	$—
Granted	368,487	24.40
Exercised	(5,974)	16.11
Canceled	—	—
Outstanding at March 31, 2016	362,513	$24.53	8.0	$2.7
Exercisable at March 31, 2016	131,161	$23.67	7.5	$1.1
At March 31, 2017, we had unrecognized compensation cost related to non-vested stock options of $0.2 million, which will be amortized into net income over the remaining weighted average vesting period of 1.0 year. Other than options granted in conjunction with the Share Distribution to convert existing Capital Southwest options during Fiscal 2016 at the time of the spin-off, no options were granted during the fiscal years ended March 31, 2017 or 2016. The intrinsic value of options exercised during the fiscal year ended March 31, 2017 was $0.6 million. Cash received for options exercised during the fiscal year ended March 31, 2017 was $2.2 million, and the tax benefit received was $0.1 million. The total fair value of stock options vested during the years ended March 31, 2017 and 2016 was $0.7 million and $0.5 million, respectively.
Restricted stock activity, which represents outstanding CSWI awards, including conversion awards held by Capital Southwest employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2016	181,977	$23.72
Granted	140,426	28.92
Vested	(87,643)	20.74
Canceled	(25,271)	28.98
Outstanding at March 31, 2017	209,489	$28.20
During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, except for restricted shares issued to adjust existing Capital Southwest restricted share awards under the Spin-Off Executive Compensation Plan (as discussed in Note 4). At March 31, 2017, we had unrecognized compensation cost related to unvested restricted shares of $4.1 million, which will be amortized into net income over the remaining weighted average vesting period of 2.0 years. The total fair value of restricted shares vested during the years ended March 31, 2017 and 2016 was $1.8 million and $0.7 million, respectively.
Restricted shares granted during the years ended March 31, 2017 and 2016 includes 49,373 and 17,449 shares, respectively, with performance-based vesting provisions, and vesting ranges from 0-100% based on pre-defined performance targets with market conditions. Performance-based restricted shares are earned upon the achievement of performance targets, and are payable in

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common shares. Compensation expense is recognized over a 36 month cliff vesting period based on the fair market value of our common shares on the date of grant.
6. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
Accounts receivable, net consists of the following (in thousands):

	March 31,
	2017	2016
Accounts receivable trade	$63,297	$53,423
Other receivables	1,998	422
	65,295	53,845
Less: Allowance for doubtful accounts	(1,513)	(1,208)
Accounts receivable, net	$63,782	$52,637
Inventories, net consist of the following (in thousands):

	March 31,
	2017	2016
Raw materials and supplies	$21,717	$26,019
Work in process	6,272	5,432
Finished goods	29,538	26,087
Total inventories	57,527	57,538
Less: LIFO reserve	(5,295)	(5,302)
Less: Obsolescence reserve	(1,831)	(602)
Inventories, net	$50,401	$51,634
Property, plant and equipment, net, consist of the following (in thousands):

	March 31,
	2017	2016
Land and improvements	$4,734	$4,739
Buildings and improvements	48,189	46,004
Plant, office and laboratory equipment	64,944	65,732
Construction in progress	3,347	6,917
	121,214	123,392
Less: Accumulated depreciation	(57,317)	(59,035)
Property, plant and equipment, net	$63,897	$64,357
Depreciation of property, plant and equipment was $7.9 million, $7.0 million and $5.9 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. Of these amounts, cost of revenues includes $5.6 million, $4.6 million and $3.9 million, respectively.
Other assets consists of the following (in thousands):

	March 31,
	2017	2016
Property held for investment (a)	$9,208	$9,290
Retirement assets in excess of benefit obligations	2,954	2,063
Other	3,849	4,545
Other assets	$16,011	$15,898

(a)	As of March 31, 2017 and 2016, $6.2 million and $6.2 million in assets were held for sale, respectively, in the "Other" segment.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued and other current expenses consist of the following (in thousands):

	March 31,
	2017	2016
Compensation and related benefits	$12,128	$12,502
Rebates and marketing agreements	2,726	1,976
Non-income taxes	817	1,378
Income taxes payable	106	939
Other accrued expenses	6,979	4,295
Accrued and other current liabilities	$22,756	$21,090
Other liabilities consists of the following (in thousands):

	March 31,
	2017	2016
Contingent consideration	$6,390	$5,854
Deferred income taxes	3,090	2,516
Other	3,900	3,450
Other liabilities	$13,380	$11,820
7. LONG-TERM DEBT
Debt consists of the following (in thousands):

	March 31,
	2017	2016
Revolving Credit Facility, interest rate of 2.23% and 2.18%, respectively	$60,625	$76,539
Whitmore term loan, interest rate of 2.98% and 2.43%, respectively	12,582	13,143
Total debt	73,207	89,682
Less: Current portion	(561)	(561)
Long-term debt	$72,646	$89,121
Revolving Credit Facility Agreement
On December 11, 2015, we entered into a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. Borrowings under this facility bear interest at the prime rate plus 0.25% or the London Interbank Offered Rate (“LIBOR”) plus 1.25%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at maturity. This facility is secured by substantially all of our assets. Borrowings under this facility were used as follows: (1) to repay the principal and interest outstanding under the RectorSeal Line of Credit and the Strathmore Acquisition Term Loan, (2) to pay fees incurred to enter into the agreement and (3) to acquire Leak Freeze. As of March 31, 2017 and 2016, we had $60.6 million and $76.5 million, respectively, in outstanding borrowings under this facility, which reduced our borrowing capacity to $239.4 million and $223.5 million, respectively, inclusive of the accordion feature. The Revolving Credit Facility contains certain customary restrictive covenants, including a requirement to maintain a minimum fixed charge coverage of ratio of 1.25 to 1.00 and a maximum leverage ratio of Funded Debt to EBITDA (as defined in the agreement) of 3.00 to 1.00. Covenant compliance is tested quarterly and we were in compliance with all covenants as of March 31, 2017. Interest payments related to a portion of the outstanding balance under the Revolving Credit Facility are hedged under an interest rate swap agreement as described in Note 10.
Whitmore Term Loan
As of March 31, 2017, The Whitmore Manufacturing Company (one of our wholly-owned operating subsidiaries) had a secured term loan outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility. The term loan matures on July 31, 2029, with payments of $140,000 due each quarter. Borrowings under the term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%. As of March 31, 2017 and 2016, Whitmore had $12.6 million and $13.1 million, respectively, in outstanding borrowings under the term loan. Interest payments under the Whitmore term loan are hedged under an interest rate swap agreement as described in Note 10.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Strathmore Acquisition Term Loan
Whitmore had a $$70.0 million secured term loan outstanding to support the acquisition of Strathmore. The term loan was scheduled to mature on April 27, 2020 and was secured by the assets of Whitmore and Strathmore, excluding certain real property. Borrowings under the term loan bore interest at a variable annual rate equal to one month LIBOR plus 3.0%. We made quarterly payments of $875,000 in both July 2015 and October 2015. The remaining principal balance of $$68.3 million was repaid on December 11, 2015 with borrowings under the Revolving Credit Facility, and the term loan was terminated.
Future Minimum Debt Payments
Future minimum debt payments are as follows for fiscal years ending March 31 (in thousands):

2018	$561
2019	561
2020	561
2021	61,186
2022	561
Thereafter	9,777
Total	$73,207
Operating Leases
We have entered into non-cancelable operating leases with initial terms in excess of one year for manufacturing and office facilities. The leases expire at various times through 2026. Future minimum lease payments under these leases for fiscal years ending March 31 are as follows (in thousands):

2018	$2,929
2019	2,729
2020	2,485
2021	2,257
2022	1,295
Thereafter	4,136
Total	$15,831
Rental expense under operating leases was $3.0 million, $2.6 million and $2.4 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
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

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the fiscal years ended March 31, 2017, 2016 and 2015 (amounts in thousands, except per share data):

	Fiscal Years Ended March 31,
	2017	2016	2015
Net income for basic and diluted earnings per share	$11,071	$25,471	$29,705
Weighted average shares:
Common stock	15,555	15,443	15,441
Participating securities	218	182	142
Denominator for basic earnings per common share	15,773	15,625	15,583
Potentially dilutive securities (a)	66	50	41
Denominator for diluted earnings per common share	15,839	15,675	15,624

Net earnings per common share:
Basic	$0.70	$1.63	$1.91
Diluted	0.70	1.62	1.90

(a)
No shares were excluded as being anti-dilutive for the fiscal years ended March 31, 2017 or 2016. We have excluded 29,877 shares for the fiscal year ended March 31, 2015 as their effect would have been anti-dilutive.

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

10. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING
We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of March 31, 2017 and 2016, we had $43.2 million and $46.4 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At March 31, 2017, the maximum remaining length of any interest rate swap contract in place was approximately 12.3 years.
The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	March 31,
	2017	2016
Current derivative liabilities	$199	$511
Non-current derivative liabilities	420	1,366
The impact of changes in fair value of interest rate swaps is included in Note 16.
On June 17, 2016, we entered into a foreign exchange forward contract, not designated as a hedging instrument, to hedge our exposure associated with assets denominated in British pounds. The forward contract was settled on September 29, 2016 resulting in a net gain of $0.2 million, which was included in other income (expense), net on our consolidated statement of income for the year ended March 31, 2017.
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

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE MEASUREMENTS
The fair value of interest rate swaps discussed in Note 10 are determined using Level II inputs. The carrying value of our debt, included in Note 7, approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, accounts payable) approximated their fair values at March 31, 2017 and 2016 due to their short-term nature.
The fair values of acquisition-related contingent payments are estimated using Level III inputs. The contingent payment related to the Strathmore acquisition utilized the Monte Carlo simulation methodology, and the most significant factor in the valuation is Strathmore’s projected earnings before interest, taxes, depreciation and amortization.  This contingent payment was reduced to $0 during the quarter ended December 31, 2015 based on expected achievement of performance metrics. The contingent payment related to the acquisition of the Deacon assets utilized the weighted average probability method using forecasted sales. The most significant factor in the valuation is projected net revenues resulting from sales of Deacon products. The contingent payment related to the acquisition of assets from SureSeal utilized the weighted average probability method using forecasted sales and gross margin. The most significant factor in the valuation is projected net revenues resulting from sales of SureSeal products.
The following table sets forth the changes in fair value recognized within the selling, general and administrative expenses of our condensed consolidated statements of income (in millions):

	Strathmore	Deacon	SureSeal	Total
Balance at April 1, 2015	$—	$—	$5.1	$5.1
Acquisition of Strathmore	2.0	—	—	2.0
Acquisition of Deacon	—	0.5	—	0.5
Change due to accretion	—	—	0.4	0.4
Change in estimate	(2.0)	(0.1)	—	(2.1)
Balance at March 31, 2016	—	0.4	5.5	5.9
Change due to accretion	—	—	0.7	0.7
Change in estimate	—	(0.4)	0.2	(0.2)
Balance at March 31, 2017	$—	$—	$6.4	$6.4

12. RETIREMENT PLANS
We maintain a frozen qualified defined benefit pension plan (the “Qualified Plan”) that covers certain of our U.S. employees. The Qualified Plan was previously closed to employees hired or re-hired on or after January 1, 2015 and it was also amended to freeze benefit accruals and to modify certain ancillary benefits provided under the Qualified Plan effective as of September 30, 2015. Benefits are based on years of service and an average of the highest five consecutive years of compensation during the last ten years of employment. A remeasurement was performed at September 30, 2015 to reflect the amendment of the Qualified Plan that froze participation and all future benefit accruals. The freeze of the Qualified Plan as of September 30, 2015 required the immediate recognition of a curtailment gain due to the accelerated recognition of all remaining prior service costs (benefits) and the decrease in the projected benefit obligation. The freeze of the Qualified Plan reduced net periodic pension expense for the remainder of fiscal year 2015 based on the remeasurement. The funding policy of the Qualified Plan is to contribute annual amounts that are currently deductible for federal income tax purposes. No contributions were made during the fiscal years ended March 31, 2017, 2016 or 2015.
We maintain a frozen unfunded retirement restoration plan (the “Restoration Plan”) that is a non-qualified plan providing for the payment to participating employees, upon retirement, of the difference between the maximum annual payment permissible under the Qualified Plan pursuant to federal limitations and the amount that would otherwise have been payable under the Qualified Plan. As with the Qualified Plan, the Restoration Plan was closed to new participants on January 1, 2015 and amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015.
We maintain a registered defined benefit pension plan (the "Canadian Plan") that covers all of our employees based at our facility in Alberta, Canada. Employees are eligible for membership in the plan following the completion of one year of employment.  Benefits accrue to eligible employees based on years of service and an average of the highest 60 consecutive months of compensation during the last 10 consecutive years of employment.  Benefit eligibility typically occurs upon the first day of the month following an eligible employee’s reaching age 65, and plan benefits are typically paid monthly in advance for the lifetime of the participant.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plans described above (collectively, the "Plans") are presented in aggregate as the impact of the Restoration Plan and Canadian Plan to our consolidated financial position and results of operations is not material.
The following are assumptions related to the Plans:

	Year ended March 31,
	2017	2016	2015
Assumptions used to determine benefit obligations:
Discount rate	4.23%	4.50%	4.25%
Rate of compensation increases	(a)	(a)	5.00%
Assumptions used to determine net pension expense:
Discount rate	4.50%	4.25%	5.00%
Expected return on plan assets	6.19%	7.00%	7.00%
Rate of compensation increases	(a)	(a)	5.00%

(a)	Rate of compensation increase is no longer relevant to the Qualified Plan or Restoration Plan due to freezing benefit accruals. The rate of compensation increase on the Canadian Plan is 3.0%.
The factors used in determination of these assumptions are described in Note 1.
Net pension (benefit) expense for the Plans was (in thousands):

	For the year ended March 31,
	2017	2016	2015
Service cost – benefits earned during the year	$94	$2,069	$3,105
Interest cost on projected benefit obligation	2,637	2,739	2,579
Expected return on assets	(3,723)	(3,226)	(2,406)
Net amortization and deferral	6	9	121
Curtailment benefit	—	(8,020)	—
Net pension (benefit) expense	$(986)	$(6,429)	$3,399
The estimated prior service costs and the estimated net loss for the Plans that will be amortized from accumulated other comprehensive loss into pension expense in the fiscal year ended March 31, 2018 is $0 and $24,000, respectively.
The following is a summary of the changes in the Plans' pension obligations (in thousands):

	March 31,
	2017	2016
Benefit obligation at beginning of year	$60,561	$65,631
Service cost	94	2,069
Interest cost	2,637	2,739
Actuarial loss	(2,091)	(2,285)
Benefits paid	(2,514)	(1,416)
Curtailment impact	—	(14,793)
Impact of Share Distribution (a)	—	8,616
Other adjustment (b)	2,815	—
Currency translation impact	(68)	—
Benefit obligation at end of year	$61,434	$60,561
Accumulated benefit obligation	$61,132	$60,561

(a)	Additional obligations that were included relate to employees who transferred from Capital Southwest to CSWI upon completion of the Share Distribution.

(b)	Reflects amounts associated with the plan assets and obligations of the Canadian Plan that were previously omitted from aggregate pension disclosures due to immateriality..

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Plans' assets (in thousands):

	March 31,
	2017	2016
Fair value of plan assets at beginning of year	$60,878	$43,087
Actual return on plan assets	1,523	578
Benefits paid	(2,420)	(1,410)
Company contributions	83	—
Impact of Share Distribution (a)	—	18,623
Other adjustment (b)	2,263	—
Currency translation impact	(56)	—
Fair value of plan assets at end of year	$62,271	$60,878

(a)	Assets previously held by Capital Southwest were contributed to CSWI in conjunction with the Share Distribution.

(b)	Reflects amounts associated with the plan assets and obligations of the Canadian Plan that were previously omitted from aggregate pension disclosures due to immateriality.
We made no contributions to the Qualified Plan in the fiscal year ended March 31, 2017 and do not expect to make any contributions in the fiscal year ended March 31, 2018. We contributed $0.1 million to the Canadian Plan in the fiscal year ended March 31, 2017 and estimate that our contribution in the fiscal year ended March 31, 2018 will be $0.1 million.
The following summarizes the net pension asset (liability) for the Plans (in thousands):

	March 31,
	2017	2016
Plan assets at fair value	$62,271	$60,878
Benefit obligation	(61,434)	(60,561)
Funded status	$837	$317
The following summarizes amounts recognized in the balance sheet for the Plans (in thousands):

	March 31,
	2017	2016
Noncurrent assets	$2,955	$2,063
Current liabilities	(654)	—
Noncurrent liabilities	(1,464)	(1,746)
Funded status	$837	$317

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in the benefit obligation (in thousands):

	March 31,
	2017	2016
Accumulated other comprehensive loss at beginning of year	$(1,229)	$(5,210)
Amortization of net loss	17	20
Amortization of prior service credit	3	(21)
Curtailment impact	—	5,213
Impact of Share Distribution (a)	—	(467)
Net loss arising during the year	(63)	(764)
Other adjustment (b)	(644)	—
Currency translation impact	15	—
Accumulated other comprehensive loss at end of year	$(1,901)	$(1,229)

(a)	Deferred losses attributable to obligations related to employees who transferred from Capital Southwest to CSWI upon completion of the Share Distribution.

(b)	To recognize an adjustment, net of tax, to accumulated other comprehensive loss associated with the Canadian Plan.

Amounts recorded in accumulated other comprehensive loss consist of (in thousands):

	March 31,
	2017	2016
Net prior service cost	$45	$—
Net loss	(1,946)	(1,229)
Accumulated other comprehensive loss	$(1,901)	$(1,229)
The current target allocations for plan assets are 15% – 20% equity securities, 75% – 80% for fixed income securities and 0% – 5% for alternatives. The actual asset allocations for the Plans are as follows:

	As of March 31,
Asset category	2017	2016
Equity securities	17%	35%
Fixed income securities	78%	59%
Other	4%	2%
Cash and cash equivalents	1%	4%
Total	100%	100%

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plans' assets, shown below, are presented at fair value, as described in Note 1. The fair values of our Plans' assets were (in thousands):

	As of March 31, 2017				As of March 31, 2016
		Hierarchical Levels				Hierarchical Levels
Asset category	Total	I	II	III	Total	I	II	III
Equity securities (a)	$10,850	$333	$10,517	$—	$21,183	$2,455	$18,728	$—
Fixed income securities (b)	48,312	—	48,312	—	35,719	3,979	31,740	—
Other (c)	2,760	493	2,267	—	1,474	935	539	—
Cash and cash equivalents	349	349	—	—	2,502	2,502	—	—
Total	$62,271	$1,175	$61,096	$—	$60,878	$9,871	$51,007	$—

(a)
This category includes investment in equity securities of large, medium and small companies and equity investments in foreign companies. Mutual funds included in this category are valued using the net asset value per unit as of the valuation date. These investments include shares of Capital Southwest common stock. As of March 31, 2017 and 2016, Capital Southwest common stock represented 0% and 1.2%, respectively, of the fair value of the plan assets and CSWI common stock represented 0% and 1.9%, respectively, of the fair value of the plan assets.

(b)	This category includes investments in investment grade fixed income instruments, primarily U.S. government obligations.

(c)
This category includes investments in commodity linked and real estate funds within the U.S. and investments in funds that invest in a combination of U.S. and Non-U.S. equity and Canadian fixed income securities.

The following table summarizes the expected cash benefit payments for the Plans for fiscal years ending March 31 (in millions):

2018	$2.5
2019	2.7
2020	2.9
2021	3.1
2022	3.3
Thereafter	17.9
Defined Contribution Plan
Effective October 1, 2015, we began to sponsor a defined contribution plan covering substantially all of our U.S. employees. Employees may contribute to this plan, and these contributions are matched by us up to 6.0% of eligible earnings. Additionally, we contribute 3.0% of eligible earnings to employees regardless of their level of participation in the plan, which is discretionary and subject to adjustment based on profitability. Effective January 1, 2017, the 3.0% discretionary contribution is contributed at the end of the calendar year. Contributions to the defined contribution plan were $3.3 million and $1.7 million for the years ended March 31, 2017 and March 31, 2016.
Employee Stock Ownership Plan
Prior to the Share Distribution, we sponsored two qualified, non-leveraged employee stock ownership plans (“ESOP”) in which domestic employees were eligible to participate following the completion of one year of service. The ESOPs provided annual discretionary contributions of up to the maximum amount that is deductible under the Internal Revenue Code. Contributions to the ESOPs were invested in Capital Southwest common stock. A participant’s interest in contributions to the ESOPs fully vests after three years of credited service or upon retirement, permanent disability (each, as defined in the plan document) or death. Effective with the Share Distribution, the two ESOP plans were merged and sponsorship was transferred to CSWI and made available to domestic employees of CSWI. Future contributions to the ESOP will be invested in CSWI common stock.
We recorded total contributions to the ESOPs of $2.1 million, $1.6 million and $2.3 million during the fiscal years ended March 31, 2017, 2016 and 2015, respectively, based on performance in the prior fiscal year. During the fiscal year ended March 31, 2017, $1.5 million was recorded to expense based on performance in the fiscal year ended March 31, 2017 and is expected to be contributed to the ESOP in the fiscal year ending March 31, 2018.
The ESOPs held 597,434 and 907,748 shares of Capital Southwest common stock as of March 31, 2017 and 2016, respectively. The ESOP held 660,518 and 907,748 shares of CSWI common stock as of March 31, 2017 and 2016, respectively.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES
Income before income taxes was comprised of the following (in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
U.S. Federal	$18,910	$40,981	$39,511
Foreign	2,634	3,244	5,417
Income before income taxes	$21,544	$44,225	$44,928
Income tax expense consists of the following (in thousands):

	Current	Deferred	Total
Fiscal year ended March 31, 2017:
U.S. Federal	$5,686	$2,469	$8,155
State and local	1,481	317	1,798
Foreign	1,201	(681)	520
Provision for income taxes	$8,368	$2,105	$10,473
Fiscal year ended March 31, 2016:
U.S. Federal	$9,210	$7,573	$16,783
State and local	1,368	(136)	1,232
Foreign	914	(175)	739
Provision for income taxes	$11,492	$7,262	$18,754
Fiscal year ended March 31, 2015:
U.S. Federal	$14,920	$(1,848)	$13,072
State and local	933	3	936
Foreign	1,637	(422)	1,215
Provision for income taxes	$17,490	$(2,267)	$15,223
Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Computed tax expense at statutory rate	7,540	15,479	15,727
Increase (reduction) in income taxes resulting from:
FIN 48 liability	1,593	1,277	—
State and local income taxes, net of federal benefits	1,319	1,055	569
Permanent differences	687	1,399	529
Domestic production activity deduction	(545)	(420)	(817)
Foreign rate differential	(457)	(642)	(75)
Difference in U.S. rate	—	(107)	(45)
Other, net	336	713	(665)
Provision for income taxes	$10,473	$18,754	$15,223
The effective tax rates for the fiscal years ended March 31, 2017, 2016 and 2015 were 48.6%, 42.4% and 33.9%, respectively. The current year tax rate was higher, compared to the prior years, as a result of transaction costs incurred with the Share Distribution that are not deductible for tax purposes, an increase in the reserve for uncertain tax positions and an increase in state and local income taxes. Other items impacting the effective tax rate include foreign operations activities in countries with lower statutory rates and domestic operations activity in states with higher statutory rates.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below (in thousands):

	As of March 31,
	2017	2016
Deferred tax assets:
Pension and other employee benefits	$3,289	$38
Accrued compensation	2,621	1,712
Inventory reserves	1,876	2,319
Net operating loss carryforwards	565	160
Accrued expenses	2	370
Other	1,485	2,289
Deferred tax assets	9,838	6,888
Valuation allowance	(107)	(107)
Deferred tax assets, net of valuation allowance	9,731	6,781
Deferred tax liabilities:
Property, plant and equipment	(6,719)	(5,819)
Goodwill and intangible assets	(5,313)	(2,567)
Deferred gain	(783)	(716)
Other	(6)	(195)
Deferred tax liabilities	(12,821)	(9,297)
Net deferred tax liabilities	$(3,090)	$(2,516)
As of March 31, 2017 and 2016, we had $0.6 million and $0.2 million, respectively, in tax effected net operating loss carryforwards. Net operating loss carryforwards will expire in periods beyond the next 5 years. Our acquisition of Greco resulted in an ownership change under Section 382 of the Internal Revenue Code.  We believe that the total tax effected net operating loss carryforward of Greco as of February 28, 2017, the date of acquisition, is less than $0.5 million.  The ability to utilize such net operating loss carryforward to offset post-acquisition net income of other members of the Company's U.S. consolidated group is limited under Section 382 of the Internal Revenue Code.  For the fiscal year ended March 31, 2017, the annual limitation was pro-rated resulting in utilization of the net operating loss carryforward equal to one-twelfth of the annual limitation.  No provision is made for U.S. income and foreign withholding taxes applicable to undistributed earnings of certain foreign entities since these earnings are considered to be permanently reinvested.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	March 31,
	2017	2016
Balance at beginning of year	$900	$—
Increases related to prior year tax positions	916	900
Increases related to current year tax positions	730	—
Settlement	(521)	—
Balance at end of year	$2,025	$900
We have accrued interest and penalties on uncertain tax positions of $0.2 million and $0.2 million, respectively, for the year ended March 31, 2017 and $0.2 million and $0.2 million, respectively, for the year ended March 31, 2016. We did not recognize any interest and penalties for uncertain tax positions for the year ended March 31, 2015. We are currently not under examination for any of our U.S. federal income taxes.
14. RELATED PARTY TRANSACTIONS
We paid $0.1 million in consulting fees for the fiscal year ended March 31, 2017 to a company owned by a member of our board of directors.
We paid $0, $0.2 million and $0.5 million in management fees for the fiscal years ended March 31, 2017, 2016 and 2015 to a management company subsidiary of Capital Southwest for services rendered during each respective fiscal year. These amounts

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are presented in selling, general and administrative expenses in the consolidated income statements, and payments ceased in connection with the Share Distribution.
We paid $0, $0.3 million and $8.3 million in dividends to Capital Southwest during the fiscal years ended March 31, 2017, 2016 and 2015, respectively, as Capital Southwest was our sole shareholder until the Share Distribution.
As of March 31, 2017 and 2016, 597,434 and 907,748 shares, respectively, of Capital Southwest stock were held under the ESOP and no shares of Capital Southwest stock were held in the Qualified Plan.
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
15. CONTINGENCIES
From time to time, we are involved in various claims and legal actions which arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands).

	Fiscal Years Ended March 31,
	2017	2016
Currency translation adjustments:
Balance at beginning of period	$(5,248)	$(3,877)
Adjustments for foreign currency translation	(2,884)	(1,371)
Balance at end of period	$(8,132)	$(5,248)
Interest rate swaps:
Balance at beginning of period	$(1,221)	$(1,206)
Unrealized gains (losses), net of taxes of $(261) and $219, respectively (a)	485	(407)
Reclassification of losses included in interest expense, net of taxes of $(180) and $(211), respectively	334	392
Other comprehensive income (loss)	819	(15)
Balance at end of period	$(402)	$(1,221)
Defined benefit plans:
Balance at beginning of period	$(1,229)	$(5,210)
Amortization of net prior service benefit, net of taxes of $(2) and $11, respectively (b)	3	(21)
Amortization of net loss, net of taxes of $(7) and $(11), respectively (b)	17	20
Net loss arising during the year, net of tax of $42 and $411, respectively	(63)	(764)
Impact of Share Distribution, net of tax of $0 and $251, respectively	—	(467)
Curtailment, net of taxes of $0 and $(2,807), respectively	—	5,213
Other adjustment, net of taxes of $276 and $0, respectively (c)	(644)	—
Currency translation impact	15	—
Other comprehensive (loss) income	(672)	3,981
Balance at end of period	$(1,901)	$(1,229)

(a)
Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.3 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at March 31, 2017.

(b)
Amortization of prior service costs and actuarial losses out of accumulated other comprehensive loss are included in the computation of net periodic pension expenses. See Note 12 for additional information.

(c)	To recognize an adjustment, net of tax, to accumulated other comprehensive income associated with the Canadian Plan.
17. SEGMENTS
As described in Note 1, we conduct our operations through three business segments:

•	Industrial Products;

•	Coatings, Sealants & Adhesives; and

•	Specialty Chemicals.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the financial information of our reporting segments reconciled to the amounts reported in the consolidated financial statements (in thousands).

Year ended March 31, 2017
	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$158,654	$96,869	$71,469	$326,992	$92	$327,084
Operating income	32,893	851	2,012	35,756	(13,275)	22,481
Depreciation and amortization	6,963	3,647	4,812	15,422	374	15,796

Year ended March 31, 2016
	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$138,594	$106,035	$74,930	$319,559	$272	$319,831
Operating income	31,075	10,911	12,490	54,476	(6,990)	47,486
Depreciation and amortization	6,530	3,819	3,744	14,093	68	14,161

Year ended March 31, 2015
	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$118,422	$52,119	$89,738	$260,279	$1,555	$261,834
Operating income	19,711	11,420	13,016	44,147	(113)	44,034
Depreciation and amortization	6,108	1,117	3,290	10,515	—	10,515
During the year ended March 31, 2017, we recorded restructuring charges of $0.4 million and $4.3 million in our Industrial Products and Coatings, Sealants & Adhesives segments, respectively. During the year ending March 31, 2018, we expect to to record additional restructuring charges of $0.3 million and $0 in our Industrial Products and Coatings, Sealants & Adhesives segments, respectively.
During the year ended March 31, 2016, we recorded pension plan curtailment benefits of $3.2 million, $1.4 million and $3.4 million in our Industrial Products, Coatings, Sealants & Adhesives segments and Specialty Chemicals segments, respectively.

Total Assets
	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
March 31, 2017	$171,147	$110,724	$96,510	$378,381	$19,283	$397,664
March 31, 2016	154,583	128,886	97,539	381,008	11,252	392,260
March 31, 2015	137,148	42,010	95,389	274,547	11,974	286,521
Geographic information – We attribute sales to different geographic areas based on the destination of the product or service delivery. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes. No individual country, except for the U.S., accounted for more than 10% of consolidated net revenues or total long-lived assets.
Sales and long-lived assets by geographic area are as follows (in thousands, except percent data):

	For the Years Ended March 31,
	2017		2016		2015
U.S.	$279,281	85.4%	$257,941	80.6%	$197,944	75.6%
Non-U.S. (a)	47,803	14.6%	61,890	19.4%	63,890	24.4%
Revenues, net	$327,084	100.0%	$319,831	100.0%	$261,834	100.0%

(a)	No individual country within this group represents 10% or more of consolidated totals for any period presented.

CSW INDUSTRIALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31,
	2017		2016		2015
U.S.	$223,855	89.1%	$220,878	94.4%	$134,117	90.3%
Non-U.S.	27,526	10.9%	12,990	5.6%	14,457	9.7%
Long-lived assets (a)	$251,381	100.0%	$233,868	100.0%	$148,574	100.0%

(a)	Long-lived assets consists primarily of property, plant and equipment, intangible assets, goodwill and other assets, net of deferred taxes.
Major customer information – We have a large number of customers across our locations and do not believe that we have sales to any individual customer that represent 10% or more of consolidated net revenues for any of the fiscal years presented.
18. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents a summary of the unaudited quarterly data for the fiscal years ending March 31, 2017 and 2016 (amounts in millions, except per share data):

	Fiscal Year ended March 31, 2017
Quarter	4th	3rd	2nd	1st
Revenues, net	$87.4	$75.5	$80.1	$84.1
Gross profit	31.0	28.9	35.7	38.2
Income before income taxes	4.0	3.3	7.0	7.2
Net income	2.8	0.4	3.8	4.1
Net earnings per common share (a)(b):
Basic	$0.17	$0.03	$0.24	$0.26
Diluted	0.17	0.03	0.24	0.26

	Fiscal Year ended March 31, 2016
Quarter	4th	3rd	2nd	1st
Revenues, net	$76.3	$70.9	$83.7	$88.9
Gross profit	34.6	32.1	40.8	40.4
Income before income taxes	6.0	4.8	19.8	13.6
Net income	1.8	2.0	13.0	8.7
Net earnings per common share (a)(b):
Basic	$0.12	$0.13	$0.83	$0.56
Diluted	0.12	0.13	0.83	0.55

(a)
Net earnings per common share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.

(b)
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

Significant pre-tax adjustments recorded in the quarter ended March 31, 2017 included restructuring ($0.9 million), implementation costs related to design of our internal controls framework ($0.5 million), transaction costs incurred related to our acquisition of Greco ($0.4 million) and trademark impairments ($0.2 million).
Significant pre-tax adjustments recorded in the quarter ended March 31, 2016 included organizational start-up costs incurred in connection with the Share Distribution ($0.6 million).
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that the information, which we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the United States ("U.S.") Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the preparation of this Annual Report on Form 10-K ("Annual Report") for the year ended March 31, 2017, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017 as required by Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
Management’s Report on Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of March 31, 2017, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of March 31, 2017, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.
We have audited the internal control over financial reporting of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2017, and our report dated June 14, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
June 14, 2017

PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2017.
ITEM 11: EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2017.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2017.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2017.
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2017.
PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	33
CSW Industrials, Inc. Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2017 and 2016	35
For each of the three years in the period ended March 31, 2017:
Consolidated Statements of Income	36
Consolidated Statements of Comprehensive Income	36
Consolidated Statements of Equity	37
Consolidated Statements of Cash Flows	38
Notes to Consolidated Financial Statements	39
(2) Financial Statement Schedules
None.
(3) Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: June 14, 2017	CSW INDUSTRIALS, INC.

	By:	/s/ Joseph B. Armes
Joseph B. Armes
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph B. Armes	Chief Executive Officer	June 14, 2017
Joseph B. Armes	(Principal Executive Officer)

/s/ Greggory W. Branning	Chief Financial Officer	June 14, 2017
Greggory W. Branning	(Principal Financial and Accounting Officer)

/s/ Michael R. Gambrell	Director	June 14, 2017
Michael R. Gambrell

/s/ Terry L. Johnston	Director	June 14, 2017
Terry L. Johnston

/s/ Linda A. Livingstone	Director	June 14, 2017
Linda A. Livingstone, Ph.D.

/s/ William F. Quinn	Director	June 14, 2017
William F. Quinn

/s/ Robert M. Swartz	Director	June 14, 2017
Robert M. Swartz

/s/ J. Kent Sweezey	Director	June 14, 2017
J. Kent Sweezey

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
2.1	Distribution Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, filed on September 9, 2015)
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
10.5
Amended and Restated CSW Industrials, Inc. 2015 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 12, 2016) +

10.6
Employment agreement by and between CSW Industrials, Inc. and Joseph Armes, dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +

10.7	Form of Employee Restricted Stock Award Agreement (time vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +
10.8	Form of Employee Restricted Stock Award Agreement (performance vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +
10.9*	Form of Employee Performance Share Award Agreement +
10.10	Form of Non-Employee Director Restricted Stock Award (time vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +
10.11
Form of Incentive Stock Option Right Award Agreement (replacement award agreement) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +

10.12
Form of Non-Qualified Stock Option Right Award Agreement (replacement award agreement) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +

10.13	Form of Restricted Share Award Agreement (replacement award agreement) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +
10.14
Form of Non-Qualified Stock Option Right Award Agreement (executive compensation plan – replacement award agreement) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +

10.15
Form of Restricted Share Award Agreement (executive compensation plan – replacement award agreement) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +

10.16	Consulting Agreement between CSW Industrials, Inc. and GamCo, LLC (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed on June 8, 2016) +
10.17	CSW Industrials, Inc. Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016) +

EXHIBIT NUMBER	DESCRIPTION
10.18
Agreement dated July 17, 2016 by and among CSW Industrials, Inc, and the entities and natural persons listed thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 18, 2016)

10.19	Employment Release Agreement between CSW Industrials, Inc. and Kelly Tacke (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2016) +
21.1*	List of subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Management contracts and compensatory plans required to be filed as exhibits to this Annual Report on Form 10-K.