Form 10-Q
period 2017-06-30
CSW INDUSTRIALS, INC.
filed 2017-08-09
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
_____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 2, 2017, there were 15,887,967 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2017 and 2016 (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2017 and March 31, 2017 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016 (unaudited)	3
	Notes to the Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	21
SIGNATURES		22
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION
CSW INDUSTRIALS, INC.

Item 1.	Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
	2017	2016
	(in thousands, except per share amounts)
Revenues, net	$98,027	$84,107
Cost of revenues	(55,658)	(45,904)
Gross profit	42,369	38,203
Selling, general and administrative expenses	(28,106)	(29,711)
Impairment expenses	—	(1,082)
Operating income	14,263	7,410
Interest expense, net	(631)	(748)
Other income (expense), net	(313)	538
Income before income taxes	13,319	7,200
Provision for income taxes	(4,805)	(3,104)
Net income	$8,514	$4,096
Net earnings per common share:
Basic	$0.54	$0.26
Diluted	0.54	0.26
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Net income	$8,514	$4,096
Other comprehensive income (loss):
Foreign currency translation adjustments	1,676	(1,324)
Cash flow hedging activity, net of taxes of $22 and $120, respectively	(41)	(223)
Pension and other post retirement effects, net of taxes of $(5) and $(5), respectively	(9)	10
Other comprehensive income (loss)	1,626	(1,537)
Comprehensive income	$10,140	$2,559
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	March 31, 2017
	(in thousands )
ASSETS
Current assets:
Cash and cash equivalents	$25,926	$23,146
Bank time deposits	1,829	1,776
Accounts receivable, net of allowance of $1,521 and $1,513, respectively	71,270	63,782
Inventories, net	51,194	50,401
Prepaid expenses and other current assets	6,938	7,178
Total current assets	157,157	146,283
Property, plant and equipment, net of accumulated depreciation of $60,136 and $57,317, respectively	64,048	63,897
Goodwill	81,286	80,863
Intangible assets, net	88,894	90,610
Other assets	16,165	16,011
Total assets	$407,550	$397,664
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,563	$14,419
Accrued and other current liabilities	30,829	22,756
Current portion of long-term debt	561	561
Total current liabilities	48,953	37,736
Long-term debt	66,630	72,646
Retirement benefits payable	1,252	1,464
Other long-term liabilities	7,130	13,380
Total liabilities	123,965	125,226
Equity:
Common shares, $0.01 par value	157	157
Shares authorized – 50,000
Shares issued – 15,846 and 15,846, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized – 10,000
Shares issued – 0
Additional paid-in capital	39,212	38,701
Treasury shares, at cost	(1,021)	(1,011)
Retained earnings	254,046	245,026
Accumulated other comprehensive loss	(8,809)	(10,435)
Total equity	283,585	272,438
Total liabilities and equity	$407,550	$397,664
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$8,514	$4,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,017	2,141
Amortization of intangible and other assets	2,215	1,986
Provision for inventory reserves	175	—
Share-based and other executive compensation	1,017	2,730
Net loss (gain) on sales of property, plant and equipment	105	(266)
Net pension benefit	(319)	(313)
Impairment of assets	—	1,082
Net deferred taxes	(173)	553
Changes in operating assets and liabilities:
Accounts receivable, net	(7,277)	(5,977)
Inventories, net	(853)	586
Prepaid expenses and other current assets	262	69
Other assets	6	54
Accounts payable and other current liabilities	4,665	(2,486)
Retirement benefits payable and other liabilities	95	(404)
Net cash provided by operating activities	10,449	3,851
Cash flows from investing activities:
Capital expenditures	(2,300)	(2,772)
Proceeds from sale of assets held for investment	—	252
Net change in bank time deposits	(5)	(39)
Cash paid for acquisitions	(44)	—
Net cash used in investing activities	(2,349)	(2,559)
Cash flows from financing activities:
Repayments of lines of credit	(6,015)	(5,140)
Purchase of treasury shares	(10)	(556)
Net cash used in financing activities	(6,025)	(5,696)
Effect of exchange rate changes on cash and equivalents	705	127
Net change in cash and cash equivalents	2,780	(4,277)
Cash and cash equivalents, beginning of period	23,146	25,987
Cash and cash equivalents, end of period	$25,926	$21,710

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES
CSW Industrials, Inc. (“CSWI,” the “Company,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across three segments: Industrial Products; Coatings, Sealants and Adhesives; and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating and air conditioning (“HVAC”) and refrigeration applications, coatings and sealants and high performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5 ™ thread sealants, KOPR KOTE™ anti-seize lubricants, Safe-T-Switch® condensate overflow shutoff devices, KATS® coatings, Air Sentry® breathers, RailPlex® tank car coatings, Deacon® high temperature sealants, AC Leak Freeze® refrigerant leak repair solutions and Greco Aluminum Railings™. Our products are well known in the specific markets we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC, industrial, rail, plumbing, architecturally-specified building products, energy, mining and other general industrial markets.
Restructuring
During the quarter ended September 30, 2016 we initiated restructuring programs related to our Coatings, Sealants & Adhesives and our Industrial Products segments. The programs were initiated in response to excess capacity due to contraction in the markets we serve, which caused us to perform a facility rationalization analysis. Restructuring charges are as follows (in thousands):

	Severance/ Retention	Asset Write- down	Other (a)	Total
Three Months Ended June 30, 2017
Cost of revenues	$29	$69	$327	$425
Selling, general and administrative	—	—	37	37
Total	$29	$69	$364	$462

Inception to Date Restructuring Charges
Cost of revenues	$597	$69	$994	$1,660
Selling, general and administrative	451	2,800	212	3,463
Total	$1,048	$2,869	$1,206	$5,123

Total Expected Restructuring Charges (b)
Cost of revenues	$597	$69	$1,094	$1,760
Selling, general and administrative	451	2,800	212	3,463
Total	$1,048	$2,869	$1,306	$5,223

(a)
Other consists of moving costs related to relocation of manufacturing activities, consulting fees for production and efficiency support, recruiting fees to increase staff in locations where production is being relocated and duplicate and inefficient labor incurred during the transition and relocation. These charges will be expensed as incurred.

(b)
Total expected restructuring charges represent management's best estimate to date. As the execution of the program is still in process, the amount and nature of actual restructuring charges incurred could vary from total expected charges.

As of June 30, 2017, the restructuring reserve attributable to these programs consisted entirely of anticipated severance expense recorded during the fiscal year ended March 31, 2017 and is included in accrued and other current liabilities on our condensed consolidated balance sheet.
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (“Quarterly Report”) includes all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of June 30, 2017, and the results of operations for three months ended June 30, 2017 and 2016, respectively. All adjustments are of a normal, recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.
The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CSWI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “Annual Report”).
Accounting Policies
We have consistently applied the accounting policies described in our Annual Report in preparing these condensed consolidated financial statements. We have not made any changes in significant accounting policies disclosed in the Annual Report.
Accounting Developments
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which has been subsequently amended with additional ASUs including ASU No. 2016-12, issued in May 2016, and ASU No. 2016-20, issued in December 2016. ASU No. 2014-09, as amended, supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year. As a result, public entities will apply the new standard for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption as of the original public entity effective date is permitted. We are currently evaluating the impact of ASU No. 2014-09 and ASU 2016-12 on our consolidated financial condition and results of operations and do not believe the adoption of the new standard will have a material impact. We will adopt the standard for our annual reporting period beginning April 1, 2018 and interim periods within this annual reporting period using the modified retrospective approach.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Subtopic 330): Simplifying the Measurement of Inventory.” This ASU simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Entities will continue to apply their existing impairment models to inventories that are accounted for using LIFO and retail inventory methods. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The new guidance must be applied prospectively after the date of adoption. We adopted the amendments of this ASU during the quarter ended June 30, 2017, and it did not have a material impact on our consolidated financial condition and results of operations.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” Improvements to Employee Share-Based Payment Accounting." The ASU affects the accounting for employee share-based payment transactions as it relates to accounting for income taxes, accounting for forfeitures, and statutory tax withholding requirements. We adopted the provisions of ASU 2016-09 as of April 1, 2017. Our adoption resulted in a $0.5 million one-time, cumulative adjustment to beginning retained earnings related to the accounting for income taxes.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU No. 2016-18 will not have an impact on our consolidated financial condition and results of operations.

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

In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied retrospectively on or after the effective date, however early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We, in partnership with our actuaries, are currently evaluating the impact of ASU No. 2017-07 on our consolidated financial condition and results of operations.

2.	ACQUISITIONS

Greco Aluminum Railings

On February 28, 2017, we acquired the equity of Greco Aluminum Railings (“Greco”), based in Windsor, Ontario, Canada, for $28.2 million, net of cash acquired, funded through our revolving credit facility. Greco is a leading manufacturer of high-quality engineered railing and safety systems for multi-family and commercial structures in the U.S. and Canada. The excess of the purchase price over the fair value of the identifiable assets acquired was $13.6 million and was allocated to goodwill. Goodwill represents the value expected to be obtained from a more extensive portfolio of architecturally-specified building products, which help make buildings safer and more aesthetically pleasing, while enabling compliance with building codes and leveraging our larger distributor network. The preliminary allocation of the fair value of the net assets acquired included customer lists, trademarks, non-compete agreements and a favorable leasehold of $10.3 million, $1.0 million, $0.8 million and $0.1 million, respectively, as well as property, plant and equipment and inventory of $0.8 million and $0.5 million, respectively, net of a deferred tax liability of $3.4 million. Customer lists, the non-compete agreement and the favorable leasehold are being amortized over 15 years, five years and approximately nine years (remaining life of the leasehold), respectively, while trademarks and goodwill are not being amortized.  Greco activity has been included in our Industrial Products segment since the acquisition date. Greco contributed $1.2 million and $0.2 million in net sales and operating income, respectively, for the fiscal year ended March 31, 2017 and $4.7 million and $1.1 million in net sales and operating income, respectively, for the quarter ended June 30, 2017. No pro forma information has been provided due to immateriality.

3.	INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2017	March 31, 2017
Raw materials and supplies	$24,038	$21,717
Work in process	5,480	6,272
Finished goods	28,767	29,538
Total inventories	58,285	57,527
Less: LIFO reserve	(5,295)	(5,295)
Less: Obsolescence reserve	(1,796)	(1,831)
Inventories, net	$51,194	$50,401

4.	INTANGIBLE ASSETS
The following table provides information about our intangible assets (in thousands, except years):

		June 30, 2017		March 31, 2017
	Wtd Avg Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Years)
Finite-lived intangible assets:
Patents	12	$9,629	$(5,009)	$9,576	$(4,779)
Customer lists and amortized trademarks	12	81,473	(24,653)	81,121	(22,935)
Non-compete agreements	5	1,726	(327)	1,819	(334)
Other	12	4,917	(1,000)	4,849	(828)
		$97,745	$(30,989)	$97,365	$(28,876)
Trade names and trademarks not being amortized		$22,138	$—	$22,121	$—

Amortization expense for the three month periods ended June 30, 2017 and 2016 was $2.1 million and $2.0 million, respectively. The following table shows the estimated future amortization for intangible assets as of June 30, 2017, for the remainder of the current fiscal year and the next five years ending March 31 (in thousands):

2018	$5,985
2019	7,250
2020	7,007
2021	6,784
2022	6,335
2023	6,092

5.	SPIN-OFF EXECUTIVE COMPENSATION
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
As of December 29, 2015, the cash component of the Spin-Off Executive Compensation Plan was calculated based on the volume weighted average price of Capital Southwest and CSWI common stock for the 20 trading days ended December 29, 2015. Effective with the Share Distribution, CSWI entered into an Employee Matters Agreement with Capital Southwest. Under this agreement, Capital Southwest retained the obligation to fund the cash incentive awards granted under the Spin-Off Executive Compensation Plan, and all liabilities with respect to such cash incentive awards remained liabilities of Capital Southwest. During the three months ended June 30, 2017, we recorded total executive compensation expense for the cash incentive payments of $0.2 million for Mr. Armes and total stock compensation expense of $0.1 million. During the three months ended June 30, 2016, we recorded total executive compensation expense for the cash incentive payments of $1.3 million for Mr. Armes and Ms. Tacke, and total stock compensation expense of $1.1 million. Within those amounts were $1.2 million and $1.0 million of cash incentive and stock compensation expense, respectively, that were accelerated as a result of Ms. Tacke's, former chief financial officer, transition in June 2016.
6. SHARE-BASED COMPENSATION
In September 2015, CSWI adopted and Capital Southwest approved (as our sole stockholder) our 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of June 30, 2017, 982,231 shares were available for issuance under the 2015 Plan. Additionally, in September 2015, in connection with the Spin-Off Executive Compensation Plan and Share Distribution, we issued 510,447 shares of common stock to adjust outstanding Capital Southwest equity-based awards to represent both Capital Southwest and CSWI equity-based awards. These conversion grants were issued on substantially the same terms and conditions as the prior Capital Southwest equity-based grants, and they were issued separate and apart from the 2015 Plan's 1,230,000 share authorization.
We recorded share-based compensation as follows for the three month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30, 2017
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$54	$791	$845
Related income tax benefit	(16)	(280)	(296)
Net share-based compensation expense	$38	$511	$549

	Three Months Ended June 30, 2016
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$471	$799	$1,270
Related income tax benefit	(165)	(280)	(445)
Net share-based compensation expense	$306	$519	$825

Stock option activity was as follows:

	Three Months Ended June 30, 2017
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(in millions)
Outstanding at April 1, 2017	251,635	$24.44
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding at June 30, 2017	251,635	$24.44	6.6	$3.6
Exercisable at June 30, 2017	170,412	$24.12	6.5	$2.5
At June 30, 2017, we had unrecognized compensation cost related to non-vested stock options of $0.1 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 1.0 years. No options were granted, exercised or vested during the three month period ended June 30, 2017. The total fair value of stock options vested for the three month period ended June 30, 2016 was $0.3 million. No options were granted or exercised during the three month period ended June 30, 2016.
Restricted share activity was as follows:

	Three Months Ended June 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2017	209,489	$26.53
Granted	43,856	49.59
Vested	(993)	33.55
Canceled	(1,392)	31.75
Outstanding at June 30, 2017	250,960	$30.50
During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, except for conversion awards issued under the Spin-Off Executive Compensation Plan (as discussed in Note 5). At June 30, 2017, we had unrecognized compensation cost related to unvested restricted shares of $5.5 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.1 years. The total fair value of restricted shares vested for the three month periods ended June 30, 2017 and 2016 was $0.1 million and $0.4 million, respectively.
Performance-based restricted share units granted during the three month periods ended June 30, 2017 and 2016 includes 42,860 and 49,373 shares (at target), respectively, with performance-based vesting provisions, and vesting ranges from 0-200% and 0%-100%, respectively based on pre-defined performance targets with market conditions. Performance shares do not have the rights to vote or receive cash dividends until vesting, if at all. Performance-based restricted share units are earned upon the achievement of performance targets, and are payable in common shares. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common shares on the date of grant.

7.	LONG-TERM DEBT
Debt consists of the following (in thousands):

	June 30, 2017	March 31, 2017
Revolving Credit Facility, interest rate of 2.48% and 2.23%, respectively	$54,750	$60,625
Whitmore term loan, interest rate of 2.88% and 2.98%, respectively	12,441	12,582
Total debt	67,191	73,207
Less: Current portion	(561)	(561)
Long-term debt	$66,630	$72,646
Revolving Credit Facility Agreement
On December 11, 2015, we entered into a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. Borrowings under this facility bear interest at a rate of prime plus 0.50% or London Interbank Offered Rate (“LIBOR”) plus 1.50%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.20% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at maturity. This facility is secured by substantially all of our assets. During the three months ended June 30, 2017 we repaid $5.9 million of the outstanding borrowings under this facility, and as of June 30, 2017 and March 31, 2017, we had a remaining outstanding balance of $54.8 million and $60.6 million, respectively, which resulted in borrowing capacity of $245.2 million and $239.4 million, respectively, inclusive of the accordion feature. The Revolving Credit Facility contains certain customary restrictive covenants, including a requirement to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum leverage ratio of Funded Debt to EBITDA (as defined in the agreement) of 3.00 to 1.00. Covenant compliance is tested quarterly and we were in compliance with all covenants as of June 30, 2017.
Whitmore Term Loan
As of June 30, 2017, Whitmore Manufacturing (one of our wholly-owned operating subsidiaries) had a secured term loan outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility. The term loan matures on July 31, 2029, with payments of $140,000 due each quarter. Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%. As of June 30, 2017 and March 31, 2017, Whitmore had $12.4 million and $12.6 million, respectively, in outstanding borrowings under the term loan.

8.	DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING
We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of June 30, 2017 and March 31, 2017, we had $42.2 million and $43.2 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At June 30, 2017, the maximum remaining length of any interest rate swap contract in place was approximately 12.0 years. The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	June 30, 2017	March 31, 2017
Current derivative assets	$42	$—
Current derivative liabilities	186	199
Non-current derivative liabilities	538	420
The impact of changes in fair value of interest rate swaps is included in Note 15.
On June 17, 2016, we entered into a foreign exchange forward contract, not designated as a hedging instrument, to hedge our exposure associated with assets denominated in British pounds. The forward contract was settled on September 29, 2016 resulting in a net gain of $0.2 million, which was included in other income (expense), net on our condensed consolidated statements of income for the fiscal year ended March 31, 2017.
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

9.	EARNINGS PER SHARE
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three month periods ended June 30, 2017 and 2016 (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2017	2016
Net income for basic and diluted earnings per share	$8,514	$4,096
Weighted average shares:
Common stock	15,637	15,478
Participating securities	209	239
Denominator for basic earnings per common share	15,846	15,717
Potentially dilutive securities	77	61
Denominator for diluted earnings per common share	15,923	15,778
Earnings per common share:
Basic	$0.54	$0.26
Diluted	0.54	0.26

10.	SHAREHOLDERS' EQUITY
On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over the next two years. These shares may be repurchased in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. Through June 30, 2017, no shares have been repurchased under this program.

11.	FAIR VALUE MEASUREMENTS
The fair value of interest rate swaps and foreign exchange forward contracts (as discussed in Note 8) are determined using Level 2 inputs. The carrying value of our debt (included in Note 7) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, accounts payable) approximated their fair values at June 30, 2017 and March 31, 2017 due to their short-term nature.
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

Three Months Ended June 30, 2017
SureSeal
Balance at April 1, 2017	$6,390
Change due to accretion	255
Change in estimate	(255)
Balance at June 30, 2017	$6,390

On August 3, 2017, we entered into an agreement with the sellers of the SureSeal product line assets that, among other things, amended the purchase agreement to eliminate the potential contingent payment in exchange for a cash payment materially equivalent to what we had accrued as of June 30, 2017.  The cash payment will be paid during the fiscal quarter ending September 30, 2017.

12.	RETIREMENT PLANS

Refer to Note 12 to our consolidated financial statements included in our Annual Report for a description of our retirement and post-retirement benefits.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended June 30,
	2017	2016
Service cost, benefits earned during the period	$14	$23
Interest cost on projected benefit obligation	636	675
Expected return on assets	(980)	(989)
Amortization of net actuarial loss	7	4
Net pension benefit	$(323)	$(287)

13.	CONTINGENCIES
From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

14.	INCOME TAXES
For the three months ended June 30, 2017, we earned $13.3 million before taxes and provided for income taxes of $4.8 million, resulting in an effective tax rate of 36.1%. For the three months ended June 30, 2016, we earned $7.2 million before taxes and provided for income taxes of $3.1 million, resulting in an effective tax rate of 43.1%. The variance from the U.S. federal statutory rate for the three months ended June 30, 2017, was primarily attributable to domestic operations in states with higher statutory rates, offset by foreign operations activity in countries with lower statutory rates. The provision for income taxes for the three months ended June 30, 2016 was impacted by $0.6 million relating to reserves for uncertain tax positions and the effect of changes in tax rates, which increased our anticipated effective rate by 8.5% for the three months ended June 30, 2016.

15.	OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended June 30,
	2017	2016
Currency translation adjustments:
Balance at beginning of period	$(8,132)	$(5,248)
Adjustments for foreign currency translation	1,676	(1,324)
Balance at end of period	$(6,456)	$(6,572)
Interest rate swaps:
Balance at beginning of period	$(402)	$(1,221)
Unrealized losses, net of taxes of $117 and $167, respectively (a)	(375)	(309)
Reclassification of losses included in interest expense, net of taxes of $14 and $(47), respectively	334	86
Other comprehensive loss	(41)	(223)
Balance at end of period	$(443)	$(1,444)
Defined benefit plans:
Balance at beginning of period	$(1,901)	$(1,229)
Amortization of net loss, net of taxes of $(1) and $(5), respectively	(9)	10
Balance at end of period	$(1,910)	$(1,219)

(a)
Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.1 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at June 30, 2017.

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
Three Months Ended June 30, 2017:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$53,261	$23,382	$21,382	$98,025	$2	$98,027
Operating income	13,633	990	1,911	16,534	(2,271)	14,263
Three Months Ended June 30, 2016:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$43,475	$23,424	$17,187	$84,086	$21	$84,107
Operating income	10,607	1,649	1,121	13,377	(5,967)	7,410

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2017 included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.
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
Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. The maintenance, repair and overhaul activities of our customers and consumable nature of many of our products is a source of recurring revenue for us. We also provide some custom and semi-custom products, which enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, Kopr Kote, Jet-Lube Extreme, Smoke Guard, Safe-T-Switch, Mighty Bracket, Balco, Whitmore, Strathmore, American Coatings, Air Sentry, Oil Safe, Deacon, AC Leak Freeze, KATS Coatings and Greco.
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
During the three months ended June 30, 2017, we continued to experience strong sales growth in key end markets such as HVAC and plumbing, where our innovative mechanical products have increased market penetration and where we are currently benefiting from a robust commercial construction cycle. We experienced headwinds caused by spending declines at many of our customers in the rail end markets as they adjusted to weakened demand in response to lower market prices for natural resources. We expect that the conditions impacting the current energy environment will persist throughout the current fiscal year.  We also expect to incur additional costs as a result of being a public company, such as additional employee-related costs, information systems costs and other organizational-related costs.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our condensed consolidated results of operations and results for each of our segments.
The acquisition of Greco Aluminum Railings (as discussed in Note 2) impacts comparability. The operations of Greco have been included in the Industrial Products segment since the effective date of the acquisition.

Throughout this discussion, we refer to costs incurred related to “restructuring and realignment.”  These costs represent both restructuring and non-restructuring charges incurred as a result of manufacturing footprint optimization activities, including those activities described in Note 1.

Net Revenues

	Three Months Ended June 30,
(amounts in thousands)	2017	2016
Revenues, net	$98,027	$84,107
Net revenues for the three months ended June 30, 2017 increased $13.9 million, or 16.6%, as compared with the three months ended June 30, 2016. The increase was primarily attributable to increases in HVAC ($4.7 million), mining ($1.6 million), plumbing ($1.5 million) and energy ($1.1 million) markets, as well as acquisition-related revenues of ($4.7 million).
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(amounts in thousands except for percentages)	2017	2016
Gross profit	$42,369	$38,203
Gross profit margin	43.2%	45.4%
Gross profit for the three months ended June 30, 2017 increased $4.2 million, or 10.9%, as compared with the three months ended June 30, 2016. Gross profit margin for the three months ended June 30, 2017 of 43.2% decreased as compared with a gross profit margin of 45.4% for the three months ended June 30, 2016. The increase in gross profit included acquisition related gross profit of $2.0 million. Additional increases due to increased sales were partially offset by a negative mix on products sold and restructuring and realignment costs. Gross profit margin was negatively impacted by restructuring and realignment costs associated with the Company's manufacturing footprint rationalization.
Operating Expenses

	Three Months Ended June 30,
(amounts in thousands except for percentages)	2017	2016
Operating expenses	$28,106	$30,793
Operating expenses as a % of sales	28.7%	36.6%
Operating expenses for the three months ended June 30, 2017 decreased $2.7 million, or 8.7%, as compared with the three months ended June 30, 2016. The decrease was attributable to CFO transition and other severance costs ($3.3 million) and impairment due to consolidation of facilities ($1.1 million) that occurred in the prior year period that did not recur, offset by increases due to acquisitions ($0.9 million) and increases in the normal course of business due to increased sales.
Operating Income

	Three Months Ended June 30,
(amounts in thousands except for percentages)	2017	2016
Operating income	$14,263	$7,410
Operating margin	14.6%	8.8%
Operating income for the three months ended June 30, 2017 increased $6.9 million, or 92.5%, as compared with the three months ended June 30, 2016. The increase was a result of the $4.2 million increase in gross profit and the $2.7 million decrease in operating expenses, as discussed above.
Other income and expense
Net interest expense of $0.6 million for the three month period ended June 30, 2017 was comparable to the three month period ended June 30, 2016.
Other income (expense), net decreased by $0.8 million to expense of $0.3 million for the three months ended June 30, 2017 as compared with the three months ended June 30, 2016. The decrease was due primarily to an increase in losses arising from transactions in currencies other than our sites’ functional currencies.

Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for the three months ended June 30, 2017 was $4.8 million representing an effective tax rate of 36.1%, as compared with the provision of $3.1 million, representing an effective tax rate of 43.1%, for the three months ended June 30, 2016. The variance from the U.S. federal statutory rate for the three months ended June 30, 2017, was primarily attributable to domestic operations in states with higher statutory rates, offset by foreign operations activity in countries with lower statutory rates. The provision for income taxes for the three months ended June 30, 2016 was impacted by $0.6 million relating to reserves for uncertain tax positions and the effect of changes in tax rates, which increased our anticipated effective rate by 8.5% for the three months ended June 30, 2016.
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

	Three Months Ended June 30,
	2017	2016
	(in thousands, except percentages)
Revenues, net	$53,261	$43,475
Operating income	13,633	10,607
Operating margin	25.6%	24.4%
Net revenues for the three months ended June 30, 2017 increased $9.8 million, or 22.5%, as compared with the three months ended June 30, 2016. The increase was primarily attributable to increased sales volumes resulting from HVAC ($4.1 million) and plumbing ($1.5 million) markets, as well as acquisition related net revenue of $4.7 million.
Operating income for the three months ended June 30, 2017 increased $3.0 million, or 28.5%, as compared with the three months ended June 30, 2016. The increase was primarily attributable to the impact of increased organic net revenues, as well as acquisition related operating income of $1.1 million, partially offset by lower margin product mix within architecturally-specified products.
Coatings, Sealants and Adhesives Segment Results
Coatings, Sealants and Adhesives is comprised of coatings and penetrants, pipe thread sealants, fire stopping sealants and caulks and adhesives/solvent cements.

	Three Months Ended June 30,
	2017	2016
	(in thousands except percentages)
Revenues, net	$23,382	$23,424
Operating income	990	1,649
Operating margin	4.2%	7.0%
Net revenues for the three months ended June 30, 2017 were relatively flat as compared with the three months ended June 30, 2016.
Operating income for the three months ended June 30, 2017 decreased $0.7 million, or 39.9%, as compared with the three months ended June 30, 2016. The decrease was attributable to manufacturing inefficiencies due to the restructuring and realignment process.

Specialty Chemicals Segment Results
Specialty Chemicals includes lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Three Months Ended June 30,
	2017	2016
	(in thousands, except percentages)
Revenues, net	$21,382	$17,187
Operating income	1,911	1,121
Operating margin	8.9%	6.5%
Net revenues for the three months ended June 30, 2017 increased $4.2 million, or 24.0%, as compared with the three months ended June 30, 2016. The increase was primarily attributable to energy ($2.2 million), mining ($0.9 million) and HVAC ($0.6 million).
Operating income for the three months ended June 30, 2017 increased $0.8 million or 70.5% as compared with the three months ended June 30, 2016.  The increase was due to the increase in net revenue, as well as impairment costs related to the consolidation of our facilities in Canada ($0.6 million) that did not recur, partially offset by manufacturing inefficiencies associated with our manufacturing footprint rationalization.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$10,449	$3,851
Net cash used in investing activities	(2,349)	(2,559)
Net cash used in financing activities	(6,025)	(5,696)
Existing cash, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance (including cash and equivalents and bank time deposits) at June 30, 2017 was $27.8 million, as compared with $24.9 million at March 31, 2017.
For the three months ended June 30, 2017, our cash provided by operating activities was $10.4 million, as compared with $3.9 million for three months ended June 30, 2016. Cash flows from working capital decreased for the three months ended June 30, 2017, due to higher accounts receivable ($7.3 million), offset by higher accounts payable and other current liabilities ($4.7 million). Cash flows from working capital decreased for the three months ended June 30, 2016, due primarily to higher accounts receivable ($6.0 million) and lower accounts payable and other current liabilities ($2.5 million).
Cash flows used in investing activities during the three months ended June 30, 2017 were $2.3 million as compared with $2.6 million for the three months ended June 30, 2016. Capital expenditures during the three months ended June 30, 2017 were $2.3 million, a decrease of $0.5 million as compared with the three months ended June 30, 2016. Our capital expenditures are focused on continuous improvement, automation and consolidation of manufacturing facilities.
Cash flows used in financing activities during the three months ended June 30, 2017 were $6.0 million as compared with $5.7 million for the three months ended June 30, 2016. Cash outflows during both the three months ended June 30, 2017 and 2016 resulted primarily from repayments on our Revolving Credit Facility (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report).
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
Financing
Credit Facilities
See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness. We were in compliance with all covenants as of June 30, 2017.
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our indebtedness. These agreements are more fully described in Note 8 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the three months ended June 30, 2017.
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
Variable Rate Indebtedness
We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of June 30, 2017, we had outstanding variable rate indebtedness of $25.0 million, after consideration of interest rate swaps. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At June 30, 2017, we had interest rate swap agreements that covered $42.2 million of the $67.2 million of our total outstanding indebtedness. At June 30, 2017 the unhedged variable rate indebtedness of $25.0 million had a weighted average interest rate of 2.48%. Each quarter point change in interest rates would result in a negligible change in our interest expense on an annual basis.
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
Foreign Currency Exchange Rate Risk
We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized a net gain (loss) associated with foreign currency translation of $1.7 million and $(1.3) million for the three months ended June 30, 2017 and 2016, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net (losses) gains of $(0.3) million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, which are included in other income (expense), net on our condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2017, a 10% change in the foreign currency exchange rates for the three months ended June 30, 2017 would have impacted our net earnings by a negligible amount. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer, and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer, and Executive Vice President

and Chief Financial Officer, have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report , which contain descriptions of significant factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired.
There have been no material changes in the risk factors discussed in our Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may arise in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Note 10 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program. Through June 30, 2017, no shares have been repurchased under this program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
April 1 - 30	—		$—	—	$35.0
May 1-31	—		—	—	35.0
June 1-30	274	(b)	$36.70	—	35.0
Total	274			—

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

CSW INDUSTRIALS, INC.

Date: August 9, 2017	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2017	/s/ Greggory W. Branning
Greggory W. Branning
Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101+	INSTANCE DOCUMENT

EX-101+	SCHEMA DOCUMENT

EX-101+	CALCULATION LINKBASE DOCUMENT

EX-101+	LABELS LINKBASE DOCUMENT

EX-101+	PRESENTATION LINKBASE DOCUMENT

EX-101+	DEFINITION LINKBASE DOCUMENT

+    Filed herewith
++    Furnished herewith
*    Management contracts and compensatory plans required to be filed as exhibits to this Quarterly Report on Form 10-Q.