Form 10-Q
period 2017-09-30
CSW INDUSTRIALS, INC.
filed 2017-11-08
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 2, 2017, there were 15,969,723 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2017 and 2016 (unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016 (unaudited)	3
	Notes to the Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6.	Exhibits	26
SIGNATURES		27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION
CSW INDUSTRIALS, INC.

Item 1.	Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues, net	$90,369	$80,131	$188,396	$164,238
Cost of revenues	(51,524)	(44,468)	(107,182)	(90,372)
Gross profit	38,845	35,663	81,214	73,866
Selling, general and administrative expenses	(26,830)	(25,894)	(54,936)	(55,605)
Impairment expenses	—	(2,800)	—	(3,883)
Operating income	12,015	6,969	26,278	14,378
Interest expense, net	(706)	(742)	(1,338)	(1,490)
Other income (expense), net	256	753	(56)	1,291
Income before income taxes	11,565	6,980	24,884	14,179
Provision for income taxes	(4,263)	(3,138)	(9,068)	(6,242)
Net income	$7,302	$3,842	$15,816	$7,937
Net earnings per common share:
Basic	$0.46	$0.24	$1.00	$0.51
Diluted	0.46	0.24	0.99	0.50
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$7,302	$3,842	$15,816	$7,937
Other comprehensive income (loss):
Foreign currency translation adjustments	1,961	(608)	3,637	(1,932)
Cash flow hedging activity, net of taxes of $(4), $22, $18 and $257, respectively	7	156	(34)	(67)
Pension and other post retirement effects, net of taxes of $9, $0, $14 and $0, respectively	(17)	(2)	(26)	8
Other comprehensive income (loss)	1,951	(454)	3,577	(1,991)
Comprehensive income	$9,253	$3,388	$19,393	$5,946
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	March 31, 2017
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26,483	$23,146
Bank time deposits	1,909	1,776
Accounts receivable, net of allowance of $1,497 and $1,513, respectively	66,449	63,782
Inventories, net	52,344	50,401
Prepaid expenses and other current assets	6,522	7,178
Total current assets	153,707	146,283
Property, plant and equipment, net of accumulated depreciation of $61,788 and $57,317, respectively	64,010	63,897
Goodwill	81,766	80,863
Intangible assets, net	87,239	90,610
Other assets	16,297	16,011
Total assets	$403,019	$397,664
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,661	$14,419
Accrued and other current liabilities	32,043	22,756
Current portion of long-term debt	561	561
Total current liabilities	49,265	37,736
Long-term debt	52,615	72,646
Retirement benefits payable	1,027	1,464
Other long-term liabilities	5,943	13,380
Total liabilities	108,850	125,226
Equity:
Common shares, $0.01 par value	157	157
Shares authorized – 50,000
Shares issued – 15,937 and 15,846, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized – 10,000
Shares issued – 0
Additional paid-in capital	40,559	38,701
Treasury shares, at cost – 30 and 29 shares, respectively	(1,037)	(1,011)
Retained earnings	261,348	245,026
Accumulated other comprehensive loss	(6,858)	(10,435)
Total equity	294,169	272,438
Total liabilities and equity	$403,019	$397,664
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$15,816	$7,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,053	4,208
Amortization of intangible and other assets	4,449	3,818
Provision for inventory reserves	(34)	1,083
Share-based and other executive compensation	2,036	2,988
Net gain on sales of assets	(79)	(320)
Net pension benefit	(649)	(542)
Impairment of assets	—	3,883
Net deferred taxes	(386)	(1,001)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,162)	(5,488)
Inventories, net	(1,687)	1,056
Prepaid expenses and other current assets	673	(718)
Other assets	26	36
Accounts payable and other current liabilities	10,201	(887)
Retirement benefits payable and other liabilities	(6,801)	2,918
Net cash provided by operating activities	25,456	18,971
Cash flows from investing activities:
Capital expenditures	(3,847)	(5,075)
Proceeds from sale of assets held for investment	478	—
Proceeds from sale of assets	11	389
Net change in bank time deposits	(12)	2,681
Net cash used in investing activities	(3,370)	(2,005)
Cash flows from financing activities:
Repayments of lines of credit	(20,031)	(17,281)
Payment of deferred loan costs	(401)	—
Purchase of treasury shares	(26)	(569)
Proceeds from stock option activity	329	—
Net cash used in financing activities	(20,129)	(17,850)
Effect of exchange rate changes on cash and equivalents	1,380	(479)
Net change in cash and cash equivalents	3,337	(1,363)
Cash and cash equivalents, beginning of period	23,146	25,987
Cash and cash equivalents, end of period	$26,483	$24,624

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

Restructuring
During the quarter ended September 30, 2016, we initiated restructuring programs related to our Coatings, Sealants and Adhesives and our Industrial Products segments. The programs were initiated in response to excess capacity due to contraction in the markets we serve, which caused us to perform a facility rationalization analysis. Restructuring charges are as follows (in thousands):

	Severance/ Retention	Asset Write- down	Other (a)	Total
Three Months Ended September 30, 2017
Cost of revenues	$—	$—	$37	$37
Selling, general and administrative	—	—	—	—
Total	$—	$—	$37	$37

Six Months Ended September 30, 2017
Cost of revenues	$29	$69	$364	$462
Selling, general and administrative	—	—	37	37
Total	$29	$69	$401	$499

Three Months Ended September 30, 2016
Cost of revenues	$338	$—	$—	$338
Selling, general and administrative	—	2,800	—	2,800
Total	$338	$2,800	$—	$3,138

Six Months Ended September 30, 2016
Cost of revenues	$338	$—	$—	$338
Selling, general and administrative	160	2,800	—	2,960
Total	$498	$2,800	$—	$3,298

Inception to Date Restructuring Charges
Cost of revenues	$597	$69	$1,031	$1,697
Selling, general and administrative	451	2,800	212	3,463
Total	$1,048	$2,869	$1,243	$5,160

Total Expected Restructuring Charges (b)
Cost of revenues	$597	$69	$1,094	$1,760
Selling, general and administrative	451	2,800	212	3,463
Total	$1,048	$2,869	$1,306	$5,223

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

As of September 30, 2017, the restructuring reserve attributable to these programs consisted entirely of anticipated severance expense recorded during the fiscal year ended March 31, 2017 and is included in accrued and other current liabilities on our condensed consolidated balance sheet.
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (“Quarterly Report”) includes all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of September 30, 2017, and the results of operations for three and six months ended September 30, 2017 and 2016. All adjustments are of a normal, recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Accounting Developments
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which has been subsequently amended with additional ASUs including ASU No. 2016-12, issued in May 2016, and ASU No. 2016-20, issued in December 2016. ASU No. 2014-09, as amended, supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year. As a result, public entities will apply the new standard for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption as of the original public entity effective date is permitted. Most of our revenues are derived from purchase order arrangements, which we do not expect to experience any major changes as a result of this adoption; however, there are additional revenue arrangements (or contracts) that we are continuing to evaluate in the context of the new revenue recognition standard. Based on our preliminary review of contracts, we do not believe the adoption of the new standard will have a material impact. We will adopt the standard for our annual reporting period beginning April 1, 2018, and interim periods within this annual reporting period, using the modified retrospective approach.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is permitted with certain practical expedients. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2016-02 on our consolidated financial condition and results of operations.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments," which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance should be applied on a retrospective basis for each period presented. ASU 2016-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU No. 2016-15 to have a material impact on our consolidated financial condition and results of operations.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," to improve the accounting for the income tax consequences arising from these types of transfers. This ASU aligns the recognition of the income tax consequences with International Financial Reporting Standards. Specifically, International Accounting Standards No. 12, "Income Taxes," requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU No. 2016-16 to have a material impact on our consolidated financial condition and results of operations.
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

In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The amendments in this ASU should be applied retrospectively on or after the effective date, however early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We, in partnership with our actuaries, are currently evaluating the impact of ASU No. 2017-07 on our consolidated financial condition and results of operations.

2.	ACQUISITIONS

Greco Aluminum Railings

On February 28, 2017, we acquired the equity of Greco Aluminum Railings (“Greco”), based in Windsor, Ontario, Canada, for $28.2 million, net of cash acquired, funded through our Revolving Credit Facility. Greco is a leading manufacturer of high-quality engineered railing and safety systems for multi-family and commercial structures in the U.S. and Canada. The excess of the purchase price over the fair value of the identifiable assets acquired was $13.6 million and was allocated to goodwill. Goodwill represents the value expected to be obtained from a more extensive portfolio of architecturally-specified building products, which help make buildings safer and more aesthetically pleasing, while enabling compliance with building codes and leveraging our larger distributor network. The allocation of the fair value of the net assets acquired included customer lists, trademarks, non-compete agreements and a favorable leasehold of $10.3 million, $1.0 million, $0.8 million and $0.1 million, respectively, as well as property, plant and equipment and inventory of $0.8 million and $0.5 million, respectively, net of a deferred tax liability of $3.4 million. Customer lists, the non-compete agreement and the favorable leasehold are being amortized over 15 years, five years and approximately nine years (remaining life of the leasehold), respectively, while trademarks and goodwill are not being amortized.  Greco activity has been included in our Industrial Products segment since the acquisition date. Greco contributed $1.2 million and $0.2 million in net sales and operating income, respectively, for the fiscal year ended March 31, 2017, $5.4 million and $1.4 million in net sales and operating income, respectively, for the quarter ended September 30, 2017, and $10.1 million and $2.5 million in net sales and operating income, respectively for the six months ended September 30, 2017. No pro forma information has been provided due to immateriality.

3.	INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2017	March 31, 2017
Raw materials and supplies	$23,717	$21,717
Work in process	4,809	6,272
Finished goods	30,772	29,538
Total inventories	59,298	57,527
Less: LIFO reserve	(5,295)	(5,295)
Less: Obsolescence reserve	(1,659)	(1,831)
Inventories, net	$52,344	$50,401

4.	INTANGIBLE ASSETS
The following table provides information about our intangible assets (in thousands, except years):

		September 30, 2017		March 31, 2017
	Wtd Avg Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Years)
Finite-lived intangible assets:
Patents	12	$9,635	$(5,236)	$9,576	$(4,779)
Customer lists and amortized trademarks	12	81,889	(26,377)	81,121	(22,935)
Non-compete agreements	5	2,087	(769)	1,819	(334)
Other	12	5,018	(1,171)	4,849	(828)
		$98,629	$(33,553)	$97,365	$(28,876)
Trade names and trademarks not being amortized		$22,163	$—	$22,121	$—

Amortization expense for the three and six month periods ended September 30, 2017, was $2.2 million and $4.3 million million, respectively. Amortization expense for the three and six month periods ended September 30, 2016 was $1.9 million and $3.8 million, respectively. The following table shows the estimated future amortization for intangible assets as of September 30, 2017, for the remainder of the current fiscal year and the next five years ending March 31 (in thousands):

2018	$3,766
2019	7,250
2020	7,007
2021	6,784
2022	6,335
2023	6,092

5.	SPIN-OFF EXECUTIVE COMPENSATION
On August 28, 2014, the Board of Directors of Capital Southwest (our former parent company) adopted an executive compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to executive officers of Capital Southwest (the “Spin-Off Executive Compensation Plan”). The Spin-Off Executive Compensation Plan was intended to align the compensation of Capital Southwest’s executive officers with Capital Southwest’s key strategic objective of increasing the market value of Capital Southwest’s shares through a transformative transaction for the benefit of Capital Southwest’s shareholders. Under the Spin-Off Executive Compensation Plan, Joseph B. Armes, Kelly Tacke and Bowen S. Diehl were to receive an amount equal to 6.0% of the aggregate appreciation in Capital Southwest’s share price from August 28, 2014 (using a base price of $36.16 per share) to the Trigger Event Date (later determined to be December 29, 2015, as discussed below) (the “Total Payment Amount”). The initial plan component consisted of nonqualified options awarded to purchase a total of 258,000 shares of Capital Southwest common stock. The second plan component consisted of total awards of 127,000 shares of Capital Southwest restricted common stock, which have voting rights, but do not have cash dividend rights. The final plan component consisted of cash incentive payments awarded to each of Mr. Armes, Ms. Tacke and Mr. Diehl in an amount equal to the excess of each awardee’s allocable portion of the Total Payment Amount over the aggregate value of the awardee’s restricted common stock and nonqualified option awards under the Spin-Off Executive Compensation Plan, calculated as of the Trigger Event Date. The equity based awards vest and become exercisable as follows: (1) 1/3 on the Trigger Event Date; (2) 1/3 on the first anniversary of the Trigger Event Date; and (3) 1/3 on the second anniversary of the Trigger Event Date. Generally, entitlement to such awards is conditioned on the awardee remaining in the employment of Capital Southwest or its subsidiaries on the vesting date, or in the event the employment of the awardee was transferred to CSWI, continuing employment by CSWI. Effective immediately with the spin-off of CSWI, both Joseph B. Armes (our Chief Executive Officer) and Kelly Tacke (our former Chief Financial Officer) became employees of CSWI and Bowen Diehl remained an employee of Capital Southwest.
On September 8, 2015, the Board of Directors of Capital Southwest designated the distribution of the Company's outstanding shares of common stock on a pro rata basis to holders of Capital Southwest common stock (the "Share Distribution") as a transformative transaction for purposes of the Spin-Off Executive Compensation Plan and amended the award agreements granted under the Spin-Off Executive Compensation Plan to provide for accelerated vesting of the awards held by an executive in the event of a termination of such executive’s service effected by the executive for good reason, by the employer without cause, or as a result of the disability or death of the executive. As a result of the Share Distribution completed on September 30, 2015, the Trigger Event Date was determined to be December 29, 2015.
As of December 29, 2015, the cash component of the Spin-Off Executive Compensation Plan was calculated based on the volume weighted average price of Capital Southwest and CSWI common stock for the 20 trading days ended December 29, 2015. Effective with the Share Distribution, CSWI entered into an Employee Matters Agreement with Capital Southwest. Under this agreement, Capital Southwest retained the obligation to fund the cash incentive awards granted under the Spin-Off Executive Compensation Plan, and all liabilities with respect to such cash incentive awards remained liabilities of Capital Southwest. During the three and six months ended September 30, 2017, we recorded executive compensation expense for the cash incentive payments of $0.2 million and $0.3 million, respectively, for Mr. Armes and stock compensation expense of $0.1 million and $0.2 million, respectively. During the three and six months ended September 30, 2016, we recorded total executive compensation expense for the cash incentive payments of $0.2 million and $1.5 million for Mr. Armes and Ms. Tacke, respectively, and total stock compensation (reversal) expense of $(0.3) million and $0.8 million, respectively. Within those amounts were $1.2 million and $1.0 million of cash incentive and stock compensation expense, respectively, that were accelerated as a result of Ms. Tacke's transition from the Company in June 2016.
6. SHARE-BASED COMPENSATION
In September 2015, CSWI adopted and Capital Southwest approved (as our sole stockholder) our 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of September 30, 2017, 983,448 shares were available for issuance under the 2015 Plan. Additionally, in September 2015, in connection with the Spin-Off Executive Compensation Plan and Share Distribution, we issued 510,447 shares of common stock to adjust outstanding Capital Southwest equity-based awards to represent both Capital Southwest and CSWI equity-based awards. These conversion grants were issued on substantially the same terms and conditions as the prior Capital Southwest equity-based grants, and they were issued separate and apart from the 2015 Plan's 1,230,000 share authorization.
We recorded share-based compensation as follows for the three and six month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$54	$793	$847
Related income tax benefit	(16)	(282)	(298)
Net share-based compensation expense	$38	$511	$549

	Three Months Ended September 30, 2016
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$(105)	$191	$86
Related income tax benefit	37	(67)	(30)
Net share-based compensation expense	$(68)	$124	$56

	Six Months Ended September 30, 2017
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$108	$1,583	$1,691
Related income tax benefit	(32)	(562)	(594)
Net share-based compensation expense	$76	$1,021	$1,097

	Six Months Ended September 30, 2016
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$365	$1,099	$1,464
Related income tax benefit	(128)	(385)	(513)
Net share-based compensation expense	$237	$714	$951

Stock option activity was as follows:

	Six Months Ended September 30, 2017
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(in millions)
Outstanding at April 1, 2017	251,635	$24.44
Granted	—	—
Exercised	(19,918)	16.51
Canceled	—	—
Outstanding at September 30, 2017	231,717	$25.12	6.7	$4.5
Exercisable at September 30, 2017	156,470	$25.14	6.7	$3.0
At September 30, 2017, we had unrecognized compensation cost related to non-vested stock options of $0.1 million, which will be amortized into net income over the remaining weighted average vesting period of less than one year. No options were granted during the three and six month period ended September 30, 2017. The total fair value of shares vested during both the three and six month period ended September 30, 2017 was $0.1 million . The total fair value of shares exercised under option awards for the three and six months ended September 30, 2017 was $0.3 million. No options were granted or exercised during both the three or six month period ended September 30, 2016. The total fair value of stock options vested during the three and six months ended September 30, 2016 was $0.1 million and $0.4 million, respectively.
Restricted share activity was as follows:

	Six Months Ended September 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2017	209,491	$26.53
Granted	43,856	49.59
Vested	(2,099)	35.25
Canceled	(2,609)	31.70
Outstanding at September 30, 2017	248,639	$30.47
During the restriction period, the holders of restricted shares are entitled to vote, receive dividends, except for conversion awards issued under the Spin-Off Executive Compensation Plan (as discussed in Note 5). At September 30, 2017, we had unrecognized compensation cost related to unvested restricted shares of $4.6 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.0 years. The total fair value of restricted shares vested during the three and six month periods ended September 30, 2017 was $0.1 million. The total fair value of restricted shares vested during the three and six months ended September 30, 2016 was $0.1 million and $0.5 million, respectively.
Performance-based restricted shares and units granted during the three and six month periods ended September 30, 2017 and 2016 includes 42,860 units and 49,373 shares (at target), respectively, with performance-based vesting provisions, and vesting ranges from 0%-200% and 0%-100%, respectively based on pre-defined performance targets with market conditions. Performance-

based units do not have the rights to vote or receive cash dividends until vesting. Performance-based restricted shares and units are earned upon the achievement of performance targets, and are payable in common shares. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value as determined by a Monte Carlo simulation.

7.	LONG-TERM DEBT
Debt consists of the following (in thousands):

	September 30, 2017	March 31, 2017
Revolving Credit Facility, interest rate of 2.73% and 2.23%, respectively	$40,875	$60,625
Whitmore term loan, interest rate of 3.23% and 2.98%, respectively	12,301	12,582
Total debt	53,176	73,207
Less: Current portion	(561)	(561)
Long-term debt	$52,615	$72,646
Revolving Credit Facility Agreement
On December 11, 2015, we entered into a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The agreement was amended on September 15, 2017 to allow for multi-currency borrowing with a $125.0 million sublimit. Borrowings under this facility bear interest at a rate of prime plus 0.50% or London Interbank Offered Rate (“LIBOR”) plus 1.50%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.20% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at maturity, September 15, 2022, from December 11, 2020, as amended.  The interest rate, financial covenants and all other material provisions of the Amended Credit Agreement were not materially changed from the existing Credit Agreement. The Revolving Credit Facility is secured by substantially all of our assets. During the six months ended September 30, 2017 we repaid $19.8 million of the outstanding borrowings under this facility, and as of September 30, 2017 and March 31, 2017, we had a remaining outstanding balance of $40.9 million and $60.6 million, respectively, which resulted in borrowing capacity of $259.1 million and $239.4 million, respectively, inclusive of the accordion feature. The Revolving Credit Facility contains certain customary restrictive covenants, including a requirement to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum leverage ratio of Funded Debt to EBITDA (as defined in the agreement) of 3.00 to 1.00. Covenant compliance is tested quarterly and we were in compliance with all covenants as of September 30, 2017.
Whitmore Term Loan
As of September 30, 2017, Whitmore Manufacturing (one of our wholly-owned operating subsidiaries) had a secured term loan outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility. The term loan matures on July 31, 2029, with payments of $140,000 due each quarter. Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%. As of September 30, 2017 and March 31, 2017, Whitmore had $12.3 million and $12.6 million, respectively, in outstanding borrowings under the term loan.

8.	DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING
We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of September 30, 2017 and March 31, 2017, we had $41.2 million and $43.2 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At September 30, 2017, the maximum remaining length of any interest rate swap contract in place was approximately 11.8 years. The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	September 30, 2017	March 31, 2017
Current derivative assets	$38	$—
Current derivative liabilities	173	199
Non-current derivative liabilities	535	420
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
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and six month periods ended September 30, 2017 and 2016 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income for basic and diluted earnings per share	$7,302	$3,842	$15,816	$7,937
Weighted average shares:
Common stock	15,646	15,481	15,642	15,484
Participating securities	207	214	208	222
Denominator for basic earnings per common share	15,853	15,695	15,850	15,706
Potentially dilutive securities	92	68	85	65
Denominator for diluted earnings per common share	15,945	15,763	15,935	15,771
Earnings per common share:
Basic	$0.46	$0.24	$1.00	$0.51
Diluted	$0.46	$0.24	$0.99	$0.50

10.	SHAREHOLDERS' EQUITY
On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over the next two years. These shares may be repurchased in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. Through September 30, 2017, no shares have been repurchased under this program.

11.	FAIR VALUE MEASUREMENTS
The fair value of interest rate swaps and foreign exchange forward contracts (as discussed in Note 8) are determined using Level 2 inputs. The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, accounts payable) approximated their fair values at September 30, 2017 and March 31, 2017 due to their short-term nature.
The fair values of acquisition-related contingent payments were estimated using Level 3 inputs.  The contingent payment related to the acquisition of assets from SureSeal Manufacturing (“SureSeal”) utilized the weighted average probability method using forecasted sales and gross margin. The most significant factor in the valuation is projected net revenues resulting from sales of SureSeal products. On August 3, 2017, we entered into an agreement with the sellers of the SureSeal product line assets that, among other things, amended the purchase agreement to eliminate the potential contingent payment in exchange for a cash payment materially equivalent to what we had accrued.  The contingent payment was settled during the quarter ended September 30, 2017 with a change in estimate of $0.1 million as noted in the table below.
The following table sets forth the change in fair value and the related settlement of the contingent fee recognized within the selling, general and administrative expenses of our condensed consolidated statements of income (in thousands):

Six Months Ended September 30, 2017
SureSeal
Balance at April 1, 2017	$6,390
Change in estimate	110
Payment of contingent fee	(6,500)
Balance at September 30, 2017	$—

12.	RETIREMENT PLANS

Refer to Note 12 to our consolidated financial statements included in our Annual Report for a description of our retirement and post-retirement benefits.
The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended September 30,
	2017	2016
Service cost, benefits earned during the period	$14	$—
Interest cost on projected benefit obligation	628	600
Expected return on assets	(980)	(786)
Amortization of net actuarial loss	7	(1)
Net pension benefit	$(331)	$(187)

	Six Months Ended September 30,
	2017	2016
Service cost, benefits earned during the period	$28	$—
Interest cost on projected benefit obligation	1,255	1,269
Expected return on assets	(1,961)	(1,804)
Amortization of net actuarial loss	14	7
Net pension benefit	$(664)	$(528)

13.	CONTINGENCIES
From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

14.	INCOME TAXES
For the three months ended September 30, 2017, we earned $11.6 million before taxes and provided for income taxes of $4.3 million, resulting in an effective tax rate of 36.9%. For the three months ended September 30, 2016, we earned $7.0 million before taxes and provided for income taxes of $3.1 million, resulting in an effective tax rate of 45.0%. The provision for income taxes for the three months ended September 30, 2017 was impacted by an increase in state taxes offset by a decrease in income tax expense in foreign jurisdictions. The provision for income taxes for the three months ended September 30, 2016 was impacted by $0.7 million primarily relating to reserves for uncertain tax positions, which increased our anticipated effective rate by 10.5%.
The provision for income taxes for the six months ended September 30, 2017 was $9.1 million, resulting in an effective tax rate of 36.4% , as compared with the provision of $6.2 million, resulting in an effective tax rate of 44.0%, for the six months ended September 30, 2016. The provision for income taxes for the six months ended September 30, 2017 was impacted by an increase in state taxes offset by a decrease in income tax expense in foreign jurisdictions . The provision for income taxes for the six months ended September 30, 2016 was impacted by $1.3 million primarily relating to reserves for uncertain tax positions and the effect of changes in tax rates, which increased our anticipated effective tax rate by 9.5%.

15.	OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended September 30,
	2017	2016
Currency translation adjustments:
Balance at beginning of period	$(6,456)	$(6,572)
Adjustments for foreign currency translation	1,961	(608)
Balance at end of period	$(4,495)	$(7,180)
Interest rate swaps:
Balance at beginning of period	$(443)	$(1,444)
Unrealized gains (losses), net of taxes of $202 and $(31), respectively (a)	(375)	57
Reclassification of losses included in interest expense, net of taxes of $(206) and $53, respectively	382	99
Other comprehensive income	7	156
Balance at end of period	$(436)	$(1,288)
Defined benefit plans:
Balance at beginning of period	$(1,910)	$(1,219)
Amortization of net loss, net of taxes of $9 and $0, respectively	(17)	(2)
Balance at end of period	$(1,927)	$(1,221)

	Six Months Ended September 30,
	2017	2016
Currency translation adjustments:
Balance at beginning of period	$(8,132)	$(5,248)
Adjustments for foreign currency translation	3,637	(1,932)
Balance at end of period	$(4,495)	$(7,180)
Interest rate swaps:
Balance at beginning of period	$(402)	$(1,221)
Unrealized gains (losses), net of taxes of $239 and $136, respectively (a)	(444)	(252)
Reclassification of losses included in interest expense, net of taxes of $(221) and ($99), respectively	410	185
Other comprehensive loss	(34)	(67)
Balance at end of period	$(436)	$(1,288)
Defined benefit plans:
Balance at beginning of period	$(1,901)	$(1,229)
Amortization of net loss, net of taxes of $14 and $(4), respectively	(26)	8
Balance at end of period	$(1,927)	$(1,221)

(a)
Unrealized losses are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.1 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at September 30, 2017.

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
Three Months Ended September 30, 2017:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$48,487	$21,369	$20,514	$90,370	$(1)	$90,369
Operating income	12,280	344	2,200	14,824	(2,809)	12,015
Three Months Ended September 30, 2016:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$41,858	$23,006	$15,245	$80,109	$22	$80,131
Operating income	9,897	(1,616)	1,232	9,513	(2,544)	6,969

Six Months Ended September 30, 2017:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$101,748	$44,751	$41,896	$188,395	$1	$188,396
Operating income	25,913	1,335	4,110	31,358	(5,080)	26,278

Six Months Ended September 30, 2016:

(in thousands)	Industrial Products	Coatings, Sealants and Adhesives	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$85,333	$46,371	$32,490	$164,194	$44	$164,238
Operating income	20,504	97	2,288	22,889	(8,511)	14,378

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. The maintenance, repair and overhaul activities of our customers, as well as the consumable nature of many of our products, provide a source of recurring revenue for us. We also offer certain custom and semi-custom products, which enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, Kopr Kote, Jet-Lube Extreme, Smoke Guard, Safe-T-Switch, Mighty Bracket, Balco, Whitmore, Strathmore, American Coatings, Air Sentry, Oil Safe, Deacon, AC Leak Freeze, KATS Coatings and Greco.
We believe that our broad portfolio of products and markets served and our brand recognition will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance and overall global economic uncertainty.
During the six months ended September 30, 2017, we continued to experience strong sales growth (14.7% as compared with the same period in the prior year).  This was driven by organic sales growth of $14.1 million, or 8.6%, in key end markets such as HVAC, architecturally specified building products, plumbing, mining and energy, where our innovative products have increased market penetration.  We experienced headwinds caused by increased lead times in our coatings products due to our restructuring efforts and spending declines at many of our customers in the rail end markets as they adjusted to weakened demand in response to lower market prices for natural resources. We expect to improve our lead times over the balance of the current fiscal year, but also expect customer spending declines in rail end markets to persist throughout the current fiscal year.   In addition, we experienced inorganic sales growth of $10.1 million, or 6.1% as compared to the prior year period, due to our acquisition of Greco Aluminum Railings, and we are currently benefiting from related growth driven by a robust commercial construction cycle.

RESULTS OF OPERATIONS
The following discussion provides an analysis of our condensed consolidated results of operations and results for each of our segments.
The acquisition of Greco Aluminum Railings (as discussed in Note 2) impacts comparability across the periods included in this Quarterly Report. The operations of Greco have been included in the Industrial Products segment since February 28, 2017, the effective date of the acquisition.

Throughout this discussion, we refer to costs incurred related to “restructuring and realignment.”  These costs represent both restructuring and non-restructuring charges incurred as a result of manufacturing footprint optimization activities, including those activities described in Note 1. As of September 30, 2017, these restructuring programs were substantially complete.

During the quarter ended September 30, 2017, Hurricanes Harvey and Irma made landfall on the U.S. Gulf Coast.  Our operating facilities did not experience any physical damage during either of the storm events.  However, we believe we experienced a loss or delay of sales across our three operating segments as a result of a temporary closure of our RectorSeal facility in Houston,

Texas during Hurricane Harvey and temporary disruptions to shipping and delivery logistics in Texas and Florida as a result of both storm events.  We have included discussion of the estimated impacts of both Hurricanes Harvey and Irma in the following discussion and analysis, to the extent we believe such impacts to be material to our financial condition and results of operations.
Net Revenues

	Three Months Ended September 30,
(amounts in thousands)	2017	2016
Revenues, net	$90,369	$80,131
Net revenues for the three months ended September 30, 2017 increased $10.2 million, or 12.8%, as compared with the three months ended September 30, 2016. The increase was primarily attributable to increases in sales to HVAC and energy markets, as well as acquisition-related revenues ($5.4 million), partially offset by the impact of lost sales resulting from disruptions attributable to Hurricanes Harvey and Irma ($2.6 million).

	Six Months Ended September 30,
(amounts in thousands)	2017	2016
Revenues, net	$188,396	$164,238
Net revenues for the six months ended September 30, 2017 increased $24.2 million, or 14.7%, as compared with the six months ended September 30, 2016. The increase was primarily attributable to increases in sales to HVAC, plumbing, energy and mining markets, as well as acquisition-related revenues ($10.1 million), partially offset by the impact of lost sales resulting from disruptions attributable to Hurricanes Harvey and Irma ($2.6 million).
Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(amounts in thousands except for percentages)	2017	2016
Gross profit	$38,845	$35,663
Gross profit margin	43.0%	44.5%
Gross profit for the three months ended September 30, 2017 increased $3.2 million, or 8.9%, as compared with the three months ended September 30, 2016. The increase in gross profit included acquisition-related gross profit ($2.5 million), as well as leverage from increased sales, partially offset by an increase in realignment and restructuring costs ($1.0 million) and the impact of lost sales resulting from disruptions attributable to Hurricanes Harvey and Irma ($1.4 million). Gross profit margin for the three months ended September 30, 2017 of 43.0% decreased as compared to 44.5% for the three months ended September 30, 2016. Gross profit margin was negatively impacted by restructuring and realignment costs associated with our manufacturing footprint rationalization.

	Six Months Ended September 30,
(amounts in thousands except for percentages)	2017	2016
Gross profit	$81,214	$73,866
Gross profit margin	43.1%	45.0%
Gross profit for the six months ended September 30, 2017 increased $7.3 million, or 9.9%, as compared with the six months ended September 30, 2016. The increase in gross profit included acquisition-related gross profit ($4.5 million), as well as leverage from increased sales, partially offset by the impact of lost sales resulting from disruptions attributable to Hurricanes Harvey and Irma ($1.4 million) and an increase in realignment and restructuring costs ($3.2 million). Gross profit margin for the six months ended September 30, 2017 of 43.1% decreased as compared with a gross profit margin of 45.0% for the six months ended September 30, 2016. Gross profit margin was negatively impacted by restructuring and realignment costs associated with our manufacturing footprint rationalization.

Operating Expenses

	Three Months Ended September 30,
(amounts in thousands except for percentages)	2017	2016
Operating expenses	$26,830	$28,694
Operating expenses as a % of sales	29.7%	35.8%
Operating expenses for the three months ended September 30, 2017 decreased $1.9 million, or 6.5%, as compared with the three months ended September 30, 2016. The decrease was attributable to the impairment of the Strathmore trademark ($2.8 million) that occurred in the prior year period that did not recur, partially offset by an increase in restructuring and realignment costs ($0.3 million), increases from acquired businesses ($1.0 million) and increased sales in the normal course of business.

	Six Months Ended September 30,
(amounts in thousands except for percentages)	2017	2016
Operating expenses	$54,936	$59,488
Operating expenses as a % of sales	29.2%	36.2%
Operating expenses for the six months ended September 30, 2017 decreased $4.6 million, or 7.7%, as compared with the six months ended September 30, 2016. The decrease was attributable to CFO transition and other severance costs ($3.3 million), and impairment of the Strathmore trademark ($2.8 million) and impairment due to consolidation of our facilities in Canada ($1.0 million), each of which occurred in the prior year period and did not recur, partially offset by increases from acquired businesses ($2.0 million).
Operating Income

	Three Months Ended September 30,
(amounts in thousands except for percentages)	2017	2016
Operating income	$12,015	$6,969
Operating margin	13.3%	8.7%
Operating income for the three months ended September 30, 2017 increased $5.1 million, or 72.4%, as compared with the three months ended September 30, 2016. The increase was a result of the $3.2 million increase in gross profit and the $1.9 million decrease in operating expenses, as discussed above.

	Six Months Ended September 30,
(amounts in thousands except for percentages)	2017	2016
Operating income	$26,278	$14,378
Operating margin	13.9%	8.8%
Operating income for the six months ended September 30, 2017 increased $11.9 million, or 82.8%, as compared with the six months ended September 30, 2016. The increase was a result of the $7.3 million increase in gross profit and the $4.6 million decrease in operating expenses, as discussed above.
Other Income and Expense
Net interest expense of $0.7 million and $1.3 million for the three and six month periods ended September 30, 2017 was comparable to the three and six month periods ended September 30, 2016.
Other income, net decreased by $0.5 million for the three months ended September 30, 2017 as compared with the three months ended September 30, 2016.  Other income (expense), net decreased by $1.4 million to expense of $0.1 million for the six months ended September 30, 2017 as compared with the six months ended September 30, 2016. The decrease for both the three and six month periods ended September 30, 2017 was due primarily to a decrease in gains arising from transactions in currencies other than our sites' functional currencies, partially offset by a gain on a sale of a small property in Texas.

Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for the three months ended September 30, 2017 was $4.3 million resulting in an effective tax rate of 36.9%, as compared with the provision of $3.1 million, resulting in an effective tax rate of 45.0%, for the three months ended September 30, 2016. The provision for income taxes for the three months ended September 30, 2017 was impacted by an increase in state taxes offset by a decrease in income tax expense in foreign jurisdictions. The provision for income taxes for the three months ended September 30, 2016 was impacted by $0.7 million primarily relating to reserves for uncertain tax positions, which increased our anticipated effective tax rate by 10.5%.
The provision for income taxes for the six months ended September 30, 2017 was $9.1 million, resulting in an effective tax rate of 36.4% , as compared with the provision of $6.2 million, resulting in an effective tax rate of 44.0%, for the six months ended September 30, 2016. The provision for income taxes for the six months ended September 30, 2017 was impacted by an increase in state taxes offset by a decrease in income tax expense in foreign jurisdictions . The provision for income taxes for the six months ended September 30, 2016 was impacted by $1.3 million primarily relating to reserves for uncertain tax positions and the effect of changes in tax rates, which increased our anticipated effective tax rate by 9.5%.
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

	Three Months Ended September 30,
	2017	2016
	(in thousands, except percentages)
Revenues, net	$48,487	$41,858
Operating income	12,280	9,897
Operating margin	25.3%	23.6%
Net revenues for the three months ended September 30, 2017 increased $6.6 million, or 15.8%, as compared with the three months ended September 30, 2016. The increase was primarily attributable to increased sales volumes to the HVAC ($0.8 million) market, as well as acquisition-related net revenue ($5.4 million), partially offset by impacts resulting from disruptions attributable to Hurricanes Harvey and Irma.
Operating income for the three months ended September 30, 2017 increased $2.4 million, or 24.1%, as compared with the three months ended September 30, 2016. The increase was primarily attributable to the impact of increased revenues, as well as acquisition-related operating income ($1.4 million), partially offset by impacts resulting from disruptions attributable to Hurricanes Harvey and Irma .

	Six Months Ended September 30,
	2017	2016
	(in thousands, except percentages)
Revenues, net	$101,748	$85,333
Operating income	25,913	20,504
Operating margin	25.5%	24.0%
Net revenues for the six months ended September 30, 2017 increased $16.4 million, or 19.2%, as compared with the six months ended September 30, 2016. The increase was primarily attributable to increased sales volumes to the HVAC ($5.6 million) market, as well as acquisition-related net revenue ($10.1 million), partially offset by impacts resulting from disruptions attributable to Hurricanes Harvey and Irma.
Operating income for the six months ended September 30, 2017 increased $5.4 million, or 26.4%, as compared with the six months ended September 30, 2016. The increase was primarily attributable to the impact of increased revenues to the HVAC and plumbing end markets, as well as acquisition-related operating income ($2.5 million), partially offset by an increase in realignment and restructuring costs ($0.3 million) and by impacts resulting from disruptions attributable to Hurricanes Harvey and Irma.

Coatings, Sealants & Adhesives Segment Results
Coatings, Sealants & Adhesives is comprised of coatings and penetrants, pipe thread sealants, fire stopping sealants and caulks and adhesives/solvent cements.

	Three Months Ended September 30,
	2017	2016
	(in thousands except percentages)
Revenues, net	$21,369	$23,006
Operating income	344	(1,616)
Operating margin	1.6%	(7.0)%
Net revenues for the three months ended September 30, 2017 decreased $1.6 million, or 7.1%, as compared with the three months ended September 30, 2016.  The decrease was attributable to manufacturing challenges incurred during the restructuring and realignment process, and by impacts resulting from disruptions attributable to Hurricanes Harvey and Irma, partially offset by increased sales in the plumbing end market ($0.5 million).
Operating income for the three months ended September 30, 2017 increased $1.9 million, or 121.3%, as compared with the three months ended September 30, 2016. The increase was attributable to impairment of the Strathmore trademark ($2.8 million) that occurred in the prior year period and did not recur, and by impacts resulting from disruptions attributable to Hurricanes Harvey and Irma, partially offset by an increase in restructuring and realignment costs ($1.2 million).

	Six Months Ended September 30,
	2017	2016
	(in thousands except percentages)
Revenues, net	$44,751	$46,371
Operating income	1,335	97
Operating margin	3.0%	0.2%
Net revenues for the six months ended September 30, 2017 decreased $1.6 million, or 3.5%, as compared with the six months ended September 30, 2016. The decrease was attributable to manufacturing challenges incurred during the restructuring and realignment process, and by impacts resulting from disruptions attributable to Hurricanes Harvey and Irma, partially offset by increased sales in the plumbing end market ($0.6 million).
Operating income for the six months ended September 30, 2017 increased $1.2 million, as compared with the six months ended September 30, 2016. The increase was attributable to impairment of the Strathmore trademark ($2.8 million) and impairment due to the consolidation of our facilities in Canada ($0.4 million), that occurred in the prior year period and did not recur, partially offset by an increase in restructuring and realignment costs ($2.2 million), partially offset by impacts resulting from disruptions attributable to Hurricanes Harvey and Irma.
Specialty Chemicals Segment Results
Specialty Chemicals includes lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Three Months Ended September 30,
	2017	2016
	(in thousands, except percentages)
Revenues, net	$20,514	$15,245
Operating income	2,200	1,232
Operating margin	10.7%	8.1%
Net revenues for the three months ended September 30, 2017 increased $5.3 million, or 34.6%, as compared with the three months ended September 30, 2016. The increase was primarily attributable to improvements in energy market.

Operating income for the three months ended September 30, 2017 increased $1.0 million, or 78.6%, as compared with the three months ended September 30, 2016.  The increase was due to the increase in net revenue.

	Six Months Ended September 30,
	2017	2016
	(in thousands, except percentages)
Revenues, net	$41,896	$32,490
Operating income	4,110	2,288
Operating margin	9.8%	7.0%
Net revenues for the six months ended September 30, 2017 increased $9.4 million, or 28.9%, as compared with the six months ended September 30, 2016. The increase was primarily attributable to improvements in energy markets and, to a lesser extent, the mining and HVAC markets.
Operating income for the six months ended September 30, 2017 increased $1.8 million, or 79.6%, as compared with the six months ended September 30, 2016. The increase was due to the increase in net revenue, as well as impairment costs related to the consolidation of our facilities in Canada ($0.6 million) that did not recur, partially offset by manufacturing inefficiencies associated with our manufacturing footprint rationalization ($0.9 million).
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Six Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$25,456	$18,971
Net cash used in investing activities	(3,370)	(2,005)
Net cash used in financing activities	(20,129)	(17,850)
Existing cash, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance (including cash and equivalents and bank time deposits) at September 30, 2017 was $28.4 million, as compared with $24.9 million at March 31, 2017.
For the six months ended September 30, 2017, our cash provided by operating activities was $25.5 million, as compared with $19.0 million for six months ended September 30, 2016. Cash flows from working capital increased for the six months ended September 30, 2017 as compared to the six months ended September 30, 2016, due to higher accounts payable and other current liabilities ($11.1 million) and higher prepaid and other current assets ($1.4 million), partially offset by lower accounts receivable ($3.3 million) and inventory ($2.7 million). Cash flows from working capital decreased for the six months ended September 30, 2016, due primarily to higher accounts receivable ($5.5 million), higher prepaid expenses and other current assets ($0.7 million) and lower accounts payable and other current liabilities ($0.9 million).
Cash flows used in investing activities during the six months ended September 30, 2017 were $3.4 million as compared with $2.0 million for the six months ended September 30, 2016. Capital expenditures during the six months ended September 30, 2017 were $3.8 million, a decrease of $1.2 million as compared with the six months ended September 30, 2016. Our capital expenditures are focused on continuous improvement, automation and consolidation of manufacturing facilities.
Cash flows used in financing activities during the six months ended September 30, 2017 were $20.1 million as compared with $17.9 million for the six months ended September 30, 2016. Cash outflows during both the six months ended September 30, 2017 and 2016 resulted primarily from repayments on our Revolving Credit Facility (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report).
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
Financing
Credit Facilities
See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness. We were in compliance with all covenants as of September 30, 2017.
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our indebtedness. These agreements are more fully described in Note 8 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the six months ended September 30, 2017.
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
Variable Rate Indebtedness
We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of September 30, 2017, we had outstanding variable rate indebtedness of $12.0 million, after consideration of interest rate swaps. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At September 30, 2017, we had interest rate swap agreements that covered $41.2 million of the $53.2 million of our total outstanding indebtedness. At September 30, 2017 the unhedged variable rate indebtedness of $12.0 million had a weighted average interest rate of 2.73%. Each quarter point change in interest rates would result in a negligible change in our interest expense on an annual basis.
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
Foreign Currency Exchange Rate Risk
We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized a net gain (loss) associated with foreign currency translation of $2.0 million and $(0.6) million for the three months ended September 30, 2017 and 2016, respectively, which are included in accumulated other comprehensive income (loss). We realized a net gain (loss) associated with foreign currency translation of $3.6 million and $(1.9) million for the six months ended September 30, 2017 and 2016, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of $0 and $(0.3) million for the three and six months ended September 30, 2017, respectively, which are included in other income (expense), net on our condensed consolidated statements of income. We recognized foreign currency transaction net gains of $0.6 million and $0.8 million for the three and six months ended September 30, 2016, respectively, which are included in other income (expense), net on our condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2017, a 10% change in the foreign currency exchange rates for the three months ended September 30, 2017 would have impacted our net earnings by a negligible amount. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer, and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act") as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company's Chief Executive Officer, and Executive Vice President and Chief Financial Officer, have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report, which contain descriptions of significant factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired.
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
Note 10 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program. Through September 30, 2017, no shares have been repurchased under this program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
July 1 - 31	421	(b)	$39.49	—	$35.0
August 1-30	—		—	—	35.0
September 1-30	—		—	—	35.0
Total	421			—

(a)
On November 11, 2016, we announced that our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate market value of $35.0 million during a two-year period. The program may be limited or terminated at any time.

(b)	Represents shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting.

Item 6.	Exhibits

Exhibit No.	Description
3.1+	Second Amended and Restated Certificate of Incorporation of CSW Industrials, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 16, 2017).
3.2+	Amended and Restated Bylaws of CSW Industrials, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on August 16, 2017).
10.1+
First Amended and Restated Credit Agreement, dated as of September 15, 2017, by and among CSW Industrials, Inc., Whitmore Manufacturing, LLC, JPMorgan Chase, N.A., as administrative agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 19, 2017).

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

_________________________
+ Filed herewith
++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSW INDUSTRIALS, INC.

Date: November 8, 2017	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2017	/s/ Greggory W. Branning
Greggory W. Branning
Chief Financial Officer (Principal Financial Officer)