Form 10-Q
period 2017-12-31
CSW INDUSTRIALS, INC.
filed 2018-02-08
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of February 5, 2018, there were 15,969,204 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2017 and 2016 (unaudited)	1
	Condensed Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016 (unaudited)	3
	Notes to the Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6.	Exhibits	27
SIGNATURES		28
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION
CSW INDUSTRIALS, INC.

Item 1.	Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues, net	$69,036	$65,257	$242,757	$211,035
Cost of revenues	(38,834)	(37,888)	(131,032)	(112,587)
Gross profit	30,202	27,369	111,725	98,448
Selling, general and administrative expenses	(21,923)	(22,230)	(71,545)	(70,623)
Impairment expenses	—	(13)	—	(1,096)
Operating income	8,279	5,126	40,180	26,729
Interest expense, net	(540)	(673)	(1,842)	(2,163)
Other income (expense), net	36	587	(23)	1,864
Income before income taxes	7,775	5,040	38,315	26,430
Provision for income taxes	(5,140)	(3,181)	(16,243)	(11,953)
Income from continuing operations	2,635	1,859	22,072	14,477
Loss from discontinued operations, net of tax	(36,672)	(1,454)	(40,293)	(6,134)
Net (loss) income	$(34,037)	$405	$(18,221)	$8,343

Basic earnings (loss) per common share:
Continuing operations	$0.17	$0.12	$1.41	$0.92
Discontinued operations	(2.34)	(0.09)	(2.57)	(0.39)
Net (loss) income	$(2.17)	$0.03	$(1.16)	$0.53

Diluted earnings (loss) per common share:
Continuing operations	$0.17	$0.12	$1.41	$0.92
Discontinued operations	(2.34)	(0.09)	(2.57)	(0.39)
Net (loss) income	$(2.17)	$0.03	$(1.16)	$0.53
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Net (loss) income	$(34,037)	$405	$(18,221)	$8,343
Other comprehensive income (loss):
Foreign currency translation adjustments	(134)	(1,534)	3,503	(3,466)
Cash flow hedging activity, net of taxes of $(57), $(420), $(38) and $(383), respectively	106	779	72	712
Pension and other post retirement effects, net of taxes of $(5), $(1), $9 and $(5), respectively	9	2	(17)	10
Other comprehensive (loss) income	(19)	(753)	3,558	(2,744)
Comprehensive (loss) income	$(34,056)	$(348)	$(14,663)	$5,599
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2017	March 31, 2017
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26,542	$23,146
Bank time deposits	—	1,776
Accounts receivable, net of allowance of $1,697 and $1,466, respectively	51,407	59,831
Inventories, net	45,487	43,665
Prepaid expenses and other current assets	6,164	3,084
Current assets, discontinued operations	3,023	14,781
Total current assets	132,623	146,283
Property, plant and equipment, net of accumulated depreciation of $59,791 and $56,002, respectively	55,235	56,812
Goodwill	81,870	80,863
Intangible assets, net	54,947	59,312
Other assets	23,785	16,010
Non-current assets, discontinued operations	—	38,809
Total assets	$348,460	$398,089
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,946	$10,372
Accrued and other current liabilities	24,708	21,619
Current portion of long-term debt	561	561
Current liabilities, discontinued operations	3,613	5,184
Total current liabilities	43,828	37,736
Long-term debt	39,600	72,646
Retirement benefits payable	809	1,464
Other long-term liabilities	3,788	13,805
Total liabilities	88,025	125,651
Equity:
Common shares, $0.01 par value	158	157
Shares authorized – 50,000
Shares issued – 15,969 and 15,846, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized – 10,000
Shares issued – 0
Additional paid-in capital	41,851	38,701
Treasury shares, at cost – 52 and 29 shares, respectively	(2,008)	(1,011)
Retained earnings	227,311	245,026
Accumulated other comprehensive loss	(6,877)	(10,435)
Total equity	260,435	272,438
Total liabilities and equity	$348,460	$398,089
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(18,221)	$8,343
Less: Loss from discontinued operations	(40,293)	(6,134)
Income from continuing operations	$22,072	$14,477
Adjustments to reconcile income from continuing operations to net cash provided (used) by operating activities:
Depreciation	5,697	5,367
Amortization of intangible and other assets	5,450	4,633
Provision for doubtful accounts	220	(29)
Provision for inventory reserves	(6)	533
Share-based and other executive compensation	3,329	3,837
Acquisition-related non-cash gain	—	(376)
Net (gain) loss on sales of assets	(89)	30
Net pension benefit	(974)	(843)
Impairment of assets	—	1,096
Net deferred taxes	(430)	(2,076)
Changes in operating assets and liabilities:
Accounts receivable, net	8,673	2,912
Inventories, net	(1,262)	(2,099)
Prepaid expenses and other current assets	375	(639)
Other assets	9	(158)
Accounts payable and other current liabilities	10,343	3,988
Retirement benefits payable and other liabilities	(6,357)	3,094
Net cash provided by operating activities from continuing operations	47,050	33,747
Net cash used in operating activities from discontinued operations	(8,291)	(1,074)
Net cash provided by operating activities	38,759	32,673
Cash flows from investing activities:
Capital expenditures	(4,263)	(5,602)
Proceeds from sale of assets held for investment	546	97
Proceeds from sale of assets	22	193
Net change in bank time deposits	1,840	11,442
Net cash (used in) provided by investing activities from continuing operations	(1,855)	6,130
Net cash used in investing activities from discontinued operations	(825)	(1,362)
Net cash (used in) provided by investing activities	(2,680)	4,768
Cash flows from financing activities:
Repayments of lines of credit	(33,046)	(42,835)
Payment of deferred loan costs	(422)	—
Purchase of treasury shares	(997)	(972)
Proceeds from stock option activity	328	2,169
Net cash used in financing activities	(34,137)	(41,638)
Effect of exchange rate changes on cash and cash equivalents	1,454	(1,376)
Net change in cash and cash equivalents	3,396	(5,573)
Cash and cash equivalents, beginning of period	23,146	25,987
Cash and cash equivalents, end of period	$26,542	$20,414

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES
CSW Industrials, Inc. (“CSWI,” the “Company,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments (refer to the discussion below regarding Discontinued Operations and Segment Realignment): Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating and air conditioning (“HVAC”) and refrigeration applications and high-performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5 ™ thread sealants, KOPR KOTE™ anti-seize lubricants, Safe-T-Switch® condensate overflow shutoff devices, Air Sentry® breathers, Deacon® high temperature sealants, AC Leak Freeze® refrigerant leak repair solutions and Greco Aluminum Railings®. Our products are well known in the specific markets we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC, industrial, rail, plumbing, architecturally-specified building products, energy, mining and other general industrial markets.
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 (“Quarterly Report”) includes all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of December 31, 2017, and the results of operations for the three and nine month periods ended December 31, 2017 and 2016. All adjustments are of a normal, recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Discontinued Operations and Segment Realignment
During the third quarter of fiscal year 2018, we committed to a plan to sell our Strathmore Products business (the "Coatings business"). This determination resulted in the reclassification of the assets comprising that business to assets held-for-sale, and a corresponding adjustment to our condensed consolidated statements of operations to reflect discontinued operations for all periods presented.

Additionally, as a result of our determination to sell the Coatings business, we have realigned our reportable segments to better align our resources to support our ongoing business strategy. We retained our Industrial Products Segment and combined the remaining business lines of our historical Coatings, Sealants & Adhesives Segment into our Specialty Chemicals Segment. The reportable segment realignment is consistent with the manner in which we evaluate performance and make resource allocation decisions, subsequent to the decision to sell the Coatings business. Historical segment information has been retrospectively adjusted to reflect the effect of this change. Our segment information is more fully disclosed in Note 17. Historical information also reflects discontinued operations presentation for the portion of our business meeting the held-for-sale criteria as described in Note 3.

Restructuring
During the nine months ended December 31, 2016, we initiated a restructuring program related to our Industrial Products segment. The program was initiated in response to excess capacity due to contraction in the markets we serve, which caused us to perform a facility rationalization analysis. There were no restructuring charges incurred during the three months ended December 31, 2017 and 2016 and nine months ended December 31, 2016. The restructuring program is complete and no additional costs are expected to be incurred. There were other costs in the prior year, which are now recorded as part of discontinued operations. Restructuring charges are as follows (in thousands):

	Severance/ Retention	Asset Write- down	Other (a)	Total
Nine Months Ended December 31, 2017
Cost of revenues	$—	$69	$163	$232
Selling, general and administrative	—	—	—	—
Total	$—	$69	$163	$232

Inception to Date Restructuring Charges
Cost of revenues	$291	$69	$496	$856
Selling, general and administrative	—	—	—	—
Total	$291	$69	$496	$856

(a)
Other consisted of moving costs related to relocation of manufacturing activities, consulting fees for production and efficiency support, recruiting fees to increase staff in locations where production is being relocated and duplicate and inefficient labor incurred during the transition and relocation. The charges were expensed as incurred.

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

In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the statement of operations and allow only the service cost component of net benefit cost to be eligible for capitalization. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The amendments in this ASU should be applied retrospectively on or after the effective date, however early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Together with our actuaries, we are currently evaluating the impact of ASU No. 2017-07 on our consolidated financial condition and results of operations.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted improvements of Accounting for Hedging Activities." The purpose of this ASU is to better align a company's risk management activities and financial reporting for hedging relationships. Additionally, the ASU simplifies the hedge accounting requirements and improve the disclosures of hedging arrangements. This ASU is effective for annual periods, including interim periods within those annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact of ASU 2017-12 on our consolidated financial condition and results of operations.

On December 22, 2017, the President of the U.S. signed new tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Act").  The Act significantly changes U.S. income tax law, including reduction of the corporate income tax rate to 21%, creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), broadening of the tax base and allowing for immediate capital expensing of certain qualified property. It also requires companies to pay minimum taxes on foreign earnings and subjects certain payments from corporations to foreign related parties to additional taxes. ASC 740, “Accounting for Income Taxes,” requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not effective or may not result in accounting effects for March 31 fiscal year companies until April 1, 2018. The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. Under SAB 118, if a company does not have the necessary information to determine a reasonable estimate to include as a provisional amount, the SEC staff said that it would not expect a company to record provisional amounts in its financial statements for the income tax effects for which a reasonable estimate cannot be determined. In these cases, the SEC staff said a company should continue to apply ASC 740 (e.g., when recognizing and measuring current and deferred taxes) based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. Companies with fiscal years that end on a date other than December 31 will need to use a blended tax rate because the new rate is administratively effective at the beginning of their fiscal year.  We have adopted the provisions of the Act, as it is applicable, in the quarter ended December 31, 2018.  There were no areas of the Act where we were unable to determine a reasonable estimate.  The impact of the Act is disclosed in Note 15.

2.	ACQUISITION

Greco Aluminum Railings

On February 28, 2017, we acquired the equity of Greco Aluminum Railings (“Greco”), based in Windsor, Ontario, Canada, for $28.2 million, net of cash acquired, funded through our Revolving Credit Facility. Greco is a leading manufacturer of high-quality engineered railing and safety systems for multi-family and commercial structures in the U.S. and Canada. The excess of the purchase price over the fair value of the identifiable assets acquired was $13.8 million allocated to goodwill. During the three months ended December 31, 2017, an immaterial purchase price allocation adjustment of $0.2 million was recorded increasing the amount reported for goodwill from $13.6 million to $13.8 million. Goodwill represents the value expected to be obtained from a more extensive portfolio of architecturally-specified building products, which help make buildings safer and more aesthetically pleasing, while enabling compliance with building codes and leveraging our larger distributor network. The allocation of the fair value of the net assets acquired included customer lists, trademarks, non-compete agreements and a favorable leasehold of $10.3 million, $1.0 million, $0.8 million and $0.1 million, respectively, as well as property, plant and equipment and inventory of $0.8 million and $0.5 million, respectively, net of a deferred tax liability of $3.4 million. Customer lists, the non-compete agreement and the favorable leasehold are being amortized over 15 years, five years and approximately nine years (remaining life of the leasehold), respectively, while trademarks and goodwill are not being amortized.  Greco activity has been included in our Industrial Products segment since the acquisition date. Greco contributed $1.2 million and $0.2 million in net sales and operating income, respectively, for the fiscal year ended March 31, 2017, $4.3 million and $0.5 million in net sales and operating income, respectively, for the quarter ended December 31, 2017, and $14.4 million and $3.0 million in net sales and operating income, respectively for the nine months ended December 31, 2017. No pro forma information has been provided due to immateriality.
3. DISCONTINUED OPERATIONS

During the third quarter of fiscal year 2018, we commenced a sale process to divest our Coatings business to allow us to focus resources on our core growth platforms. Our Coatings business manufactures specialized industrial coating products including urethanes, epoxies, acrylics and alkyds. As of December 31, 2017, the Coatings business met the held-for-sale criteria under the requirements of ASC 360. Accordingly, as of December 31, 2017, we have classified and accounted for the assets and liabilities of the Coatings business as held-for-sale in the accompanying condensed consolidated balance sheets and as discontinued operations, net of tax in the accompanying condensed consolidated statements of operations and cash flows. We believed that the fair value of the business was less than carrying value at December 31, 2017, resulting in an estimated $46.0 million impairment charge. We completed an initial assessment of the assets and liabilities of the Coatings business and recorded the impairment based on our best estimates at the date these financial statements are available to be issued.

Summarized selected financial information for the Coatings business for the three and nine months ended December 31, 2017 and 2016, is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues, net	$4,616	$10,239	$19,289	$28,700
Impairment expense	46,007	—	46,007	2,800
Loss from discontinued operations before income taxes	(52,029)	(1,750)	(57,685)	(8,959)
Income tax benefit	15,357	296	17,392	2,825
Loss from discontinued operations, net	$(36,672)	$(1,454)	$(40,293)	$(6,134)

The assets and liabilities of discontinued operations are stated separately as of December 31, 2017 and March 31, 2017, in the condensed consolidated balance sheets and are comprised of the following items:

	December 31, 2017	March 31, 2017
Assets
Accounts receivable, net	$2,808	$3,951
Inventories, net	—	6,736
Prepaid expenses and other current assets (1)	215	4,094
Total current assets	$3,023	$14,781
Property, plant and equipment, net	—	7,085
Intangibles assets, net	—	31,298
Deferred tax assets (1)	—	426
Total non-current assets	—	38,809
Total assets	$3,023	$53,590

Liabilities
Accounts payable, accrued and other expenses	$3,613	$5,184

(1) The assets and liabilities of the Coatings business reside in a disregarded entity for tax purposes. Accordingly, the tax attributes associated with the operations of our Coatings business will ultimately flow through to the corporate parent, which files a consolidated federal return. Therefore, the operating losses and impairment losses attributable to the Coatings business and any corresponding deferred tax assets or liabilities are expected to be substantially realized by the corporate parent. These amounts have therefore been reflected as assets of our continuing operations and have not been allocated or attributed to the balances of assets or liabilities disclosed above. We continue to evaluate the ultimate realizability of all deferred tax assets, and the specific realization of tax assets pertaining to the Coatings business to be disposed could be impacted by the structure of a future sale transaction or other factors impacting or related to the actual disposition of the Coatings business in future periods. We will continue to evaluate any potential tax consequences of a potential sale transaction and will disclose or record any corresponding impacts in the period in which the impact can be quantified reliably.

The net assets of the Coatings business held-for-sale as of December 31, 2017 are comprised substantially of accounts receivable. The remaining long-lived assets have been written down to their estimated fair values, as described in Note 12.

4.	INVENTORIES
Inventories consist of the following (in thousands):

	December 31, 2017	March 31, 2017
Raw materials and supplies	$22,329	$18,960
Work in process	3,986	6,271
Finished goods	26,112	25,535
Total inventories	52,427	50,766
Less: LIFO reserve	(5,295)	(5,295)
Less: Obsolescence reserve	(1,645)	(1,806)
Inventories, net	$45,487	$43,665

5.	INTANGIBLE ASSETS
The following table provides information about our intangible assets (in thousands, except years):

		December 31, 2017		March 31, 2017
	Wtd Avg Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Years)
Finite-lived intangible assets:
Patents	12	$9,636	$(5,459)	$9,576	$(4,779)
Customer lists and amortized trademarks	12	58,168	(23,478)	57,421	(19,523)
Non-compete agreements	5	1,731	(681)	1,469	(194)
Other	12	5,019	(1,347)	4,849	(828)
		$74,554	$(30,965)	$73,315	$(25,324)
Trade names and trademarks not being amortized		$11,358	$—	$11,321	$—

Amortization expense for the three and nine months ended December 31, 2017, was $1.4 million and $4.1 million, respectively. Amortization expense for the three and nine months ended December 31, 2016 was $1.1 million and $3.2 million, respectively. The following table shows the estimated future amortization for intangible assets as of December 31, 2017, for the remainder of the current fiscal year and the next five years ending March 31 (in thousands):

2018	$1,222
2019	4,434
2020	4,191
2021	3,968
2022	3,519
2023	3,276

6.	SPIN-OFF EXECUTIVE COMPENSATION
Refer to Note 4 of our consolidated financial statements included in our Annual Report for a description of the Spin-Off Executive Compensation Plan.
During the three and nine months ended December 31, 2017, we recorded executive compensation expense for the cash incentive payments for Mr. Armes of $0.2 million and $0.5 million, respectively, and stock compensation expense for Mr. Armes of $0.1 million and $0.3 million, respectively. During the three and nine months ended December 31, 2016, we recorded total executive compensation expense for the cash incentive payments of $0.2 million and $1.7 million for Mr. Armes and Ms. Tacke, respectively, and total stock compensation expense of $0.1 million and $0.9 million, respectively. Within those amounts, for the nine months ended December 31, 2016, were $1.2 million and $1.0 million of cash incentive and stock compensation expense, respectively, that were accelerated as a result of Ms. Tacke's transition from the Company in June 2016. As of December 31, 2017, all awards under the Spin-Off Executive Compensation Plan are fully vested.

7. SHARE-BASED COMPENSATION
In September 2015, CSWI adopted and Capital Southwest approved (as our sole stockholder at the time) our 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of December 31, 2017, 907,208 shares were available for issuance under the 2015 Plan. In September 2015, in connection with the Spin-Off Executive Compensation Plan and Share Distribution, we issued 510,447 shares of common stock to adjust outstanding Capital Southwest equity-based awards to represent both Capital Southwest and CSWI equity-based awards. These conversion grants were issued on substantially the same terms and conditions as the prior Capital Southwest equity-based grants, and they were issued separate and apart from the 2015 Plan's 1,230,000 share authorization.
We recorded share-based compensation as follows for the three and nine-month periods ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31, 2017
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$54	$1,067	$1,121
Related income tax benefit	(16)	(375)	(391)
Net share-based compensation expense	$38	$692	$730

	Three Months Ended December 31, 2016
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$54	$624	$678
Related income tax benefit	(19)	(218)	(237)
Net share-based compensation expense	$35	$406	$441

	Nine Months Ended December 31, 2017
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$162	$2,651	$2,813
Related income tax benefit	(49)	(937)	(986)
Net share-based compensation expense	$113	$1,714	$1,827

	Nine Months Ended December 31, 2016
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$419	$1,723	$2,142
Related income tax benefit	(147)	(603)	(750)
Net share-based compensation expense	$272	$1,120	$1,392
Stock option activity was as follows:

	Nine Months Ended December 31, 2017
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(in millions)
Outstanding at April 1, 2017	251,635	$24.44
Granted	—	—
Exercised	(19,918)	16.51
Canceled	—	—
Outstanding at December 31, 2017	231,717	$25.12	6.5	$4.8
Exercisable at December 31, 2017	213,791	$25.17	6.5	$4.4
At December 31, 2017, we had an immaterial amount of unrecognized compensation cost related to non-vested stock options, which will be amortized into net income over the remaining weighted average vesting period of less than one year. No options were granted during the three and nine-month period ended December 31, 2017. The total fair value of shares vested during the three and nine month period ended December 31, 2017 was $0.1 million and $0.2 million, respectively. There were no options exercised during the three months ended December 31, 2017. The total fair value of shares exercised under option awards for the nine months ended December 31, 2017 was $0.3 million. No options were granted during the three or nine months ended December 31, 2016. The intrinsic value of options exercised during the three and nine months ended December 31, 2016 was $2.2 million, and the tax benefit received was $0.1 million. The total fair value of stock options vested during the three and nine months ended December 31, 2016 was $0.3 million and $0.7 million, respectively.
Restricted share activity was as follows:

	Nine Months Ended December 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2017	209,491	$26.53
Granted	121,902	46.23
Vested	(79,107)	22.77
Canceled	(4,415)	33.26
Outstanding at December 31, 2017	247,871	$37.30
During the restriction period, the holders of restricted shares are entitled to vote and, except for conversion awards issued under the Spin-Off Executive Compensation Plan (as discussed in Note 6), receive dividends. At December 31, 2017, we had unrecognized compensation cost related to unvested restricted shares of $7.0 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.1 years. The total fair value of restricted shares granted during the three and nine months ended December 31, 2017 was $3.4 million and $5.6 million, respectively. The total fair value of restricted shares vested during the three and nine month periods ended December 31, 2017 was $3.5 million. The total fair value of restricted shares granted during the three and nine months ended December 31, 2016 was $2.7 million and $4.1 million, respectively. The total fair value of restricted shares vested during the three and nine month periods ended December 31, 2016 was $1.3 million and $1.8 million, respectively.
Performance-based restricted shares and units granted during the three and nine months ended December 31, 2017 and 2016 includes 44,113 units and 49,373 shares (at target), respectively, with performance-based vesting provisions, and vesting ranges from 0%-200% and 0%-100%, respectively, based on pre-defined performance targets with market conditions. Performance-based units do not have the rights to vote or receive cash dividends until vesting. Performance-based restricted shares and units are earned upon the achievement of performance targets, and are payable in common shares. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value as determined by a Monte Carlo simulation.

8.	LONG-TERM DEBT
Debt consists of the following (in thousands):

	December 31, 2017	March 31, 2017
Revolving Credit Facility, interest rate of 2.82% and 2.23%, respectively	$28,000	$60,625
Whitmore term loan, interest rate of 3.57% and 2.98%, respectively	12,161	12,582
Total debt	40,161	73,207
Less: Current portion	(561)	(561)
Long-term debt	$39,600	$72,646
Revolving Credit Facility Agreement
On December 11, 2015, we entered into a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The agreement was amended on September 15, 2017 to allow for multi-currency borrowing with a $125.0 million sublimit. Borrowings under this facility bear interest at a rate of prime plus 0.50% or London Interbank Offered Rate (“LIBOR”) plus 1.50%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at maturity, September 15, 2022, from December 11, 2020, as amended. The Revolving Credit Facility is secured by substantially all of our assets. During the nine months ended December 31, 2017 we repaid $32.6 million of the outstanding borrowings under this facility, and as of December 31, 2017 and March 31, 2017, we had a remaining outstanding balance of $28.0 million and $60.6 million, respectively, which resulted in borrowing capacity of $272.0 million and $239.4 million, respectively, inclusive of the accordion feature. The Revolving Credit Facility contains certain customary restrictive covenants, including a requirement to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum leverage ratio of Funded Debt to EBITDA (as defined in the agreement) of 3.00 to 1.00. Covenant compliance is tested quarterly and we were in compliance with all covenants as of December 31, 2017.
Whitmore Term Loan
As of December 31, 2017, Whitmore Manufacturing (one of our wholly-owned operating subsidiaries) had a secured term loan outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility. The term loan matures on July 31, 2029, with payments of $140,000 due each quarter. Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%. As of December 31, 2017 and March 31, 2017, Whitmore had $12.2 million and $12.6 million, respectively, in outstanding borrowings under the term loan.

9.	DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING
We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of December 31, 2017 and March 31, 2017, we had $40.2 million and $43.2 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At December 31, 2017, the maximum remaining length of any interest rate swap contract in place was approximately 11.6 years. The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	December 31, 2017	March 31, 2017
Current derivative assets	$57	$—
Current derivative liabilities	134	199
Non-current derivative liabilities	431	420
The impact of changes in fair value of interest rate swaps is included in Note 16.
On June 17, 2016, we entered into a foreign exchange forward contract, not designated as a hedging instrument, to hedge our exposure associated with assets denominated in British pounds. The forward contract was settled on September 29, 2016 resulting in a net gain of $0.2 million, which was included in other income (expense), net on our condensed consolidated statements of operations for the fiscal year ended March 31, 2017.
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
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and nine months ended December 31, 2017 and 2016 (amounts in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Income from continuing operations	$2,635	$1,859	$22,072	$14,477
Loss from discontinued operations	(36,672)	(1,454)	(40,293)	(6,134)
Net (loss) income	$(34,037)	$405	$(18,221)	$8,343

Weighted average shares:
Common stock	15,694	15,586	15,659	15,529
Participating securities	—	246	—	219
Denominator for basic earnings per common share	15,694	15,832	15,659	15,748
Potentially dilutive securities	—	62	—	64
Denominator for diluted earnings per common share	15,694	15,894	15,659	15,812

Basic earnings (loss) per common share:
Continuing operations	$0.17	$0.12	$1.41	$0.92
Discontinued operations	(2.34)	(0.09)	(2.57)	(0.39)
Net (loss) income	$(2.17)	$0.03	$(1.16)	$0.53

Diluted earnings (loss) per common share:
Continuing operations	$0.17	$0.12	$1.41	$0.92
Discontinued operations	(2.34)	(0.09)	(2.57)	(0.39)
Net (loss) income	$(2.17)	$0.03	$(1.16)	$0.53

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares. As a result of the net loss for the three and nine month periods ended December 31, 2017, we excluded 339 and 310, respectively of unvested Restricted Shares from the calculation of diluted EPS due to their anti-dilutive effect.

11.	SHAREHOLDERS' EQUITY
On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over the next two years. These shares may be repurchased in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. As of December 31, 2017, 1,221 shares have been repurchased for an aggregate of $0.1 million.

12.	FAIR VALUE MEASUREMENTS
The fair value of interest rate swaps and foreign exchange forward contracts (as discussed in Note 9) are determined using Level 2 inputs. The carrying value of our debt (discussed in Note 8) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, bank time deposits, accounts receivable, net, accounts payable) approximated their fair values at December 31, 2017 and March 31, 2017 due to their short-term nature.
The fair values of acquisition-related contingent payments were estimated using Level 3 inputs.  The contingent payment related to the acquisition of assets from SureSeal Manufacturing (“SureSeal”) utilizing the weighted average probability method using forecasted sales and gross margin. On August 3, 2017, we entered into an agreement with the sellers of the SureSeal product line assets that, among other things, amended the purchase agreement to eliminate the potential contingent payment in exchange for a cash payment substantially equivalent to what was accrued.  The contingent payment was settled during the quarter ended September 30, 2017 with a change in estimate of $0.1 million as noted in the table below.

The following table sets forth the change in fair value and the related settlement of the contingent fee recognized within the selling, general and administrative expenses of our condensed consolidated statements of operations (in thousands):

Nine Months Ended December 31, 2017
SureSeal
Balance at April 1, 2017	$6,390
Change in estimate	110
Payment of contingent fee	(6,500)
Balance at December 31, 2017	$—

The assets of the Coatings business have been written down to their estimated fair values as a result of the plan to sell the Coatings business as of December 31, 2017. The determination of fair value of long-lived assets is a non-recurring fair value estimate which relies heavily upon the use of Level 3 inputs. Our estimate of fair value was based on both (i) an income approach, which forecasted the future cash flows which could be generated by the underlying assets, and (ii) an estimated recovery value based upon sale of the assets in their current condition.

Our Coatings business experienced a rapid decline in operating revenues and corresponding cash flows during the third fiscal quarter, and these declines are expected to persist for the foreseeable future absent a significant investment.  As a result of this rapid decline, we intend to sell the Coatings business to allow us to direct our resources to our other businesses that meet our profitability standards.  However, due to the recent challenges associated with our Coatings business and their recent poor financial performance, we have concluded that a material impairment of the assets attributable to the Coatings business was necessary to state the assets at their fair value as of December 31, 2017.

The following table represents the placement in the fair value hierarchy of assets that were measured at fair value on a non-recurring basis as a result of classifying the Coatings business as held-for-sale as of December 31, 2017. Refer to Note 3 for further discussion.

	Carrying Values before Impairment	Estimated Fair Value	Level 1	Level 2	Level 3

Intangible assets	$30,073	$—	$—	$—	$—
Property, plant and equipment	8,064	—	—	—	—
Inventory	6,409	—	—	—	—
Prepaid expenses and other current assets	426	215	—	—	215

13.	RETIREMENT PLANS

Refer to Note 12 to our consolidated financial statements included in our Annual Report for a description of our retirement and post-retirement benefits.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended December 31,
	2017	2016
Service cost, benefits earned during the period	$14	$—
Interest cost on projected benefit obligation	628	616
Expected return on assets	(980)	(902)
Amortization of net actuarial loss	7	—
Net pension benefit	$(331)	$(286)

	Nine Months Ended December 31,
	2017	2016
Service cost, benefits earned during the period	$41	$—
Interest cost on projected benefit obligation	1,883	1,850
Expected return on assets	(2,941)	(2,706)
Amortization of net actuarial loss	21	—
Net pension benefit	$(996)	$(856)

14.	CONTINGENCIES
From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

15.	INCOME TAXES
Amounts recorded where accounting is complete in the three months ended December 31, 2017 principally relate to the reduction in the U.S. corporate income tax rate to 21%, which resulted in us reporting an income tax benefit of $0.4 million to remeasure deferred taxes assets and liabilities that will reverse at the new 21% rate. We also recognized an income tax benefit of $0.3 million due to the rate change on current year temporary differences, for a total benefit of $0.7 million as a result of the federal rate change to 21%.

The new law includes transition tax and one-time mandatory repatriation of cash and net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. We have reasonably estimated our foreign earnings and profits, and as a result, we reported a tax expense of $4.9 million, net of a $1.0 million foreign tax credit, which increased the effective tax rate for the quarter by 63.3%. We will continue to measure the impact, record any changes in subsequent quarters as we further refine our calculation of earnings, profits and foreign tax pools of our controlled foreign corporations and as additional guidance becomes available. We are still determining the timing or period over which the tax repatriation obligation will be paid. The amount has been recorded as income tax payable.
Other law changes implemented by the Act, such as the repeal of the Section 199 manufacturing deduction, changes to the calculation for Section 162(m) executive compensation deduction, interest deduction limitation and Global Intangible Low Taxed Income ("GILTI"), and others will not have any impact on us until the fiscal year ending March 31, 2019. We will continue to monitor guidance regarding these changes for how it will impact the financial statements in later periods.
For the three months ended December 31, 2017, we earned $7.8 million from continuing operations before taxes and provided for income taxes of $5.1 million, resulting in an effective tax rate of 66.1%. For the three months ended December 31, 2016, we earned $5.0 million from continuing operations before taxes and provided for income taxes of $3.2 million, resulting in an effective tax rate of 63.3%. The provision for income taxes for the three months ended December 31, 2017 was impacted by one-time transition tax on mandatory repatriation based on cash and net accumulated earnings and profits of our foreign subsidiaries, which increased the effective tax rate by 63.3%. This tax expense was offset by a tax benefit of $0.7 million due to the reduction in federal statutory rate from 35% to 21%, as well as a $0.9 million tax benefit related to adjustments identified during the preparation of our federal tax return. The provision for income taxes for the three months ended December 31, 2016 was impacted by $1.0 million primarily relating to adjustments identified during the preparation of our federal tax return, which increased our anticipated effective rate by 18.9%.
The provision for income taxes from continuing operations for the nine months ended December 31, 2017 was $16.2 million, resulting in an effective tax rate of 42.4%, as compared with the provision of $12.0 million, resulting in an effective tax rate of

45.2%, for the nine months ended December 31, 2016. The provision for income taxes for the nine months ended December 31, 2017 was impacted by an increase in tax expense related to the one-time transition tax for mandatory repatriation based on cash and net accumulated earnings and profits of our foreign subsidiaries, which increased the effective tax rate by 12.8%. The provision for income taxes for the nine months ended December 31, 2016 was impacted by $1.9 million primarily relating to reserves for uncertain tax positions and the effect of changes in tax rates, which increased our anticipated effective tax rate by 7.0%.

16.	OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended December 31,
	2017	2016
Currency translation adjustments:
Balance at beginning of period	$(4,495)	$(7,180)
Adjustments for foreign currency translation	(134)	(1,534)
Balance at end of period	$(4,629)	$(8,714)
Interest rate swaps:
Balance at beginning of period	$(436)	$(1,288)
Unrealized gains (losses), net of taxes of $(40) and $(375), respectively (a)	74	696
Reclassification of losses included in interest expense, net of taxes of $(17) and $(45), respectively	32	83
Other comprehensive income	106	779
Balance at end of period	$(330)	$(509)
Defined benefit plans:
Balance at beginning of period	$(1,927)	$(1,221)
Amortization of net loss, net of taxes of $(5) and $(1), respectively	9	2
Balance at end of period	$(1,918)	$(1,219)

	Nine Months Ended December 31,
	2017	2016
Currency translation adjustments:
Balance at beginning of period	$(8,132)	$(5,248)
Adjustments for foreign currency translation	3,503	(3,466)
Balance at end of period	$(4,629)	$(8,714)
Interest rate swaps:
Balance at beginning of period	$(402)	$(1,221)
Unrealized gains (losses), net of taxes of $23 and $(239), respectively (a)	(43)	444
Reclassification of losses included in interest expense, net of taxes of $(61) and ($144), respectively	115	268
Other comprehensive loss	72	712
Balance at end of period	$(330)	$(509)
Defined benefit plans:
Balance at beginning of period	$(1,901)	$(1,229)
Amortization of net (gain) loss, net of taxes of $9 and $(5), respectively	(17)	10
Balance at end of period	$(1,918)	$(1,219)

(a)
Unrealized losses are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.1 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2017.

17.	SEGMENTS
As noted in Note 1, we historically conducted our operations through three business segments based on type of product and how we managed the business. During the quarter ended December 31, 2017, we realigned our reportable segments as a result of organizational changes to better align its resources to support its ongoing business strategy. We retained our Industrial Products Segment and combined the former Coatings Sealants & Adhesives Segment into the Specialty Chemicals Segment, as the Coatings business, which constitutes substantially all of our Coating business, is held-for-sale and has been classified as discontinued operations:

•
Industrial Products includes specialty mechanical products, fire and smoke protection products, architecturally-specified building products and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial application.

•
Specialty Chemicals is comprised of pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

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
Three Months Ended December 31, 2017:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$37,906	$31,129	$69,035	$1	$69,036
Operating income	7,299	4,048	11,347	(3,068)	8,279
Three Months Ended December 31, 2016:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$31,715	$33,498	$65,213	$44	$65,257
Operating income	3,978	3,099	7,077	(1,951)	5,126

Nine Months Ended December 31, 2017:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$139,654	$103,101	$242,755	$2	$242,757
Operating income	33,211	15,116	48,327	(8,147)	40,180

Nine Months Ended December 31, 2016:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$117,048	$93,898	$210,946	$89	$211,035
Operating income	24,482	12,709	37,191	(10,462)	26,729

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our continuing operations financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2017 included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.
Recent Developments
During the third quarter of fiscal year 2018, we commenced a sale process to divest our Coatings business to allow us to focus resources on our core growth platforms. Our Coatings business manufactures specialized industrial coating products including urethanes, epoxies, acrylics and alkyds. As of December 31, 2017, the Coatings business met the held-for-sale criteria under the requirements of ASC 360. Accordingly, as of December 31, 2017, we have classified and accounted for the assets and liabilities of the Coatings business as held-for-sale.
Additionally, as a result of our determination to sell the Coatings business, we realigned our reportable segments as a result of organizational changes to better align our resources to support our ongoing business strategy during the quarter ended December 31, 2017. We retained our Industrial Products Segment and combined the remaining business lines of our historical Coatings, Sealants & Adhesives Segment into our Specialty Chemicals Segment, as Strathmore, which constitutes substantially all of our Coatings business, is held-for-sale and has been classified as discontinued operations. See Note 3 to the condensed consolidated financial statements included in this Quarterly Report for additional information.
Overview
We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for HVAC and refrigeration applications and high- performance specialty lubricants. Markets that we serve include HVAC, industrial, rail, plumbing, architecturally-specified building products, energy, mining and other general industrial markets. Our operations are concentrated in the U.S., but we also have operations in Australia, Canada and the United Kingdom, and our products are sold directly or through designated channels both domestically and internationally.
Many of our products are used to enhance the performance of our customers' equipment that are expensive to repair or replace and are critical to their operations. The maintenance, repair and overhaul activities of our customers, as well as the consumable nature of many of our products, provide a source of recurring revenue for us. We also offer certain custom and semi-custom products, which enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, Kopr Kote, Jet-Lube Extreme, Smoke Guard, Safe-T-Switch, Mighty Bracket, Balco, Whitmore, Air Sentry, Oil Safe, Deacon, AC Leak Freeze, and Greco.
We believe that our broad portfolio of products and markets served and our brand recognition will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance and overall global economic uncertainty.
During the nine months ended December 31, 2017, our continuing operations experienced strong sales growth (15.0% as compared with the same period in the prior year).  This was driven by organic sales growth of $17.3 million, or 8.1%, in key end markets such as HVAC, plumbing, mining and energy, where our innovative products have increased market penetration. In addition, we experienced inorganic sales growth of $14.4 million, or 6.9% as compared to the prior year period, due to our acquisition of Greco Aluminum Railings, and we are currently benefiting from related growth driven by a robust commercial construction cycle.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our condensed consolidated results of continuing operations and results for each of our segments.
The acquisition of Greco Aluminum Railings (as discussed in Note 2) impacts comparability across the periods included in this Quarterly Report. The operations of Greco have been included in the Industrial Products segment since February 28, 2017, the effective date of the acquisition.

Throughout this discussion, we refer to costs incurred related to “restructuring and realignment.”  These costs represent both restructuring and non-restructuring charges incurred as a result of manufacturing footprint optimization activities, including those activities described in Note 1. As of December 31, 2017, these restructuring and realignment programs were complete.

Net Revenues

	Three Months Ended December 31,
(amounts in thousands)	2017	2016
Revenues, net	$69,036	$65,257
Net revenues for the three months ended December 31, 2017 increased $3.8 million, or 5.8%, as compared with the three months ended December 31, 2016.  Excluding acquisition-related revenue ($4.3 million), the decrease was primarily attributable to decreased sales in the architecturally-specified building products and energy end markets. Additionally, the prior year benefited from the conversion of excess order backlog that accumulated during the integration of the Jet-Lube operations into our Rockwall, Texas production facility, that did not repeat. This decrease was partially offset by an increase in HVAC and plumbing end markets.

	Nine Months Ended December 31,
(amounts in thousands)	2017	2016
Revenues, net	$242,757	$211,035
Net revenues for the nine months ended December 31, 2017 increased $31.7 million, or 15.0%, as compared with the nine months ended December 31, 2016. The increase was primarily attributable to increased sales within the HVAC, plumbing, energy and mining end markets ($18.8 million), as well as acquisition-related revenues ($14.4 million), partially offset by decreases within the industrial and architecturally-specified building products end markets ($1.5 million).
Gross Profit and Gross Profit Margin

	Three Months Ended December 31,
(amounts in thousands except for percentages)	2017	2016
Gross profit	$30,202	$27,369
Gross profit margin	43.7%	41.9%
Gross profit for the three months ended December 31, 2017 increased $2.8 million, or 10.4%, as compared with the three months ended December 31, 2016. The increase in gross profit was due to fixed cost leverage from increased sales within HVAC and plumbing ($2.1 million) end markets, acquisition-related gross profit ($1.5 million), partially offset by a decrease in energy, industrial and architecturally-specified building products ($0.8 million) end markets. Gross profit margin of 43.7% for the three months ended December 31, 2017 increased as compared to 41.9% for the three months ended December 31, 2016 due to increases within net revenues and gross profit as discussed.

	Nine Months Ended December 31,
(amounts in thousands except for percentages)	2017	2016
Gross profit	$111,725	$98,448
Gross profit margin	46.0%	46.7%
Gross profit for the nine months ended December 31, 2017 increased $13.3 million, or 13.5%, as compared with the nine months ended December 31, 2016. The increase in gross profit was due to fixed cost leverage from increased sales within HVAC, plumbing, energy and mining ($9.5 million) end markets, as well as acquisition-related gross profit ($6.0 million), partially offset by decreases within industrial and architecturally-specified building products ($2.2 million) end markets. Gross profit margin of 46.0% for the nine months ended December 31, 2017 decreased slightly as compared with a gross profit margin of 46.7% for the nine months ended December 31, 2016 due to an unfavorable change in product mix within our energy, architecturally-specified building products and industrial end markets.

Operating Expenses

	Three Months Ended December 31,
(amounts in thousands except for percentages)	2017	2016
Operating and impairment expenses	$21,923	$22,243
Operating expenses as a % of sales	31.8%	34.1%
Operating expenses for the three months ended December 31, 2017 remained relatively flat as compared with the three months ended December 31, 2016. The decrease in operating expense as a percentage of sales of 31.8% for the three months ended December 31, 2017, as compared to 34.1% for the three months ended December 31, 2016, was attributable to leverage on the increased revenue and savings as a result of prior year restructuring and realignment activity in the prior year that did not recur during the current year, partially offset by acquisition-related operating expenses ($1.1 million).

	Nine Months Ended December 31,
(amounts in thousands except for percentages)	2017	2016
Operating and impairment expenses	$71,545	$71,719
Operating expenses as a % of sales	29.5%	34.0%
Operating expenses for the nine months ended December 31, 2017 remained relatively flat as compared with the nine months ended December 31, 2016. The decrease in operating expense as a percentage of sales of 29.5% for the nine months ended December 31, 2017, as compared to 34.0% for the nine months ended December 31, 2016, was attributable to savings as a result of prior year restructuring and realignment activity, and leverage on the increased revenue, CFO transition costs ($3.0 million) that occurred in the prior year that did not recur during the current year, partially offset by increases from acquired businesses ($3.0 million).
Operating Income

	Three Months Ended December 31,
(amounts in thousands except for percentages)	2017	2016
Operating income	$8,279	$5,126
Operating margin	12.0%	7.9%
Operating income for the three months ended December 31, 2017 increased $3.1 million, or 61.5%, as compared with the three months ended December 31, 2016. The increase was a result of the increase in gross profit and the slight decrease in operating expenses, as discussed above.

	Nine Months Ended December 31,
(amounts in thousands except for percentages)	2017	2016
Operating income	$40,180	$26,729
Operating margin	16.6%	12.7%
Operating income for the nine months ended December 31, 2017 increased $13.5 million, or 50.3%, as compared with the nine months ended December 31, 2016. The increase was a result of the increase in gross profit and the slight decrease in operating expenses, as discussed above.
Other Income and Expense
Net interest expense of $0.5 million and $1.9 million for the three and nine-month periods ended December 31, 2017 was comparable to the three and nine-month periods ended December 31, 2016.
Other income (expense), net decreased by $0.5 million for the three months ended December 31, 2017 as compared with the three months ended December 31, 2016.  Other income (expense), net decreased by $1.9 million to expense of $0.1 million for the nine-months ended December 31, 2017 as compared with the nine-months ended December 31, 2016. The decrease for both the three and nine-month periods ended December 31, 2017 was due primarily to a decrease in gains arising from transactions in currencies other than our sites' functional currencies.

Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for the three months ended December 31, 2017 was $5.1 million resulting in an effective tax rate of 66.1%, as compared with the provision of $3.2 million, resulting in an effective tax rate of 63.3%, for the three months ended December 31, 2016. The provision for income taxes for the three months ended December 31, 2017 was primarily due to the one-time transition tax for mandatory repatriation based on cash and net accumulated earnings and profits of our foreign subsidiaries, which increased the effective tax rate by 63.3%. This tax expense was offset by a tax benefit of $0.7 million due to the reduction in federal statutory rate from 35% to 21%. The provision for income taxes for the three months ended December 31, 2016 was impacted by $1.0 million primarily relating to adjustments identified during the preparation of our federal tax return, which increased our anticipated effective rate by 18.9%.
The provision for income taxes for the nine months ended December 31, 2017 was $16.2 million, resulting in an effective tax rate of 42.4% , as compared with the provision of $12.0 million, resulting in an effective tax rate of 45.2%, for the nine months ended December 31, 2016. The provision for income taxes for the nine months ended December 31, 2017 was impacted by an increase in tax expense related to the one-time transition tax for mandatory repatriation based on cash and net accumulated earnings and profits of our foreign subsidiaries, which increased the effective tax rate by 12.8%. The provision for income taxes for the nine months ended December 31, 2016 was impacted by $1.9 million primarily relating to reserves for uncertain tax positions and the effect of changes in tax rates, which increased our anticipated effective tax rate by 7.0%.
Business Segments
As described in Note 1, we historically conducted our operations through three business segments based on type of product and how we managed the business. During the quarter ended December 31, 2017, we realigned our reportable segments as a result of organizational changes to better align our resources to support our ongoing business strategy. We retained our Industrial Products segment and combined the former Coatings Sealants & Adhesives Segment, excluding the Coating business, into the Specialty Chemicals segment retaining the name, Specialty Chemicals, resulting in two business segments as of December 31, 2017.
Industrial Products Segment Results
Industrial Products includes specialty mechanical products, fire and smoke protection products, architecturally-specified building products and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial application.

	Three Months Ended December 31,
	2017	2016
	(in thousands, except percentages)
Revenues, net	$37,906	$31,715
Operating income	7,299	3,978
Operating margin	19.3%	12.5%
Net revenues for the three months ended December 31, 2017 increased $6.2 million, or 19.5%, as compared with the three months ended December 31, 2016. The increase was primarily attributable to acquisition-related net revenue ($4.4 million) as well as increased sales volumes to the HVAC and plumbing end markets ($3.3 million), partially offset by decreases in industrial and architecturally-specified building products end markets ($1.6 million).
Operating income for the three months ended December 31, 2017 increased $3.3 million, or 83.5%, as compared with the three months ended December 31, 2016. The increase was primarily attributable to increased sales volume within the HVAC and plumbing end markets ($2.7 million), as well as acquisition-related operating income ($0.5 million).

	Nine Months Ended December 31,
	2017	2016
	(in thousands, except percentages)
Revenues, net	$139,654	$117,048
Operating income	33,211	24,482
Operating margin	23.8%	20.9%
Net revenues for the nine months ended December 31, 2017 increased $22.6 million, or 19.3%, as compared with the nine months ended December 31, 2016. The increase was primarily attributable to acquisition-related net revenue ($14.4 million) as well as increased sales volumes to the HVAC and plumbing end markets ($9.6 million), partially offset by decreases within the industrial and architecturally-specified building products end markets ($1.5 million).

Operating income for the nine months ended December 31, 2017 increased $8.7 million, or 35.6%, as compared with the nine months ended December 31, 2016. The increase was primarily attributable to increased sales volume within the HVAC and plumbing end markets ($6.8 million), as well as acquisition-related operating income ($3.0 million), partially offset by decreases in the industrial and architecturally-specified building products ($1.2 million) end markets.
Specialty Chemicals Segment Results
Specialty Chemicals is comprised of pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations, and degreasers and cleaners.

	Three Months Ended December 31,
	2017	2016
	(in thousands except percentages)
Revenues, net	$31,129	$33,498
Operating income	4,048	3,099
Operating margin	13.0%	9.3%
Net revenues for the three months ended December 31, 2017 decreased $2.4 million, or 7.1%, as compared to the three months ended December 31, 2016.  The decrease was primarily attributable to the benefit of converting excess order backlog that accumulated during the integration of the Jet-Lube operations into our Rockwall, Texas production facility in the same period of the prior year that did not recur ($1.5 million), and decreases in the mining end market.
Operating income for the three months ended December 31, 2017 increased $0.9 million, or 30.6%, as compared to the three months ended December 31, 2016. The increase was a result of savings from the plant consolidation of our Jet-Lube facility into our Rockwall operations, partially offset by a decrease in the energy and mining end markets.

	Nine Months Ended December 31,
	2017	2016
	(in thousands except percentages)
Revenues, net	$103,101	$93,898
Operating income	15,116	12,709
Operating margin	14.7%	13.5%
Net revenues for the nine months ended December 31, 2017 increased $9.2 million, or 9.8%, as compared with the nine months ended December 31, 2016. The increase in total was attributable to increased sales in the energy, mining and plumbing end markets.
Operating income for the nine months ended December 31, 2017 increased $2.4 million, as compared with the nine months ended December 31, 2016. The increase was attributable to an increase in sales in the energy, mining and plumbing end markets.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Nine Months Ended December 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities from continuing operations	$47,050	$33,747
Net cash (used in) provided by investing activities from continuing operations	(1,855)	6,130
Net cash used in financing activities	(34,137)	(41,638)
Existing cash, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance (including cash and cash equivalents and bank time deposits) at December 31, 2017 was $26.5 million, as compared with $24.9 million at March 31, 2017.
For the nine months ended December 31, 2017, our cash provided by operating activities from continuing operations was $47.1 million, as compared with $33.7 million for nine months ended December 31, 2016.  Continuing operations cash flows from working capital increased for the nine months ended December 31, 2017 as compared to the nine months ended December 31,

2016, primarily due to lower accounts receivable ($8.7 million) and lower prepaid expenses and other current assets ($0.4 million) and higher accounts payable and other current liabilities ($10.3 million) and higher inventories ($1.3 million). Continuing operations cash flows from working capital increased for the nine months ended December 31, 2016, due primarily to higher accounts payable and other current liabilities ($4.0 million) and lower accounts receivable ($2.9 million) and higher inventories ($2.1 million) and prepaid expenses and other current assets ($0.6 million).
Cash flows used in investing activities for continuing operations during the nine months ended December 31, 2017 were $1.9 million as compared with $6.1 million of cash provided for the nine months ended December 31, 2016. Capital expenditures during the nine months ended December 31, 2017 were $4.3 million, a decrease of $1.3 million as compared with the nine months ended December 31, 2016. Our capital expenditures primarily are focused on continuous improvement, automation and consolidation of manufacturing facilities.
Cash flows used in financing activities for continuing operations during the nine months ended December 31, 2017 were $34.1 million as compared with $41.6 million for the nine months ended December 31, 2016. Cash outflows during both the nine months ended December 31, 2017 and 2016 resulted primarily from repayments on our Revolving Credit Facility (as discussed in Note 8 to our condensed consolidated financial statements included in this Quarterly Report).
We believe that available cash and cash equivalents, cash flows generated through continuing operations and cash available under our Revolving Credit Facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.
Acquisitions and Dispositions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise capital, is a critical consideration in any such evaluation. Note 2 to our condensed consolidated financial statements included in this Quarterly Report contains a discussion of certain of our recent acquisitions. Note 3 to our condensed consolidated financial statements included in this Quarterly Report contains a discussion of the recent classification of a portion of our business as held-for-sale.
Financing
Credit Facilities
See Note 8 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness. We were in compliance with all covenants as of December 31, 2017.
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our indebtedness. These agreements are more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the nine months ended December 31, 2017.
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
Variable Rate Indebtedness
We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of December 31, 2017, we had no outstanding variable rate indebtedness, after consideration of interest rate swaps. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At December 31, 2017, we had interest rate swap agreements that covered 100% of the $40.2 million of our total outstanding indebtedness. Each quarter point change in interest rates would result in a negligible change in our interest expense on an annual basis.
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
Foreign Currency Exchange Rate Risk
We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized a net loss associated with foreign currency translation of $(0.1) million and $(1.5) million for the three months ended December 31, 2017 and 2016, respectively, which are included in accumulated other comprehensive income (loss). We realized a net gain (loss) associated with foreign currency translation of $3.5 million and $(3.5) million for the nine months ended December 31, 2017 and 2016, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of $0.1 million and $(0.2) million for the three and nine months ended December 31, 2017, respectively, which are included in other income (expense), net on our condensed consolidated statements of operations. We recognized foreign currency transaction net losses of $1.5 million and $3.5 million for the three and nine months ended December 31, 2016, respectively, which are included in other income (expense), net on our condensed consolidated statements of operations.
Based on a sensitivity analysis at December 31, 2017, a 10% change in the foreign currency exchange rates for the three months ended December 31, 2017 would have impacted our net earnings by a negligible amount. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The disclosure contained in Note 14 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report is incorporated by reference into this “Item 1. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are named defendants in a number of lawsuits, including product liability claims that are insured, subject to applicable deductibles, certain other ordinary routine lawsuits incidental to our business, and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

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
Note 11 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program. Through December 31, 2017, 1,221 shares have been repurchased under this program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
Oct 1 - 31	13,601	(b)	$44.40	1,221	$34.9
November 1-30	—		—	—	34.9
December 1-31	7,989	(c)	45.95	—	34.9
Total	21,590			1,221

(a)
On November 11, 2016, we announced that our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate market value of $35.0 million during a two-year period. The program may be limited or terminated at any time. As of December 31, 2017, 1,221 shares have been repurchased for an aggregate of $0.1 million.

(b)	Includes 12,380 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $44.35.

(c)	Represents 7,989 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $45.95.

Item 6.	Exhibits

Exhibit No.	Description
10.1+	Form of Employee Time Vested Restricted Share Award Agreement*
10.2+	Form of Employee Time Vested Restricted Stock Unit Award Agreement*
10.3+	Form of Non-Employee Director Time Vested Restricted Share Award Agreement*
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101+	INSTANCE DOCUMENT

EX-101+	SCHEMA DOCUMENT

EX-101+	CALCULATION LINKBASE DOCUMENT

EX-101+	LABELS LINKBASE DOCUMENT

EX-101+	PRESENTATION LINKBASE DOCUMENT

EX-101+	DEFINITION LINKBASE DOCUMENT

_________________________
+ Filed herewith
++    Furnished herewith
*     Management contracts and compensatory plans required to be filed as exhibits to this Quarterly Report on 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSW INDUSTRIALS, INC.

Date: February 8, 2018	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2018	/s/ Greggory W. Branning
Greggory W. Branning
Chief Financial Officer (Principal Financial Officer)