Form 10-K
period 2018-03-31
CSW INDUSTRIALS, INC.
filed 2018-05-30
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the last sale price for the common stock as reported by the Nasdaq Global Select Market on September 29, 2017 the last business day of our most recently completed second fiscal quarter was approximately $479.8 million.
As of May 24, 2018, the latest practicable date, 15,841,605 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

PART I

ITEM 1:	Business	1
ITEM 1A:	Risk Factors	8
ITEM 1B:	Unresolved Staff Comments	16
ITEM 2:	Properties	16
ITEM 3:	Legal Proceedings	17
ITEM 4:	Mine Safety Disclosures	17
PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
ITEM 6:	Selected Financial Data	20
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 8:	Financial Statements and Supplementary Data	31
ITEM 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	67
ITEM 9A:	Controls and Procedures	67
ITEM 9B:	Other Information
PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	70
ITEM 11:	Executive Compensation	70
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	70
ITEM 14:	Principal Accounting Fees and Services	70
PART IV

ITEM 15:	Exhibits, Financial Statement Schedules	70
SIGNATURES		72

EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 XBRL Instance Document
EX-101 XBRL Taxonomy Extension Schema
EX-101 XBRL Taxonomy Extension Calculation Linkbase Document
EX-101 XBRL Taxonomy Extension Definition Linkbase Document
EX-101 XBRL Taxonomy Extension Label Linkbase Document
EX-101 XBRL Taxonomy Extension Presentation Linkbase Document

PART I
Unless otherwise specified, or the context otherwise requires, the references in this Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (“Annual Report”) to “our company,” “the Company,” “we,” “us,” “our” or “CSWI” refer to CSW Industrials, Inc. together with our wholly-owned subsidiaries.
ITEM 1: BUSINESS
General
CSWI is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two business segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilation and air conditioning (“HVAC”) and refrigeration applications, sealants and high-performance specialty lubricants. Markets that we serve include HVAC, industrial, rail, plumbing, architecturally-specified building products, energy, mining and other general industrial markets. Our manufacturing operations are concentrated in the United States (“U.S.”) and Canada, but we also have distribution operations in Australia, Canada and the United Kingdom (“U.K.”), and our products are sold directly or through designated channels in over 100 countries around the world, including: Australia, Brazil, Canada, China, Colombia, the Netherlands, Russia, South Africa, Sweden, the U.K. and the U.S.
Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. We believe that our industrial brands, such as RectorSeal No. 5® and KOPR-KOTE®, are well known in the specific industries we serve and have a reputation for high quality and reliability. Through organic growth and acquisitions, we believe that we are well positioned to offer our customers an increasingly broad portfolio of performance optimizing solutions. We have a successful record of making accretive acquisitions, and we believe that there are further attractive acquisition opportunities available within the markets in which we operate.
We have a long history of providing high quality specialty chemicals, sealants and other products, accompanied by dependable service and attention to customer satisfaction. For example, our specialty lubricants were used on the excavation equipment for the Panama Canal in the late 1800s. We also have a long history of innovation. We believe that we were the first to develop a method for removing internal acid from air conditioning and refrigeration systems, pioneering the market for acid neutralizers. We partner with our customers to solve specific challenges, such as environment-friendly lubricants, which were specifically developed to provide high performance in rail applications combined with biodegradability and no eco-toxicity and to satisfy strict environmental requirements.
CSWI is a Delaware corporation and was incorporated in 2014 in anticipation of CSWI's separation from Capital Southwest Corporation ("Capital Southwest"), which occurred on September 30, 2015. Since the separation, CSWI has been an independent, publicly-traded company, listed on the Nasdaq Global Select Market. The separation was executed on September 30, 2015 through a pro-rata share distribution of all the then outstanding shares of common stock of CSWI to the holders of common stock of Capital Southwest (the "Share Distribution").
Our Competitive Strengths
We believe we have the following competitive strengths:
Broad Portfolio of Industry Leading Products and Solutions
We have a broad portfolio of products with leading industry positions in the specific end markets in which we operate. We believe our products and solutions are differentiated from those of our competitors by superior performance, quality and total value delivered to customers. For example, our RectorSeal No. 5® product is widely regarded as an industry standard for thread sealants for HVAC, plumbing and electrical configurations. Additionally, we believe our KOPR-KOTE® product is recognized as the anti-seize compound of choice for use in oil and gas drilling operations, where it is requested by name.
Sustainable Organic Revenue Growth and Operating Performance
We focus on end markets with strong growth trends. We also have a loyal customer base that recognizes the performance and quality of our products and solutions, including continuously evaluating the potential uses of existing products to broaden our market penetration. Further, our customer base is diverse: for the fiscal year ended March 31, 2018, no single customer represented 10% or more of our net revenues.
These factors have enabled us to generate strong margin performance. We are focused on improving our profitability through targeted investments to further optimize our manufacturing processes. For example, in both of our reportable segments, we have taken actions to consolidate our manufacturing footprint in order to optimize capacity, improve efficiency and leverage technologies while enhancing product quality. Further, we continually look to refine our manufacturing processes in all of our manufacturing facilities to lower manufacturing costs, increase production capacity and improve product quality.

Stable Platform for Acquisitions with Proven Track Record
We believe that our experience in identifying, completing and integrating acquisitions is one of our core competitive strengths, as evidenced by over 30 acquisitions that we have successfully completed since 1991. Since April 1, 2012, our acquisitions have either (1) added new products designed to service our existing end markets, or (2) provided an entry into new, complementary end markets where we can drive revenue growth and improved profitability. Historically, our acquisitions have been relatively small, lower-risk acquisitions of a product that we have identified as having the potential to benefit from our extensive distribution network and manufacturing efficiencies.
We did not complete any acquisitions during the fiscal year ended March 31, 2018, and completed one acquisition during the fiscal year ended March 31, 2017. Effective February 28, 2017, we acquired Greco Aluminum Railings, a leading manufacturer of high-quality engineered railing and safety systems for multi-family and commercial structures. Effective October 1, 2015, we acquired substantially all of the assets of Deacon Industries, Inc., a leading manufacturer of high temperature sealants and injectable packings. Effective December 16, 2015, we acquired substantially all of the assets of AC Leak Freeze, a leading manufacturer of original equipment manufacturer-safe air conditioning and refrigerant leak repair solutions.
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
Our Growth Strategy
We are focused on creating significant stockholder value over the long term by increasing our revenue, profitability and free cash flow through: (1) expanding the markets and uses for our existing products; and, (2) growing the portfolio of products we manufacture, market and sell through organic growth initiatives and targeted acquisitions. We believe the key drivers of our growth include:
Leveraging Existing Customer Relationships and Products and Solutions
We expect to drive revenue growth by leveraging our reputation for providing high quality products to our long-standing customer base. Our team of sales representatives, engineers and other technical personnel continues to proactively collaborate with our distributors and end users to enhance and adapt existing products and solutions to meet evolving customer needs. In addition, we seek to leverage our existing customer base to cross-sell our products and solutions across our two business segments, thereby driving organic growth.
Product Innovation to Accelerate Organic Growth

The collaborative relationships and open feedback channels we have with our distributors and end users allow us to add value not only through enhancing and adapting existing products and solutions, but also through efficiently developing new products and solutions to meet existing and future customer needs. Our research and development, sales and marketing personnel work together to identify product opportunities and methodically pursue development of innovative new products. Through developing new products and solutions to both address new markets and complement our product portfolio in markets we currently serve, we create increased opportunities to drive organic growth.
Focused Acquisitions that Leverage our Distribution Channels
While we are focused on new product development, improving our existing products and penetrating new markets with these products, we expect to continue to identify and execute acquisitions that will broaden our portfolio of products and offer attractive risk-adjusted returns. We primarily focus on commercially proven products and solutions that would benefit from a broader distribution network and are attractive to our customers in target end markets. Once acquired, our intent is to utilize our extensive distribution networks to increase revenue by selling those products to our diversified customer base.
Benefits Resulting from the Share Distribution
Historically, our operating companies functioned as independent companies with discrete strategies and capital structures. The Share Distribution has allowed us, as an independent, standalone company, to pursue a strategy focused on rationalizing our organizational structure and management around our two business segments. We expect this strategy to enable us to realize cost and operational synergies, implement best practices across our operations, cross-sell product offerings and, as a result, grow our market share and increase our profitability.
Additionally, we believe our integrated structure allows us to more effectively allocate capital across our two business segments, enabling more efficient financing of operations and planned growth.
Raw Materials and Suppliers
Our products are manufactured using various raw materials, including base oils, copper flake, aluminum, polyvinyl chloride and tetra-hydrofuran. These raw materials are available from numerous sources, and we do not anticipate significant shortages of such materials in the future. We generally purchase these raw materials and components as needed. We do not depend on a single source of supply for any significant raw materials.
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
Export Regulations
We are subject to export control regulations in countries from which we export products and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. If the controls of a particular country apply, the level of control generally depends on the nature of the goods and services in question. Where controls apply, the export of our products generally requires an export license or authorization (either on a per-product or per transaction basis) or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements. See Note 18 to our consolidated financial statements included in Item 8 of this Annual Report for financial and other information regarding our operations on a geographical basis.
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
Employees
As of March 31, 2018, we employed 730 individuals within our continuing operations. Of these employees, 18 are represented by unions. We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions. No unionized facility accounted for more than 10% of our consolidated revenues for the fiscal year ended March 31, 2018.
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
We also make available free of charge on our web site our Corporate Governance Guidelines and Code of Business Conduct and Ethics, as well as the charters of our Audit Committee, our Compensation and Talent Development Committee and our Nominating and Corporate Governance Committee. You may access these documents in the “Corporate Governance” section on the “Investors” page of our website.
Business Segments
We operate in two business segments: Industrial Products and Specialty Chemicals. The table below provides an overview of these business segments. For financial information regarding our segments, see Note 18 to our consolidated financial statements included in Item 8 of this Annual Report.

Business Segment	Principal Product Categories	Key End Use Markets	Representative Industrial Brands
Industrial Products
•      Specialty mechanical products
•      Fire and smoke protection products
•      Architecturally-specified building products
•      Storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial applications
• Plumbing • HVAC • Refrigeration • Electrical • Commercial construction • Rail car and locomotive • General industrial

Specialty Chemicals
•      Lubricants and greases
•      Drilling compounds
•      Anti-seize compounds
•      Chemical formulations
•      Degreasers and cleaners
•      Penetrants
•      Pipe thread sealants
•      Firestopping sealants and caulks
•      Adhesives/solvent cements

•      Energy
•      Drilling and boring
•      Water well drilling
•      Mining
•      Rail
•      Steel
•      Power generation
•      Cement
•      Aviation
•      Plumbing
•      HVAC
•      Electrical
•      Oil and gas
•      Commercial construction
•      General industrial
•      Refrigeration

Industrial Products
Our Industrial Products segment consists of: specialty mechanical products; fire and smoke protection products; architecturally-specified building products; and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial applications. These industrial products are primarily manufactured internally, although we strategically engage third-party manufacturers for certain products. We ensure the quality of internally- and externally-manufactured products through our stringent quality control review procedures. Our building products are eco-friendly, enabling them to be easily incorporated into the “Green Building” market. Our key product types and brand names are included below:

Product Types	Brand Names
Specialty Mechanical Products
• condensate switches, traps and pans	• Airtec®
• line set covers	• ArmorPad™
• condensate removal pumps and equipment mounting brackets	• Clean Check®
• air diffusers for use by professional air conditioning contractors	• EZ Trap®
• tamper resistant locking refrigerant caps	• Fortress®
• ductless mini-split systems installation support tools	• Goliath® Pans
• drain waste and vent systems mechanical products	• G-O-N®
• decorative roof drain downspout nozzles	• Hubsett™
• wire pulling head tools	• Magic Vent®
• equipment pads	• Mighty Bracket™
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
Competition – Our competition in the Industrial Products segment is varied. Competitors range from small entrepreneurial companies with a single product, to large multinational original equipment manufacturers (“OEMs”). In the specialty mechanical products category, we compete with Diversitech, Supco, Little Giant, Mitsubishi, Cherne, Mainline and JR Smith. Most of our

products are sold through distribution channels, and we compete based on breadth of product line, customer service and pricing. In the fire and smoke protection category we compete with Won Door, Stoebich, McKeon and others, typically on the basis of product innovation, knowledge of building codes and customer service. In the architecturally-specified building products category, we compete primarily with Emseal, Inpro, and MM Systems on the basis of product innovation, price and driving architectural specifications. In the lubricant storage, filtration and transfer space, we compete with Des-Case, Hy-Pro, IFH and others on the basis of superior performance, brand strength and breadth of product line.
Customers – Our primary customers for specialty mechanical products are HVAC, plumbing and electrical wholesalers and distributors. Some of these are local single location distributors, but many are regional or national in scope with hundreds of locations. The majority of these products are sold domestically; however, a small portion is sold internationally through similar channels, and a small number of OEMs purchase these products directly. Fire and smoke protection products are sold through local building products distributors who also perform installations and service. Architecturally-specified building products are sold primarily through a network of distributors. Storage, filtration and application products are marketed and sold worldwide through a service-intensive distribution network.
Seasonality – A significant portion of our products are sold into the HVAC market, which is seasonal by nature. While products are sold throughout the year, sales tend to peak during summer months.
Specialty Chemicals
Our Specialty Chemicals segment manufactures and supplies highly specialized consumables that impart or enhance properties such as lubricity, anti-seize qualities, friction, sealing properties and heat control. In addition, the segment includes penetrants, pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements, which are primarily manufactured internally. These materials are typically used in harsh operating conditions, including extreme heat and pressure and chemical exposure, where commodity products would fail. These products protect and extend the working life of large capital equipment such as cranes, rail systems, mining equipment, oil rigs and rotating and grinding equipment found in various industrial segments such as steel mills, canning and bottling, mining and cement. Additionally, our Specialty Chemicals segment manufactures and supplies specialty products used in the HVAC, building and refrigeration market. These products enhance, repair or condition the internal working systems of both industrial and residential systems and are critical to ensuring safe, efficient and effective long-term operational integrity. The Specialty Chemicals segment also supplies products and services into the water well treatment space, which includes testing services and diagnosis of current conditions, coupled with consumable solutions to resolve any problems that have been defined. Our key product types and brand names are included below:

Product Types	Brand Names
• railroad track lubricants, conditioners and positive friction consumables	• AC Leak Freeze®
• oil field anti-seize products for drilling and conveyance piping	• Bio Fireshield™
• open gear specialty lubricants for heavy equipment	• BioRail®
• specialty lubricants for various industrial applications	• Deacon®
• water well treatment products and services	• Decathlon™
• chemical sealants to stop air-conditioning refrigerant leaks	• Envirolube®
• engineered specialty thread sealants designed to seal and secure metal	• Gearmate®
• specialty sealants for high temperature applications	• KATS® Coatings
• solvent cements and fire stop caulks	• KOPR-KOTE®
• Medallion™
• Metacaulk®
• Paragon™
• Rail Armor®
• RectorSeal No. 5®
• Run-N-Seal®
• Sterilene™
• Surtac®
• T Plus 2®
• TOR Armor®
• Tru-Blu™
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
Competition – In general, our products are specialty products, rather than commodity, competitors tend to be varied and include global, regional and local companies that may be large or small. The product sales cycle is often long when compared to many commodity consumables, resulting in verifiable and repeatable product performance being the key driver of choice, rather than price. As these products protect and enhance the operation of large capital equipment, qualification is based on the proof of value in application, resulting in a high changeover risk barrier. Typical competitors include Shell, Castrol, Fuchs and Exxon-Mobil. Competitors of our sealants and adhesives products include Dow Corning Corporation, Henkel, 3M Company, Specified Technologies Inc. and Hilti. We compete primarily on the basis of product differentiation, superior performance, quality and customer-centric service.
Customers – Specialty Chemicals products are primarily sold through value-added distribution partners, as well as maintenance and repair operations or catalog channels. Specialty Chemicals provides both market-specific and product line-specific training to both the distribution partners and potential end users. Our specialists often visit end users with our distribution partners to advise on critical application issues, which enhances our ability to both “pull” demand from the end-user and “push” demand to the distributor partner. Specialty Chemicals customers include petrochemical facilities, industrial manufacturers, construction, utilities, plant maintenance customers, building contractors and repair service companies.
Discontinued Operations and Segment Realignment
During the third quarter of fiscal year ended March 31, 2018, we committed to a plan to divest our Strathmore Products business (the "Coatings business"). This determination resulted in the reclassification of the assets comprising that business to assets held-for-sale, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented.
Additionally, as a result of our determination to divest the Coatings business, we have realigned our reportable segments to better align our resources to support our ongoing business strategy. We retained our Industrial Products Segment and combined the remaining non-coatings business lines of our historical Coatings, Sealants & Adhesives Segment into the Specialty Chemicals Segment. The reportable segment realignment is consistent with the manner in which we evaluate performance and make resource allocation decisions, subsequent to the decision to divest the Coatings business. Historical segment information has been retrospectively adjusted to reflect the effect of this change. Our segment information is more fully disclosed in Note 18 to our consolidated financial statements included in Item 8 of this Annual Report. Historical information also reflects discontinued operations presentation for the portion of our business meeting the held-for-sale criteria as described in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report.
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
The industries in which we operate are highly competitive, and we face significant competition from both large international competitors and from smaller regional competitors. Our competitors may improve their competitive position in our core markets by successfully introducing new or substitute products, improving their manufacturing processes or expanding their capacity or manufacturing facilities. Further, some of our competitors benefit from advantageous cost positions that could make it increasingly difficult for us to compete in markets for less-differentiated applications. If we are unable to keep pace with our competitors’ products and manufacturing process innovations or cost position, our financial condition and results of operations could be materially adversely affected.
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
Challenging and volatile conditions in the overall global economy, particularly in the U.S., including the capital, credit and commodities markets, could materially adversely affect our financial position, results of operations and cash flows.
Our financial position, results of operations and cash flows could be materially adversely affected by difficult economic conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. Challenging and volatile conditions in the U.S. and globally could affect our business in a number of ways. For example:

•	weak economic conditions, especially in our key end markets, could reduce demand for our products, impacting our revenues and margins;

•
as a result of volatility in commodity prices, we may encounter difficulty in achieving sustained market acceptance of past or future price increases, which could have a material adverse effect on our financial position, results of operations and cash flows;

•
under difficult market conditions, there can be no assurance that access to credit or the capital markets would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all; and

•
challenging market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could result in decreased sales and earnings for us.

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
Acquiring businesses involves a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our financial statements:

•
any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, not achieve cost savings or other synergies in accordance with our anticipated timetable or require us to take an impairment related to the acquired business;

•
we may decide to divest businesses, technologies, services or products for financial, strategic or other reasons, which may require significant financial and managerial resources and may result in unfavorable accounting treatment;

•
we may incur or assume significant debt in connection with our acquisitions, which would increase our leverage and interest expense, thereby reducing funds available to us for purposes such as working capital, capital expenditures, research and development and other general corporate purposes;

•	pre-closing and post-closing earnings and charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period;

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

•
conforming the acquired company's standards, process, procedures and controls, including accounting systems and controls, with our operations could cause internal control deficiencies related to our internal control over financial reporting or exposure to regulatory sanctions resulting from the acquired company's activities.

Weakness in the energy industry may adversely affect certain segments of our end market customers and reduce our sales and results of operations.
Some of our customers are impacted by a weakness in the energy industry. This means our operations and earnings may be significantly affected by changes in oil, gas and petrochemical prices and drilling activities. Oil, gas, petrochemical and product prices and margins in turn depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity.
Loss of key suppliers, the inability to secure raw materials on a timely basis, or our inability to pass commodity price increases on to customers could have an adverse effect on our business.
Materials used in our manufacturing operations are generally available on the open market from multiple sources. However, some of the raw materials we use are only available from a limited number of sources; accordingly, any disruptions to a critical suppliers' operations could have a material adverse effect on our business and results of operations. Prices paid for raw materials could be affected by the energy industry and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates; and phases of the general business cycle and global demand. We may be unable to pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.

If we are not able to successfully execute and realize the expected financial benefits from strategic restructuring and other integration and cost-saving initiatives, our business could be adversely affected.
From time to time, our business has engaged in strategic restructuring activities and cost savings initiatives, and such activities may occur in the future. These efforts have included consolidating certain manufacturing facilities in a broader effort to streamline and rationalize our manufacturing processes as we further integrate our operations.
While we expect meaningful financial benefits from our strategic restructuring and other cost-saving initiatives, we may not realize the full benefits expected within the anticipated time frame. Adverse effects from restructuring activities could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Additionally, our ability to fully realize the benefits and implement restructuring programs may be limited by certain contractual commitments. Moreover, because such expenses are difficult to predict, we may incur substantial expenses in connection with the execution of restructuring plans in excess of what is forecasted. Further, restructuring activities are a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.
If these measures are not successful or sustainable, we may undertake additional restructuring and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected, and we could experience business disruptions with customers and elsewhere if our past or future restructuring efforts prove ineffective.
We rely on independent distributors as a channel to market for many of our products. Termination of a substantial number of our distributor relationships or an increase in a distributor's sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We depend on the services of domestic and international independent distributors to sell our products and, in many cases, provide service and aftermarket support to end users of our products. Rather than serving as passive conduits for delivery of products, our distributors play a significant role in determining which of our products are available for purchase by contractors to service end users. While the use of distributors expands the reach and customer base for our products, the maintenance and administration of distributor relationships is costly and time consuming. The loss of a substantial number of our distributors could have a material adverse effect on our business, financial condition, results of operations or cash flows. In certain international jurisdictions, distributors are conferred certain legal rights that could limit our ability to modify or terminate distribution relationships.
Many of the distributors with whom we transact business also offer competitors’ products and services to our customers. An increase in the distributors’ sales of our competitors’ products to our customers, or a decrease in the number of our products the distributor makes available for purchase, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
We may not be able to consummate acquisitions at our historical rate and at appropriate valuations, which could negatively impact our growth rate and stock price.

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
As a manufacturing company, we rely on a positive relationship with our employees to produce our products and maintain our production processes and productivity. As of March 31, 2018, we had 730 full-time employees in our continuing operations, of which 18 were subject to collective bargaining agreements. If our workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted, or we could experience higher labor costs. In addition, if significant portions of our employees were to become unionized, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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
Certain chemicals that we use in the manufacture of our products may have adverse health effects. The Occupational Safety and Health Administration limits the permissible employee exposure to some of those chemicals. Future studies on the health effects of certain chemicals may result in additional or new regulations that further restrict or prohibit the use of, and exposure to, certain chemicals. Additional regulation of certain chemicals could require us to change our operations, and these changes could affect the quality of our products and materially increase our costs.
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
Our operations and properties are subject to regulation under environmental laws, which can impose substantial sanctions for violations. We must conform our operations to applicable regulatory requirements and adapt to changes in such requirements in all jurisdictions in which we operate. Certain materials we use in the manufacture of our products can represent potentially significant health and safety concerns. We use large quantities of hazardous substances and generate hazardous wastes in certain of our manufacturing operations. Consequently, our operations are subject to extensive environmental, health and safety laws and regulations at the international, national, state and local level in multiple jurisdictions. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management, site remediation programs and chemical use and management. Many of these laws and regulations have become more stringent over time, and the costs of compliance with these requirements may increase, including costs associated with any necessary capital investments. In addition, our production facilities require operating permits that are subject to renewal and, in some circumstances, revocation. The necessary permits may not be issued or continue in effect, and renewals of any issued permits may contain significant new requirements or restrictions. The nature of the chemical industry exposes us to risks of liability due to the use, production, management, storage, transportation and sale of materials that may be hazardous and can cause contamination or personal injury or damage if released into the environment.
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
Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have a material adverse effect on our business and stock price.
Effective internal controls are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or effectively prevent fraud, our reputation and operating results could be harmed. If we are unable to maintain effective disclosure controls and procedures and internal controls over financial reporting, we may not be able to provide reliable financial reports, which in turn could affect our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could negatively affect our stock price, limit our ability to access capital markets in the future, and require additional costs to improve internal control systems and procedures.
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
We have a complex tax structure, and changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.
We have a complex tax structure and our future effective tax rates could be adversely affected by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are also subject to periodic examination of our income tax returns by the Internal Revenue Service (the "IRS") and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business, financial condition and results of operations.
We are also exposed to changes in tax law which can impact our current and future year's tax provision. We continue to assess the impact of the recently enacted H.R.1, commonly referred to as the Tax Cuts and Jobs Act, and the Finance (No. 2) Act 2017 in the U.K. (together, the “New Tax Laws”), as well as any future regulations implementing the New Tax Laws and any interpretations of the New Tax Laws. The effect of those regulations and interpretations, as well as any additional tax reform legislation in the U.S., U.K. or elsewhere, could have a material adverse effect on our business, financial condition and results of operations.
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
Our intellectual property may not provide us with any competitive advantage and may be challenged by third parties. Moreover, our competitors may already hold or in the future may hold intellectual property rights in the U.S. or abroad that, if enforced or issued, could possibly prevail over our rights or otherwise limit our ability to manufacture or sell one or more of our products in the U.S. or internationally. Despite our efforts, we may be sued for infringing on the intellectual property rights of others. This litigation is costly and, even if we prevail, the costs of such litigation could adversely affect our financial condition.
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
In the ordinary course of our business, we store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees in our information technology systems, including in our data centers and on our networks. The secure processing, maintenance and transmission of this data is critical to our operations. Despite our efforts to secure our information systems from cyber-security attacks or breaches our information technology systems may be vulnerable to attacks by hackers or breached or disrupted due to employee error, malfeasance or other disruptions. Any such attack, breach or disruption could compromise our information technology systems and the information stored in them could be accessed, publicly disclosed, lost or stolen and our business operations could be disrupted. Additionally, any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective, which could adversely affect our financial position, results of operations or cash flows. Any such access, disclosure or other loss of information or business disruption could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation, which could adversely impact our operations.
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
We are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations and transfer pricing regulations (collectively, “Trade Control Laws”).
We have and maintain a compliance program with policies, procedures and employee training to help ensure compliance with applicable anti-corruption laws and the Trade Control Laws. However, despite our compliance programs, there is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, or Trade Control Laws. If we are not in compliance with the FCPA and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity.
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
In connection with the Share Distribution, Capital Southwest received an opinion from a nationally recognized accounting firm to the effect that the Share Distribution should qualify as tax free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (“the Code”), except with respect to any cash received in lieu of fractional shares of CSWI common stock. An opinion of an accounting firm is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the Share Distribution that are different from the conclusions reached in the opinion. The opinion relied on certain facts, assumptions, representations and undertakings from Capital Southwest and us regarding the past and future conduct of the companies’ respective businesses and other matters, which, if incomplete, incorrect or not satisfied, could alter that accounting firm’s conclusions.
As part of the Share Distribution, we agreed to not take certain actions that would be inconsistent with the qualification of the Share Distribution as tax free under the Code, and we agreed to indemnify Capital Southwest for any tax liabilities resulting from such actions we take. If the Share Distribution ultimately is determined to be taxable, it could expose Capital Southwest and its shareholders to significant U.S. federal income tax liabilities for which we may be liable, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The foregoing factors should not be construed as exhaustive. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this Annual Report reflect our views as of the date of this Annual Report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements and you should carefully consider all of the factors identified in this Annual Report that could cause actual results to differ. We assume no obligation to update these forward-looking statements, except as required by law.
ITEM 1B: UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2: PROPERTIES
Properties
Our principal executive offices are located at 5420 Lyndon B. Johnson Freeway, Suite 500, Dallas, Texas 75240. Our headquarters is a leased facility, which we began to occupy on March 7, 2016. The lease term expires August 31, 2026.
We consider the many offices, manufacturing and R&D facilities, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table presents our principal manufacturing locations by segment and excludes facilities classified as discontinued operations.

Location	Use	Segment	Square Footage	Owned/Leased
Boise, Idaho	Manufacturing, Office and R&D	Industrial Products	40,800	Leased
Fall River, Massachusetts	Manufacturing and Office	Both	140,200	Leased
Houston, Texas	Manufacturing, Office, R&D and Warehouse	Both	253,900	Owned
Rockwall, Texas	Manufacturing, Office, R&D and Warehouse	Both	227,600	Owned
Wichita, Kansas	Manufacturing and Office	Industrial Products	42,800	Owned
Windsor, Ontario, Canada	Manufacturing, Office and R&D	Industrial Products	42,000	Leased
We believe that our facilities are adequate for our current operations. We may endeavor to selectively reduce or expand our existing lease commitments as circumstances warrant. See Note 8 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding our operating lease obligations.

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

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares are listed on the Nasdaq Global Select Market. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by Nasdaq:

	High	Low
Fiscal year ended March 31, 2017:
First quarter (April 1, 2016 – June 30, 2016)	$35.96	$30.03
Second quarter (July 1, 2016 – September 30, 2016)	34.86	30.76
Third quarter (October 1, 2016 – December 31, 2016)	39.25	29.25
Fourth quarter (January 1, 2017 – March 31, 2017)	41.85	34.59

Fiscal year ended March 31, 2018:
First quarter (April 1, 2017 – June 30, 2017)	$40.80	$34.05
Second quarter (July 1, 2017 – September 30, 2017)	45.20	37.80
Third quarter (October 1, 2017 – December 31, 2017)	50.00	44.30
Fourth quarter (January 1, 2018 – March 31, 2018)	49.31	41.70
Holders
As of May 24, 2018, there were approximately 500 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividend Policy
We do not currently pay dividends on our common stock. Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, any contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our Board of Directors may deem relevant.
Issuer Purchases of Equity Securities
Note 11 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase program. The following table represents the number of shares repurchased through March 31, 2018.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
January 1 - 31	206	(b)	$45.90	—	$34.9
February 1 - 28	17,938	(c)	44.29	15,811	34.2
March 1 - 31	9,765	(d)	45.04	9,512	33.8
	27,909			25,323
(a) On November 11, 2016, we announced that our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate market value of $35.0 million during a two-year period. The program may be limited or terminated at any time. As of March 31, 2018, 26,544 shares have been repurchased for an aggregate of $1.2 million.
(b) Represents shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting.

(c)	Includes 2,127 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $45.85.

(d)	Includes 253 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $45.77.
Stock Performance Chart
The following graph compares the cumulative total shareholder return on our common stock from October 1, 2015 (the date on which our common shares began "regular way" trading on the Nasdaq Global Select Market) through March 31, 2018 compared with the Russell 2000 Index and a composite custom peer group, selected on an industry basis. The graph assumes that $100 was invested at the market close on October 1, 2015 and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The custom peer group consists of the following:

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

ITEM 6: SELECTED FINANCIAL DATA

	Fiscal Years Ended March 31,
(Amounts in thousands, except per share data)	2018	2017	2016	2015	2014
RESULTS OF OPERATIONS (a)	(b)	(c)	(d) (e)	(e)	(e)
Revenues, net	$326,222	$287,460	$266,917	$261,834	$231,713
Gross profit	147,916	128,931	134,667	126,425	112,086
Operating expenses	(97,202)	(95,805)	(88,472)	(82,391)	(74,173)
Operating income	50,714	33,126	46,195	44,034	37,913
Interest expense, net	(2,317)	(2,695)	(3,036)	(611)	(131)
Provision for income taxes	(15,565)	(14,360)	(19,166)	(15,223)	(12,794)
Income from continuing operations	32,682	17,800	23,807	29,705	24,732
Diluted earnings per share for continuing operations	2.09	1.12	1.52	1.90	1.58

FINANCIAL CONDITION
Working capital	$82,713	$108,547	$123,958	$93,774	$90,884
Total assets	340,816	398,427	392,671	286,521	277,820
Total debt	24,020	73,207	89,682	26,704	45,097
Retirement obligations and other liabilities	6,738	14,844	13,566	30,255	12,233
Total equity	265,765	272,438	258,010	204,601	196,186

(a)
Results of operations have been adjusted retrospectively for all periods presented to reflect discontinued operations. For additional information see Note 3 to our consolidated financial statements included in Item 8 of this Annual Report.

(b)
Results of operations in the fiscal year ended March 31, 2018 included costs of $1.4 million resulting from restructuring and realignment initiatives, resulting in a reduction of after tax net earnings of $0.9 million.

(c)
Results of operations in the fiscal year ended March 31, 2017 included costs of $6.6 million resulting from restructuring and realignment initiatives, resulting in a reduction of after tax net earnings of $4.3 million.

(d)
Results of operations in the fiscal year ended March 31, 2016 included a curtailment gain of $8.0 million resulting from freezing our qualified pension plan, resulting in an increase of after tax net earnings of $5.2 million.

(e)
We began operations on September 30, 2015 as a result of the Share Distribution discussed in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report. The financial position, results of operations and cash flows for periods prior to September 30, 2015 represent the combined financial information of our wholly-owned subsidiaries contributed to us as a result of the Share Distribution. The financial statements for periods prior to the Share Distribution may not include all of the expenses that would have been incurred had our wholly-owned subsidiaries been operating as separate, publicly-traded (“standalone”) companies during those periods and may not reflect the consolidated results of operations, financial position, and cash flows as a standalone company during all periods presented.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the “Forward-Looking Statements” included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (“Annual Report”) for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.
EXECUTIVE OVERVIEW
Our Company
We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. CSWI delivers products and systems that help contractors do their jobs better, faster and easier; make buildings safer and more aesthetically pleasing; protect valuable assets from corrosion; and improve the reliability of mission critical equipment. Our products include mechanical products for heating, ventilation and air conditioning (“HVAC”) and refrigeration applications, sealants and high-performance specialty lubricants. Markets that we serve include HVAC, architecturally-specified building products, industrial, plumbing, energy, rail, mining and other general industrial markets. Our manufacturing operations are concentrated in the United States ("U.S.") and Canada, and we have distribution operations in Australia, Canada and the United Kingdom ("U.K."). Our products are sold directly or through designated channels both domestically and internationally.
Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. The maintenance, repair and overhaul and consumable nature of many of our products is a source of recurring revenue for us. We also provide some custom and semi-custom products that enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, Kopr Kote, KATS Coatings, Jet-Lube Extreme, Smoke Guard, Safe-T-Switch, Mighty Bracket, Balco, Whitmore, Air Sentry, Oil Safe, Deacon, AC Leak Freeze and Greco Aluminum Railings.
Prior to the Share Distribution on September 30, 2015 (see discussion below), our operating companies operated as separate businesses. The consolidated financial statements included in this Annual Report include all revenues, costs, assets and liabilities directly attributable to the businesses discussed above. However, the combined financial statements for periods prior to the Share Distribution may not include all of the expenses that would have been incurred had the businesses been operating as separate publicly traded (“standalone”) companies during those periods.
We believe that our broad portfolio of products and markets served and our brand recognition will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance and overall global economic uncertainty. During the fiscal year ended March 31, 2018, we continued to experience strong sales growth in key end markets such as HVAC and plumbing, where our innovative chemical and mechanical products have increased market penetration. We also continue to benefit from a robust commercial construction cycle. During the fiscal year ended March 31, 2018, we also experienced decreased spending by many of our customers in the mining and rail end markets as customers adjusted to weakened demand in response to lower market prices for coal and other natural resources. These market conditions also indirectly impacted general industrial end markets that we serve. We expect that the current environment will persist into the next fiscal year, impacting primarily the rail and mining markets.
In February 2018, we announced a strategic repositioning to enhance our operating results, simplify our operating structure, and better align our resources to support our ongoing business strategy. This strategic repositioning included several key actions, including:

•
We initiated a plan to divest Strathmore Products (the "Coatings" business) in the third quarter of the fiscal year ended March 31, 2018, the revenues of which were approximately one-third of the former Coatings, Sealants & Adhesives (“CS&A”) segment. In connection with this plan, the Coatings business was classified as assets held for sale and presented as discontinued operations.

•
We condensed our three reportable segments into two: Industrial Products and Specialty Chemicals. As a result, the Sealants and Adhesives businesses, which were part of the former CS&A segment, were integrated into the Specialty Chemicals segment.

•
We flattened our operational leadership structure, resulting in the departure of our President and Chief Operating Officer, and our operational leadership reporting directly to our Chairman and Chief Executive Officer.

For additional information regarding discontinued operations and our segment realignment, see Note 1 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.
The Share Distribution
On September 30, 2015, Capital Southwest Corporation (“Capital Southwest”) spun-off certain of its industrial products, coatings, sealants and adhesives and specialty chemicals businesses by means of a distribution of the outstanding shares of common stock of CSWI on a pro rata basis to holders of Capital Southwest common stock (the “Share Distribution”). CSWI became an independent, publicly-traded company on October 1, 2015 following the Share Distribution.
Following the Share Distribution, we incurred capital costs in the process of integrating our operations, including the consolidation of some of our manufacturing facilities and operational improvement initiatives. Through these efforts, we expect to continue to generate sales synergies through greater cross-selling opportunities and expansion of product line applications, and to generate cost synergies through operating more efficiently and effectively. We have also incurred additional costs as a result of being a public company, such as additional employee-related costs, costs to build out certain standalone corporate functions, information systems costs and other organizational-related costs. While we believe the majority of these expected post-Share Distribution costs have been incurred to date, we may incur additional costs in the future as we seek to further optimize our organization and operations.
Markets and Outlook
Looking ahead, fiscal year 2019 should be a transitional year as we expect to complete the disposition of the Coatings business, which is reflected in our discontinued operations.  We expect this strategic repositioning to allow us to focus on a faster growing, more profitable and streamlined group of businesses and the underlying products, as we have simplified our reporting segments to Industrial Products and Specialty Chemicals.  Our diverse product portfolio in those segments serve attractive end markets that should continue to benefit from growth, primarily in North America, but we anticipate continued growth in key international regions primarily for our specialty chemical product portfolio, such as Asia, Latin America, South America and the Middle East.  We anticipate revenue growth in our key end markets during fiscal year ending March 31, 2019 due to our innovative technologies, new product introductions, product differentiation and favorable industry trends.
  In fiscal year 2019, we expect capital expenditures to be approximately $5 to $7 million.  Capital expenditures will be focused on maintenance and replacement, continuous improvement and revenue growth.

We were pleased with our most recent acquisition, Greco, as it outperformed in all respects from our acquisition model, driving revenue growth of 5.7% and $2.8 million of our operating profit growth in the fiscal year ended March 31, 2018.  We will continue to pursue bolt-on acquisitions in our key end markets and channels in fiscal year 2019, but we will remain disciplined in our approach, including but not limited to our assessment of valuation, prospective synergies, diligence, cultural fit, integration, etc.
HVAC
The HVAC market is our largest market served and it represented approximately 30% of our net sales in both fiscal years ended March 31, 2018 and 2017. We provide an extensive array of products for installation, repair and maintenance of HVAC systems that includes our largest product family, consisting of condensate switches, as well as condensate pans, air diffusers, condensate pumps, refrigerant caps, line set covers and other chemical and mechanical products. The industry is driven by new construction projects, as well as replacement and repair of existing HVAC systems. New HVAC systems are heavily influenced by macro trends in building construction. The HVAC market tends to be seasonal with the peak sales season beginning in March and continuing through August. Construction and repair is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to such contractors. For the fiscal year ending March 31, 2019, we anticipate growth in the HVAC market to be stronger than the gross domestic product.
Architecturally-Specified Building Products
Architecturally-specified building products represented approximately 28% and 24% of our net sales in the fiscal years ended March 31, 2018 and 2017, respectively. We manufacture and sell products such as engineered railings, smoke and fire protection systems, expansion joints and stair edge nosings for large commercial buildings and parking facilities. Sales of these products are driven by architectural specifications and safety codes, and the sales process is typically long as these are multi-year construction projects. International expansion is driving revenues in this end market as larger buildings are being designed and built, as well as refurbished and retrofitted. The construction market is a key driver for sales of architecturally-specified building products. Our outlook for growth in new construction is slightly stronger than the growth expected in the U.S. gross domestic product in the fiscal year ending March 31, 2019 due to continued share expansion in our engineered railing products and technologies.

Industrial
The industrial end market represented approximately 15% and 17% of our net sales in the fiscal years ended March 31, 2018 and 2017, respectively. The industrial end market includes customers who manufacture chemicals, steel equipment and a wide variety of materials. We include sales of lubricants and breathers, as well as various other industrial products in the industrial end market. We serve this market primarily through a network of industrial distributors. We expect our sales into this market in the fiscal year ending March 31, 2019 to grow in line with the gross domestic product.
Plumbing
The plumbing market represented approximately 11% and 12% of our net sales in the fiscal years ended March 31, 2018 and 2017, respectively. We provide many products to the plumbing industry including thread sealants, solvent cements, fire-stopping products, condensate switches and trap guards, as well as other mechanical products. Installation is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to contractors. We are not anticipating any significant changes in the overall plumbing market in the fiscal year ending March 31, 2019.
Energy
The energy market represented approximately 7% and 6% of our net sales in the fiscal years ended March 31, 2018 and 2017, respectively. We provide market-leading lubricants and anti-seize compounds, as well as greases, for use in maintenance of oilfield drilling equipment. The outlook for the energy industry is heavily dependent on the demand growth from both mature markets and developing geographies. We saw robust growth in the energy market in the fiscal year ended March 31, 2018 due in large part to increased drilling driven by increased global rig count activity and market share gains. We do not expect a similar expansion in drilling activity in the fiscal year ending March 31, 2019.
Rail
The rail market represented approximately 4% and 5% of our net sales in the fiscal years ended March 31, 2018 and 2017, respectively. We provide an array of products into the rail industry, including lubricants and lubricating devices for rail lines, which increase efficiency and reduce noise for and extend the life of rail cars. We leverage our technical expertise to build relationships with key decision-makers to ensure that our products meet required specifications. For the fiscal year ending March 31, 2019, we anticipate ongoing challenges in the rail industry as it continues to be impacted by the mining and energy markets. The reduction in North American coal consumption and transport coupled with the increased use of pipelines for transport of gas and oil is expected to continue to adversely impact the class 1 rail providers' operating margins, which tends to drive cost containment activity that limits the use of maintenance consumables.
Mining
The mining market represented approximately 4% of our net sales in both fiscal years ended March 31, 2018 and 2017. We provide market-leading lubricants to open gears used in large mining excavation equipment, primarily through our distribution network. The North American mining industry has experienced headwinds due to continued low coal demand, which is caused by lower oil and gas prices and increased regulations. We are not anticipating a significant improvement in the coal or non-coal related (e.g. iron, diamond, etc.) mining market conditions within North America in the fiscal year ending March 31, 2019; however, the mining industry outside of North America is expected to see growth in the fiscal year ending March 31, 2019.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our consolidated results of operations and results for each of our segments.
The acquisitions listed below impact comparability:

Acquisition	Effective Date	Segment
Greco	February 28, 2017	Industrial Products
Leak Freeze	December 16, 2015	Specialty Chemicals
Deacon	October 1, 2015	Specialty Chemicals
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

Net Revenues

	Fiscal Years Ended March 31,
(amounts in thousands)	2018	2017	2016
Revenues, net	$326,222	$287,460	$266,917
Net revenues for the fiscal year ended March 31, 2018 increased $38.8 million, or 13.5%, as compared with the fiscal year ended March 31, 2017, including $16.5 million related to the Greco acquisition. Excluding the impact of acquisitions, increased sales volumes of both existing products and new products, particularly into the HVAC and plumbing end markets as well as thread sealants and firestopping products ($16.4 million) and increases in the energy market ($8.6 million), were partially offset by decreased sales into the legacy architecturally-specified building products and industrial ($2.7 million) end markets.
Net revenues for the fiscal year ended March 31, 2017 increased $20.5 million, or 7.7%, as compared with the fiscal year ended March 31, 2016, including $5.1 million related to acquisitions. Excluding the impact of acquisitions, increased sales volume of both existing products and new products, particularly into the HVAC ($11.8 million), architecturally-specified building products ($8.1 million) and plumbing ($2.3 million) markets, partially offset by decreased sales into the energy and rail ($4.4 million) markets and mining ($2.4 million) market.
Net revenues into the Americas, Europe, Middle East and Africa, and Asia Pacific represented approximately 90%, 6%, and 4%, respectively, of net revenues for the fiscal year ended March 31, 2018; 89%, 7% and 4%, respectively, of net revenues for the fiscal year ended March 31, 2017; and 87%, 8%, and 5%, respectively, of net revenues for the fiscal year ended March 31, 2016. The presentation of net revenues by geographic region is based on the location of the customer. For additional information regarding net revenues by geographic region, see Note 18 to our consolidated financial statements included in Item 8 of this Annual Report.
Gross Profit and Gross Profit Margin

	Fiscal Years Ended March 31,
(amounts in thousands, except percentages)	2018	2017	2016
Gross profit	$147,916	$128,931	$134,667
Gross profit margin	45.3%	44.9%	50.5%
Gross profit for the fiscal year ended March 31, 2018 increased $19.0 million, or 14.7%, as compared with the fiscal year ended March 31, 2017, including $6.4 million related to the Greco acquisition. Gross profit margin for the fiscal year ended March 31, 2018 of 45.3% increased from 44.9% for the fiscal year ended March 31, 2017. Excluding the impact of acquisitions, the increase is attributable to increased sales and lower restructuring and realignment costs.
Gross profit for the fiscal year ended March 31, 2017 decreased $5.7 million, or 4.3%, as compared with the fiscal year ended March 31, 2016, including $2.7 million related to acquisitions. Gross profit margin for the fiscal year ended March 31, 2017 of 44.9% decreased from 50.5% for the fiscal year ended March 31, 2016. The decrease was attributable to restructuring and realignment charges ($5.1 million), a pension curtailment benefit in 2016 that did not recur ($2.7 million) and increased other post-retirement benefits following the freeze of the pension plan in 2016 ($0.8 million), partially offset by the impact of increased sales on absorption of fixed manufacturing costs.
Selling, General and Administrative Expense

	Fiscal Years Ended March 31,
(amounts in thousands, except percentages)	2018	2017	2016
Operating and impairment expenses	$97,202	$95,805	$88,472
Operating and impairment expenses as a % of sales	29.8%	33.3%	33.1%
Selling, general and administrative expense for the fiscal year ended March 31, 2018 increased $1.4 million, or 1.5%, as compared with the fiscal year ended March 31, 2017. The increase was attributable to increases from the acquired Greco business ($3.5 million) mostly offset by lower severance costs ($2.4 million) and implementation costs for our internal controls framework incurred in the prior fiscal year that did not recur.
Selling, general and administrative expense for the fiscal year ended March 31, 2017 increased $7.3 million, or 8.3%, as compared with the fiscal year ended March 31, 2016. The increase was attributable to restructuring and realignment ($2.6 million), executive transition and other severance costs ($2.8 million), implementation costs related to the design of our internal controls framework ($1.0 million), increased other post-retirement benefits following the freeze of the pension plan ($1.2 million) and impairment of certain patents ($0.3 million).
Operating Income

	Fiscal Years Ended March 31,
(amounts in thousands, except percentages)	2018	2017	2016
Operating income	$50,714	$33,126	$46,195
Operating margin	15.5%	11.5%	17.3%
Operating income for the fiscal year ended March 31, 2018 increased by $17.6 million, or 53.1%, as compared with the fiscal year ended March 31, 2017. The increase was a result of the $19.0 million increase in gross profit, slightly offset by the $1.4 million increase in selling, general and administrative expense as discussed above.
Operating income for the fiscal year ended March 31, 2017 decreased by $13.1 million, or 28.3%, as compared with the fiscal year ended March 31, 2016. The decrease was primarily a result of the $5.7 million decrease in gross profit and the $7.3 million increase in selling, general and administrative expense as discussed above.
Other income and expense, net
Interest expense, net for the fiscal year ended March 31, 2018 decreased $0.4 million as compared with the fiscal year ended March 31, 2017, primarily due to an overall reduction in average outstanding debt under our Revolving Credit Facility (described in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report).
Interest expense, net for the fiscal year ended March 31, 2017 decreased $0.3 million as compared with the fiscal year ended March 31, 2016, primarily due to interest expense recognized on the loan related to the acquisition of Strathmore and on our Revolving Credit Facility.
Other income, net decreased by $1.9 million for the fiscal year ended March 31, 2018 to expense of $0.1 million as compared with the fiscal year ended March 31, 2017. The decline was primarily due to a decrease in gains arising from transaction in currencies other than our sites' functional currencies.
Other income, net increased by $1.9 million for the fiscal year ended March 31, 2017 to income of $1.7 million as compared with the fiscal year ended March 31, 2016. The increase was primarily due to an increase in gains arising from transaction in currencies other than our sites' functional currencies.
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for the fiscal year ended March 31, 2018 was $15.6 million, representing an effective tax rate of 32.3%, as compared with the provision of $14.4 million, representing an effective tax rate of 44.7%, for the fiscal year ended March 31, 2017 and the provision of $19.2 million, representing an effective tax rate of 44.6%, for the fiscal year ended March 31, 2016. As compared with the statutory rate for the fiscal year ended March 31, 2018, the provision for income taxes was primarily impacted by the one-time repatriation charge on earnings from foreign subsidiaries, which increased the provision by $1.9 million, net of the related foreign tax credit, and the effective tax rate by 3.9%, as well as a deferred tax true-up adjustment, which increased the provision by $1.3 million and the effective tax rate by 2.7%. Other items impacting the effective tax rate include foreign operations activity in countries with lower statutory rates and domestic operations activity in states with higher statutory rates.
We accrue interest and penalties on uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties on uncertain tax positions of $0.1 million and $0.2 million, respectively, for the fiscal year ended March 31, 2018. We accrued interest and penalties on uncertain tax positions of $0.2 million and $0.2 million, respectively, for the fiscal year ended March 31, 2017. We accrued interest and penalties on uncertain tax positions of $0.2 million and $0.2 million, respectively, for the fiscal year ended March 31, 2016.
As of March 31, 2018 and 2017, we had $0.2 million and $0.6 million, respectively, in tax effected net operating loss carryforwards. Net operating loss carryforwards will expire in periods beyond the next five years.
Business Segments
We conduct our operations through two business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments are discussed below.

Industrial Products Segment Results
Industrial Products includes specialty mechanical products, fire and smoke protection products, architecturally-specified building products and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial application.

	Fiscal Years Ended March 31,
(amounts in thousands, except percentages)	2018	2017	2016
Revenues, net	$186,483	$158,654	$138,594
Operating income	43,984	32,893	31,075
Operating margin	23.6%	20.7%	22.4%
Net revenues for the fiscal year ended March 31, 2018 increased $27.8 million, or 17.5%, as compared with the fiscal year ended March 31, 2017, including $16.5 million related to the acquired Greco business. Excluding the impact of the Greco acquisition, sales volumes increased in both existing products and new products, particularly into the HVAC and plumbing ($13.1 million) markets, partially offset by a decline in legacy architecturally-specified building products and industrial ($2.7 million) markets.
Net revenues for the fiscal year ended March 31, 2017 increased $20.1 million or 14.5%, as compared with the fiscal year ended March 31, 2016, including $1.2 million related to acquisitions. Excluding the impact of acquisitions, sales volumes increased in both existing products and new products, particularly into the HVAC ($11.8 million), architecturally-specified building products ($8.1 million) and plumbing ($2.3 million) markets and were slightly offset by a decline in sales into rail markets.
Operating income for the fiscal year ended March 31, 2018 increased $11.1 million, or 33.7%, as compared with the fiscal year ended March 31, 2017, including $2.8 million related to the Greco acquisition. Excluding the impact of acquisitions, the increase was primarily attributable to increased net revenues, which includes the impact of price increases, a decline in restructuring and realignment costs ($0.3 million) and a decline in costs related to the design of our internal controls framework.
Operating income for the fiscal year ended March 31, 2017 increased $1.8 million, or 5.9%, as compared with the fiscal year ended March 31, 2016. The increase was primarily attributable to increased net revenues, partially offset by a pension plan curtailment benefit in the prior year that did not recur ($3.2 million), restructuring and realignment costs ($0.6 million) and implementation costs related to the design of our internal controls framework ($0.4 million).
Specialty Chemicals Segment Results
Specialty Chemicals includes pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Fiscal Years Ended March 31,
(amounts in thousands, except percentages)	2018	2017	2016
Revenues, net	$139,735	$128,714	$128,051
Operating income	18,427	13,508	22,110
Operating margin	13.2%	10.5%	17.3%
Net revenues for the fiscal year ended March 31, 2018 increased $11.0 million, or 8.6%, as compared with the fiscal year ended March 31, 2017. The increase was attributable to increased sales volumes into the energy market ($7.6 million) and increased sales volumes and prices of thread sealants and firestopping products ($3.4 million).
Net revenues for the fiscal year ended March 31, 2017 increased $0.7 million, or 0.5%, as compared with the fiscal year ended March 31, 2016, net of $3.9 million contributed by acquisitions. Excluding the impact of acquisitions, the decrease was due to decreases in sales volumes into the energy ($6.7 million), industrial ($1.9 million) and rail ($1.8 million) markets, partially offset by increased sales of thread sealants and firestopping products ($7.1 million).
Operating income for the fiscal year ended March 31, 2018 increased $4.9 million, or 36.4%, as compared with the fiscal year ended March 31, 2017. The increase was attributable to the impact of increased net revenues and a decline in restructuring and realignment costs ($5.3 million), partially offset by negative product mix.
Operating income for the fiscal year ended March 31, 2017 decreased $8.6 million, or 38.9%, as compared with the fiscal year ended March 31, 2016, net of $2.2 million contributed by acquisitions. Excluding the impact of acquisitions, the decrease was attributable to the impact of decreased net revenue, restructuring and realignment costs ($7.1 million), a pension plan curtailment benefit in the prior year that did not recur ($4.8 million) and inventory write-offs ($0.4 million).

For additional information on segments, see Note 18 to our consolidated financial statements included in Item 8 of this Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Fiscal Years Ended March 31,
(amounts in thousands)	2018	2017	2016
Net cash provided by operating activities from continuing operations	$57,384	$39,361	$37,757
Net cash used in investing activities from continuing operations	(3,035)	(23,475)	(108,474)
Net cash (used in) provided by financing activities	(51,521)	(15,318)	74,694
Existing cash, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance (including cash and equivalents and bank time deposits) at March 31, 2018 was $11.7 million, as compared with $23.1 million at March 31, 2017.
For the fiscal year ended March 31, 2018, our cash provided by operating activities from continuing operations was $57.4 million, as compared with $39.4 million and $37.8 million for the fiscal years ended March 31, 2017 and 2016, respectively. Cash flows from working capital increased for the fiscal year ended March 31, 2018 due to lower prepaid expenses and other current assets ($7.7 million), higher accounts payable and other current liabilities ($6.3 million) and lower inventories ($1.0 million) and , partially offset by higher accounts receivable ($2.7 million). Cash flows from working capital increased for the fiscal year ended March 31, 2017 due to higher accounts payable and other current liabilities ($5.7 million), partially offset by higher accounts receivable ($5.0 million) and higher prepaid expenses and other current assets ($0.8 million). Cash flows from working capital increased for the fiscal year ended March 31, 2016, due primarily to lower inventories ($4.6 million), higher accounts payable and other current liabilities ($3.1 million) and lower accounts receivable ($0.9 million), partially offset by higher prepaid expenses and other current assets ($4.7 million).
Cash flows used in investing activities from continuing operations during the fiscal year ended March 31, 2018 were $3.0 million as compared with $23.5 million and $108.5 million for the fiscal years ended March 31, 2017 and 2016, respectively. Capital expenditures during the fiscal years ended March 31, 2018, 2017 and 2016 were $5.5 million, $6.9 million and $9.3 million, respectively. Our capital expenditures are focused on capacity expansion, continuous improvement, automation and consolidation of manufacturing facilities. As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report, during the fiscal year ended March 31, 2017 we acquired Greco Aluminum Railings for $28.2 million, net of cash acquired. During the fiscal year ended March 31, 2016 we acquired Strathmore for $68.8 million, Deacon for $12.6 million and Leak Freeze for $16.3 million
Cash flows used in financing activities during the fiscal years ended March 31, 2018 and 2017 were $51.5 million and $15.3 million, respectively, as compared with cash provided by financing activities of $74.7 million for the fiscal year ended March 31, 2016. Cash outflows during the fiscal year ended March 31, 2018 and 2017 resulted primarily from $49.2 million and $16.5 million, respectively, in repayments on our lines of credit (as discussed in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report). Cash inflows during the fiscal year ended March 31, 2016 resulted primarily from $179.0 million of borrowings on our Revolving Credit Facility, which we used to repay $116.1 million on amounts outstanding under the Strathmore Acquisition Term Loan and the RectorSeal Line of Credit and fund the acquisition of Leak Freeze, and a contribution of $13.0 million from Capital Southwest in connection with the Share Distribution.
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

Financing
Credit Facilities
See Note 8 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our indebtedness. We were in compliance with all covenants contained in our credit facility as of March 31, 2018.
We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness. This agreement is more fully described in Note 9 to our consolidated financial statements included in Item 8 and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2018, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.
CONTRACTUAL OBLIGATIONS
The following table presents a summary of our contractual obligations at March 31, 2018 (in thousands):

	Payments due by Period (1)
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt obligations, principal (2)	$561	$1,122	$13,122	$9,215	$24,020
Long-term debt obligations, interest (2)	1,223	2,364	1,442	3,678	8,707
Operating lease obligations (3)	2,344	3,971	1,260	3,118	10,693
Purchase obligations (4)	28,768	1,417	—	—	30,185
Other long-term liabilities (5)	798	220	—	—	1,018
Total (6)	$33,694	$9,094	$15,824	$16,011	$74,623

(1)
The less than one-year category represents the fiscal year ended March 31, 2019, the 1-3 years category represents fiscal years ending March 31, 2020 and 2021, the 3-5 years category represents fiscal years ending March 31, 2022 and 2023 and the greater than five years category represents fiscal years ending March 31, 2024 and thereafter.

(2)
Amounts include principal and interest cash payments through the maturity of the outstanding debt obligations. See Note 8 to our consolidated financial statements included in Item 8 of this Annual Report.

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

(5)
Amounts primarily include deferred consideration payable due to acquisitions and future payments under outstanding deferred compensation awards. The liability for retirement benefits payable related to our defined benefit pension plans is excluded from the contractual obligations table as it does not represent expected liquidity requirements.

(6)
Operating lease and purchase obligations denominated in foreign currencies are projected based on the exchange rate in effect on March 31, 2018. Excludes amounts that have been eliminated in our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES
The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. The most significant estimates made by management include: timing and amount of revenue recognition; deferred taxes and tax reserves; pension benefits; and valuation of goodwill and indefinite-lived intangible assets, both at the time of initial acquisition, as well as part of recurring impairment analyses, as applicable. The significant estimates are reviewed at least annually, if not quarterly, by management. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.
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
Revenue Recognition
We generally recognize revenue upon shipment of product, at which time title and risk of loss pass to the customer. Additionally, we require that all of the following circumstances are satisfied: (a) persuasive evidence of an arrangement exists, (b) price is fixed or determinable, (c) collectability is reasonably assured and (d) delivery has occurred or services have been rendered. Net revenues represent gross revenues invoiced to customers less certain related charges for contractual discounts or rebates. Discounts provided to customers at the point of sale are recognized as reductions in revenue as the products are sold. Rebate amounts are recorded as a reduction of revenue, at least quarterly, using estimates of customer participation and performance. Freight charges billed to customers are included in net revenues and the related shipping costs are included in cost of revenues in our consolidated statements of operations.
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
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for uncertain tax positions that may be subject to challenge by various taxing authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For the fiscal year ended March 31, 2018, we had a net decrease in our uncertain tax position of $0.1 million. This included settlements of $0.7 million, an increase of $0.6 million and an additional $0.3 million in interest and penalties in income tax expense. For the fiscal year ended March 31, 2017, we recognized an uncertain tax position in the amount of $2.0 million, and we recognized $0.4 million in interest and penalties in income tax expense. For the fiscal year ended March 31, 2016, we recognized an uncertain tax position in the amount of $0.9 million and we recognized $0.4 million in interest and penalties in income tax expense. Our liability for uncertain tax positions contains uncertainties as management is required to make assumptions and apply judgments to estimate exposures associated with our tax positions.
We are currently under audit for our U.S. federal income tax return for the year ended March 31, 2016. As this audit just began, we have not been notified of any potential adjustments.
While we believe we have adequately provided for any reasonably foreseeable outcome related to these matters, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.
Pension Benefits
Certain of our U.S. employees hired prior to January 1, 2015 participate in a qualified defined benefit pension plan (the “Qualified Plan”). The Qualified Plan is closed to any employees hired or re-hired on or after January 1, 2015. The Qualified Plan was amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015. The assets, liabilities and expenses we recognize and disclosures we make about plan actuarial and financial information are dependent on the assumptions and estimates used in calculating such amounts. The assumptions include factors such as discount rates, health care cost trend rates, inflation, expected rates of return on plan assets, retirement rates, mortality rates, turnover and other factors. We maintain an unfunded retirement restoration plan (the “Restoration Plan”) that is a non-qualified plan providing for the payment to participating employees, upon retirement, of an amount equal to the difference between the maximum annual payment permissible under the Qualified Plan pursuant to federal limitations and the amount that would otherwise have been payable under the Qualified Plan. Consistent with the Qualified Plan, the Restoration Plan is closed to any employees hired or re-hired on or after January 1, 2015 and was amended effective September 30, 2015 to freeze benefit accruals and to modify certain ancillary benefits. We also maintain a registered defined benefit pension plan (the "Canadian Plan") that covers all of our employees based at our facility in Alberta, Canada, which is not material to our overall pension benefits and obligations.

The assumptions utilized to compute expense and benefit obligations are shown in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report. These assumptions are assessed at least annually in consultation with independent actuaries as of March 31 and adjustments are made as needed. We evaluate prevailing market conditions, including appropriate rates of return, interest rates and medical inflation (health care cost trend) rates. We ensure that our significant assumptions are within the reasonable range relative to market data. The methodology to set our significant assumptions includes:

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
We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Qualitative assessments use an evaluation of events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, financial performance factors, entity specific events and changes in carrying value to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.
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
For purposes of completing the annual goodwill impairment test for fiscal year ended March 31, 2018, a qualitative assessment was utilized to assess the recoverability of goodwill for our reporting units. The qualitative assessments were performed using an evaluation of events and circumstances as noted above. Additionally, management performed a quantitative assessment on two of our reporting units. Based on the current estimate of fair value for both of these reporting units, we determined that substantial excess fair value over the current carrying value exists. There were no goodwill impairment losses recognized for the fiscal years ended March 31, 2018, 2017 or 2016.
We have indefinite-lived intangible assets in the form of trademarks and license agreements. We review these intangible assets at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future projections and terminal value growth rate. These inputs are considered non-recurring level three inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded impairment losses on intangible assets (excluding those related to discontinued operations) of $0.0, $0.2 million and $0.0 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively, for continuing operations.

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
Variable Rate Indebtedness
We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of March 31, 2018, we had $12.0 million in outstanding variable rate indebtedness, after consideration of the interest rate swap. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At March 31, 2018, we had an interest rate swap agreement that covered 50% of the $24.0 million of our total outstanding indebtedness. At March 31, 2018, the unhedged variable rate indebtedness of $12.0 million had a weighted average interest rate of 3.13%. Each quarter point change in interest rates would result in a change of less than $0.1 million in our interest expense on an annual basis.
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
Foreign Currency Exchange Rate Risk
We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net gains (losses) associated with foreign currency translation of $3.3 million, ($2.9) million and ($1.4) million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net (losses) gains of ($0.4) million, $1.1 million and ($0.1) million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively, which are included in other income (expense), net on our consolidated statements of operations.
Based on a sensitivity analysis at March 31, 2018, a 10% change in the foreign currency exchange rates for the fiscal year ended March 31, 2018 would have impacted our net earnings by a negligible amount. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
CSW Industrials, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 30, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2015.

Dallas, Texas
May 30, 2018

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(amounts in thousands, except per share amounts)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,706	$23,146
Bank time deposits	—	1,776
Accounts receivable, net	63,383	59,831
Inventories, net	42,974	43,665
Prepaid expenses and other current assets	7,077	6,722
Current assets, discontinued operations	2,427	11,906
Total current assets	127,567	147,046
Property, plant and equipment, net	54,473	56,812
Goodwill	81,764	80,863
Intangible assets, net	53,054	59,312
Other assets	23,958	16,011
Noncurrent assets, discontinued operations	—	38,383
Total assets	$340,816	$398,427

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,826	$10,372
Accrued and other current liabilities	23,501	22,382
Current portion of long-term debt	561	561
Current liabilities, discontinued operations	3,966	5,184
Total current liabilities	44,854	38,499
Long-term debt	23,459	72,646
Retirement benefits payable	2,017	1,464
Other long-term liabilities	4,721	13,380
Total liabilities	75,051	125,989
Equity:
Common shares, $0.01 par value	158	157
Shares authorized – 50,000
Shares issued – 15,957 and 15,846, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized – 10,000
Shares issued – 0
Additional paid-in capital	42,684	38,701
Treasury shares, at cost (80 and 29 shares, respectively)	(3,252)	(1,011)
Retained earnings	233,650	245,026
Accumulated other comprehensive loss	(7,475)	(10,435)
Total equity	265,765	272,438
Total liabilities and equity	$340,816	$398,427
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
(Amounts in thousands, except per share amounts)	2018	2017	2016
Revenues, net	$326,222	$287,460	$266,917
Cost of revenues	(178,306)	(158,529)	(132,250)
Gross profit	147,916	128,931	134,667
Selling, general and administrative expense	(97,202)	(94,490)	(88,472)
Impairment loss	—	(1,315)	—
Operating income	50,714	33,126	46,195
Interest expense, net	(2,317)	(2,695)	(3,036)
Other (expense) income, net	(150)	1,729	(186)
Income before income taxes	48,247	32,160	42,973
Provision for income taxes	(15,565)	(14,360)	(19,166)
Income from continuing operations	32,682	17,800	23,807
(Loss) income from discontinued operations	(44,564)	(6,729)	1,664
Net (loss) income	$(11,882)	$11,071	$25,471

Basic earnings (loss) per common share:
Continuing operations	$2.09	$1.13	$1.52
Discontinued operations	(2.85)	(0.43)	0.11
Net (loss) income	$(0.76)	$0.70	$1.63

Diluted earnings (loss) per common share:
Continuing operations	$2.09	$1.12	$1.52
Discontinued operations	(2.85)	(0.42)	0.10
Net (loss) income	$(0.76)	$0.70	$1.62
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Years Ended March 31,
(Amounts in thousands)	2018	2017	2016
Net (loss) income	$(11,882)	$11,071	$25,471
Other comprehensive income (loss):
Foreign currency translation adjustments	3,295	(2,884)	(1,371)
Cash flow hedging activity, net of taxes of $(101), $(441) and $8, respectively	294	819	(15)
Pension and other post retirement effects, net of taxes of $337, $311 and $(2,145), respectively	(629)	(672)	3,981
Other comprehensive income (loss)	2,960	(2,737)	2,595
Comprehensive (loss) income	$(8,922)	$8,334	$28,066
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Net Investment of Capital Southwest	Accumulated Other Comprehensive Loss	Total Equity
March 31, 2015	$—	$—	$—	$208,784	$6,110	$(10,293)	$204,601
Share-based and other executive compensation	—	—	2,231	—	—	—	2,231
Stock activity under stock plans	—	—	96	—	—	—	96
Tax benefit associated with share-based compensation	—	—	212	—	—	—	212
Net Income	—	—	—	25,471	—	—	25,471
Dividends	—	—	—	(300)	—	—	(300)
Other comprehensive income, net of tax	—	—	—	—	—	2,595	2,595
Effects of Share Distribution and contributions from Capital Southwest	156	—	29,058	—	(6,110)	—	23,104
Balance at March 31, 2016	$156	$—	$31,597	$233,955	$—	$(7,698)	$258,010
Share-based and other executive compensation	—	—	4,641	—	—	—	4,641
Stock activity under stock plans	1	(1,011)	2,169	—	—	—	1,159
Tax benefit associated with share-based compensation	—	—	294	—	—	—	294
Net income	—	—	—	11,071	—	—	11,071
Other comprehensive income, net of tax	—	—	—	—	—	(2,737)	(2,737)
Balance at March 31, 2017	$157	$(1,011)	$38,701	$245,026	$—	$(10,435)	$272,438
Adoption of ASU 2016-09	—	—	(506)	506	—	—	—
Share-based and other executive compensation	—	—	4,161	—	—	—	4,161
Stock activity under stock plans	1	(1,061)	328	—	—	—	(732)
Repurchase of common shares	—	(1,180)	—	—	—	—	(1,180)
Net loss	—	—	—	(11,882)	—	—	(11,882)
Other comprehensive income, net of tax	—	—	—	—	—	2,960	2,960
Balance at March 31, 2018	$158	$(3,252)	$42,684	$233,650	$—	$(7,475)	$265,765
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
(Amounts in thousands)	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(11,882)	$11,071	$25,471
Less: (Loss) income from discontinued operations	(44,564)	(6,729)	1,664
Income from continuing operations	32,682	17,800	23,807
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	7,651	7,470	6,507
Amortization of intangible and other assets	7,282	6,284	5,231
Provision for inventory reserves	235	167	—
Provision for doubtful accounts, net of recoveries	(457)	131	(282)
Share-based and other executive compensation	4,161	4,642	2,231
Acquisition-related non-cash gain	—	(376)	(1,950)
Net (gain) loss on disposals of property, plant and equipment	(70)	221	56
Pension plan curtailment benefit	—	—	(8,020)
Net pension (benefit) expense	(1,062)	(1,092)	3,506
Impairment of assets	—	1,315	—
Net deferred taxes	1,640	464	7,262
Changes in operating assets and liabilities:
Accounts receivable, net	(2,698)	(5,028)	884
Inventories, net	992	214	4,573
Prepaid expenses and other current assets	7,651	(793)	(4,742)
Other assets	(106)	(112)	(3,211)
Accounts payable and other current liabilities	6,263	5,669	3,082
Retirement benefits payable and other liabilities	(6,780)	2,385	(1,177)
Net cash provided by operating activities, continuing operations	57,384	39,361	37,757
Net cash (used in) provided by operating activities, discontinued operations	(14,228)	(325)	3,773
Net cash provided by operating activities	43,156	39,036	41,530
Cash flows from investing activities:
Capital expenditures	(5,534)	(6,869)	(9,306)
Proceeds from sale of assets held for investment	547	—	—
Proceeds from sale of assets	92	605	46
Net change in bank time deposits	1,860	10,968	(1,978)
Cash paid for acquisitions, net of cash acquired	—	(28,179)	(97,236)
Net cash used in investing activities, continuing operations	(3,035)	(23,475)	(108,474)
Net cash used in investing activities, discontinued operations	(1,510)	(2,493)	(1,747)
Net cash used in investing activities	(4,545)	(25,968)	(110,221)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	179,040
Repayments on lines of credit	(49,187)	(16,476)	(116,061)
Payments of deferred loan costs	(421)	—	(1,081)
Purchase of treasury shares	(2,241)	(1,011)	—
Cash contribution from Capital Southwest	—	—	13,000
Proceeds from stock option activity	328	2,169	96
Dividends paid to Capital Southwest	—	—	(300)
Net cash (used in) provided by financing activities	(51,521)	(15,318)	74,694
Effect of exchange rate changes on cash and equivalents	1,470	(591)	(464)
Net change in cash and cash equivalents	(11,440)	(2,841)	5,539
Cash and cash equivalents, beginning of period	23,146	25,987	20,448
Cash and cash equivalents, end of period	$11,706	$23,146	$25,987
Supplemental non-cash disclosure:
Cash paid during the year for interest	$2,118	$2,623	$3,074
Cash paid during the year for income taxes	9,673	9,793	18,298
Pension plan assets contributed by Capital Southwest	—	—	10,357

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CSW Industrials, Inc. (“CSWI,” the “Company,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating and air conditioning (“HVAC”) and refrigeration applications, sealants and high-performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5™ thread sealants, KOPR KOTE™ anti-seize lubricants, KATS® Coatings, Safe-T-Switch® condensate overflow shutoff devices, Air Sentry® breathers, Deacon® high temperature sealants, AC Leak Freeze® to stop refrigerant leaks and Greco Aluminum Railings®.
Our products are well known in the specific industries we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC, architecturally-specified building products, industrial, plumbing, energy, rail, mining and other general industrial markets.
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
Restructuring – During the fiscal year ended March 31, 2017, we initiated a restructuring program related to our Industrial Products segment. The program was initiated in response to excess capacity, which caused us to perform a facility rationalization analysis. The restructuring program is complete and no additional costs are expected to be incurred. There were other costs in the prior years, which are now presented as part of discontinued operations. Restructuring charges are as follows:

(in thousands)	Severance/ Retention	Asset Write-down	Other (a)	Total
For the year ended March 31, 2018
Cost of revenues	$—	$69	$163	$232
Selling, general and administrative expense	—	—	—	—
Total	$—	$69	$163	$232
Inception to Date Restructuring Charges
Cost of revenues	$291	$69	$496	$856
Selling, general and administrative expense	—	—	—	—
Total	$291	$69	$496	$856

(a)
Other consisted of moving costs related to relocation of manufacturing activities, consulting fees for production and efficiency support, recruiting fees to increase staff in locations where production is being relocated and duplicate and inefficient labor incurred during the transition and relocation. These charges were expensed as incurred.

Basis of Presentation – CSWI began operations on September 30, 2015 as a result of the Share Distribution. With the exception of cash funded at inception and the contributed capital stock of Capital Southwest, we did not own any material assets prior to the Share Distribution. The historical financial position, results of operations and cash flows included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (“Annual Report”) represent the consolidated financial statements of CSWI. Equity accounts presented in the balance sheet as of March 31, 2016 and for all subsequent periods represent the equity of CSWI. The consolidated financial statements have been prepared on a standalone basis and are derived from the underlying accounting records of the underlying businesses in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”).
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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Timing and amount of revenue recognition;

•	Deferred taxes and tax reserves;

•	Pension benefits; and

•	Valuation of goodwill and indefinite-lived intangible assets.
Cash and Cash Equivalents – We consider all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. We maintain our cash and cash equivalents at financial institutions for which the combined account balances in individual institutions may exceed insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of insurance coverage. We had deposits in domestic banks of $4.0 million and $0.4 million at March 31, 2018 and 2017, respectively, and balances of $7.7 million and $22.2 million were held in foreign currencies in foreign banks at March 31, 2018 and 2017, respectively.
Bank Time Deposits – Bank time deposits include investments with maturities of over three months that are redeemable within one year of the fiscal year end without significant penalty. Our bank time deposits of $0.0 and $1.8 million as of March 31, 2018 and 2017, respectively, were certificates of deposit held in Canada and the United Kingdom.
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
Inventories and Related Reserves – Inventories are stated at the lower of cost or market and include raw materials, supplies, direct labor and manufacturing overhead. Cost is determined using the last-in, first-out (“LIFO”) method for valuing inventories at our primary domestic operations. Our foreign subsidiaries use either the first-in, first out method or the weighted average cost method to value inventory. Foreign inventories represent approximately 9% and 6% of total inventories as of March 31, 2018 and 2017, respectively.
Reserves are provided for slow-moving or excess and obsolete inventory based on the difference between the cost of the inventory and its net realizable value and by reviewing quantities on hand in comparison with historical and expected future usage. In estimating the reserve for excess or slow-moving inventory, management considers factors such as product aging, current and future customer demand and market conditions.
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
Valuation of Goodwill and Intangible Assets – Goodwill represents the excess of the aggregate purchase price over the fair value of identifiable net assets acquired in a business combination. We test goodwill at least annually for impairment. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Qualitative assessments use an evaluation of events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, financial performance factors, entity-specific events and changes in carrying value to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.
If a reporting unit fails the qualitative assessment, then valuation models and other relevant data are used to estimate the reporting unit’s fair value. The valuation models require the input of subjective assumptions. We use an income approach for impairment testing of goodwill and indefinite-lived intangible assets, using a discounted cash flow method. Estimates of future revenue and expense are made for five years, growth estimates are made to calculate terminal value and a discount rate is used

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that approximates our weighted average cost of capital. We perform qualitative or quantitative assessments to test asset carrying values for impairment at January 31, which is the annual impairment testing date. No impairment loss was recognized as a result of the impairment tests for the fiscal years ended March 31, 2018, 2017 and 2016.
We have intangible assets consisting of patents, trademarks, customer lists and non-compete agreements. Definite-lived intangible assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In addition, we have other trademarks and license agreements that are considered to have indefinite lives. We review indefinite-lived intangible assets at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future projections and terminal value growth rate. These inputs are considered non-recurring level three inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded an impairment of intangible assets of continuing operations of $0.0, $0.2 million and $0.0 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. See Note 3 for discussion of impairment of intangible assets of discontinued operations.
Property Held for Investment – One of our non-operating subsidiaries holds and manages certain non-operating properties. Properties are valued at lower of cost or market and disposed of as opportunities arise to maximize value.
Deferred Loan Costs – Deferred loan costs, which are reported in other assets and consist of fees and other expenses associated with debt financing, are amortized over the term of the associated debt using the effective interest method.
Fair Values of Financial Instruments – Our financial instruments are presented at fair value in our consolidated balance sheets, with the exception of our long-term debt, as discussed in Note 8. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied.
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
Recurring fair value measurements are limited to investments in derivative instruments and reserves for contingent consideration. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivative instruments are included in Note 9. The fair value measurements of our reserves for contingent consideration were classified as Level III and generally determined using a weighted average probability model based primarily on projected net revenues.
Derivative Instruments and Hedge Accounting – We do not use derivative instruments for trading or speculative purposes. We enter into interest rate swap agreements for the purpose of hedging our cash flow exposure to floating interest rates on certain portions of our debt. All derivative instruments are recognized on the balance sheet at their fair values. Changes in the fair value of a designated interest rate swap are recorded in other comprehensive loss until earnings are affected by the underlying hedged item. Any ineffective portion of the gain or loss is immediately recognized in earnings. Upon settlement, realized gains and losses are recognized in interest expense in the consolidated statements of operations.
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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gains or losses remain in accumulated other comprehensive loss until the underlying hedged item is recognized. If it becomes probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. If necessary, we adjust the values of our derivative contracts for our or our counterparties’ credit risk.
Pension Obligations – Determination of pension benefit obligations is based on estimates made by management in consultation with independent actuaries. Inherent in these valuations are assumptions including discount rates, expected rates of return on plan assets, retirement rates, mortality rates and rates of compensation increase and other factors, all of which are reviewed annually and updated if necessary. Current market conditions, including changes in rates of return, interest rates and medical inflation rates, are considered in selecting these assumptions.

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
Revenue Recognition – We generally recognize revenue upon shipment of product, at which time title and risk of loss pass to the customer. Additionally, we require that all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured and d) delivery has occurred or services have been rendered. Net revenues represent gross revenues invoiced to customers less certain related charges for contractual discounts or rebates. Revenues for certain long-term contracts are recorded on the percentage of completion method with progress measured on a cost-to-cost basis, and represent less than 6% of annual net sales. Discounts provided to customers at the point of sale are recognized as reductions in revenue as the products are sold. Rebate amounts are recorded as a reduction of revenue at least quarterly using estimates of customer participation and performance. Freight charges billed to customers are included in net revenues and the related shipping costs are included in cost of revenues in our consolidated statements of operations.
Research and Development ("R&D") – R&D costs are expensed as incurred. Costs incurred for R&D primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in R&D activities. R&D costs included in selling, general and administrative expense were $4.6 million, $4.8 million and $4.5 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.
Share-based Compensation – Share-based compensation is measured at the grant-date fair value. The exercise price of stock option awards and the fair value of restricted share awards are set at the closing price of our common stock on the Nasdaq Global Select Market on the date of grant, which is the date such grants are authorized by our Board of Directors. The fair value of performance-based restricted share awards is determined using a Monte Carlo simulation model incorporating all possible outcomes against a defined peer group. The fair value of share-based payment arrangements is amortized on a straight-line basis to compensation expense over the period in which the restrictions lapse based on the expected number of shares that will vest. To cover the exercise of options and vesting of restricted shares, we generally issue new shares from our authorized but unissued share pool, although we may instead issue treasury shares in certain circumstances.
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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Earnings Per Share – We use the two-class method of calculating earnings per share, which determines earnings per share for each class of common stock and participating security as if all earnings of the period had been distributed. If the holders of restricted stock awards are entitled to vote and receive dividends during the restriction period, unvested shares of restricted stock qualify as participating securities and, accordingly, are included in the basic computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation in Note 10 is prepared on a combined basis and is presented as earnings per common share. Diluted earnings per share is based on the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options.
Foreign Currency Translation – Assets and liabilities of our foreign subsidiaries are translated to U.S. dollars at exchange rates prevailing at the balance sheet date, while income and expenses are translated at average rates for each month. Translation gains and losses are reported as a component of accumulated other comprehensive loss. Transactional currency gains and losses arising from transactions in currencies other than our sites’ functional currencies are included in our consolidated statements of operations.
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
Discontinued Operations and Segment Realignment – During the third quarter of the fiscal year ended March 31, 2018, we committed to a plan to divest our Strathmore products business (the "Coatings business"). This determination resulted in the reclassification of the assets and liabilities comprising that business to assets held-for-sale, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented.
Additionally, as a result of our decision to divest the Coatings business, we realigned our reportable segments to better align our resources to support our ongoing business strategy. We retained the Industrial Products Segment and combined the non-coatings business lines of our historical Coatings, Sealants & Adhesives Segment into our Specialty Chemicals Segment. The reportable segment realignment is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions, subsequent to the decision to divest the Coatings business. Historical segment information has been adjusted to reflect the effect of this change. Our segment information is more fully disclosed in Note 18. Historical

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information also reflects discontinued operations presentation for the portion of our business meeting the held-for-sale criteria as described in Note 3.
We conduct our operations through two business segments based on type of product and how we manage the business. The products for our segments are distributed both domestically and internationally. For decision-making purposes, our Chief Executive Officer and other members of senior executive management use financial information generated and reported at the reportable segment level. We evaluate segment performance and allocate resources based on each reportable segment’s operating income. Our reportable segments are as follows:

•
Industrial Products includes specialty mechanical products, fire and smoke protection products, architecturally-specified building products and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial application.

•
Specialty Chemicals includes pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

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
Accounting Developments
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which has been subsequently amended with additional ASUs including ASU No. 2016-12 and ASU No. 2016-20, issued in May and December 2016, respectively. ASU No. 2014-09, as amended, supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year. As a result, public entities will apply the new standard for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. In 2017, we identified the relevant revenue streams and documented the procedures and control changes required to address the impacts that ASU 2014-09 may have on our business, as well as trained appropriate personnel on the procedures and controls going into effect April 1, 2018.  From the analysis performed, two main revenue streams were identified from contracts with customers: (1) book and ship and (2) long-term contracts. Our revenue recognition methodology does not materially change following the adoption of the new standard as approximately 95% of our annual revenue is derived from book and ship sales.  As of March 31, 2018, we have completed our impact assessment for the implementation of the new revenue recognition guidance. In addition, we will elect to apply certain of the permitted practical expedients within the revenue recognition guidance. We will adopt the new guidance effective April 1, 2018 using the modified retrospective approach and will recognize the cumulative effect of initially applying the guidance as an adjustment to opening retained earnings effective April 1, 2018.  We have evaluated the impact of this ASU and have estimated the impact to be ($0.7) million adjustment to opening retained earnings upon adoption.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Subtopic 330): Simplifying the Measurement of Inventory.” This ASU simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Entities will continue to apply their existing impairment models to inventories that are accounted for using LIFO and retail inventory method. This ASU was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. We adopted the amendments of this ASU April 1, 2017. The adoption of this ASU did not impact our consolidated financial condition and results of operations.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018 using the modified retrospective application of adoption. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2016-02 on our consolidated financial condition and results of operations.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which simplifies the accounting for share-based compensation. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. We adopted the amendments within this ASU effective April 1, 2017. The resulting impact was a decrease in additional paid in capital and an increase in retained earnings of $0.5 million.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance should be applied on a retrospective basis for each period presented.  ASU No. 2016-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU No. 2016-15 to have a material impact on our consolidated financial condition and results of operations.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. CSWI does not have restricted cash and restricted cash equivalents, as such the amendments in this ASU will not impact our consolidated financial condition and results of operations.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU require that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The amendments in this ASU should be applied prospectively on or after the effective date, however early adoption is permitted. We do not expect the adoption of ASU No. 2017-01 to have a material impact on our consolidated financial condition and results of operations.
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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted improvements of Accounting for Hedging Activities." The purpose of this ASU is to better align a company's risk management activities and financial reporting for hedging relationships. Additionally, this ASU simplifies the hedge accounting requirements and improves the disclosures of hedging arrangements. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact of ASU No. 2017-12 on our consolidated financial condition and results of operations.
On December 22, 2017, the President of the U.S. signed new tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Act").  The Act significantly changes U.S. income tax law, including reduction of the corporate income tax rate to 21%, creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), broadening of the tax base and allowing for immediate capital expensing of certain qualified property. It also requires companies to pay minimum taxes on foreign earnings and subjects certain payments from corporations to foreign related parties to additional taxes. ASC 740, “Accounting for Income Taxes,” requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not effective or may not result in accounting effects for March 31 fiscal year companies until April 1, 2018. The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Companies with fiscal years that end on a date other than December 31 will need to use a blended tax rate as the new rate is administratively effective at the beginning of their fiscal year.  We have adopted the provisions of the Act, as it is applicable, in the quarter ended December 31, 2017.  The following provisional adjustments have been recorded:

•
The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of our foreign subsidiaries. To assess the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax; however, we are continuing to review additional information regarding our accumulated E&P and non-U.S. income taxes paid to more precisely compute the amount of the Transition Tax. In addition, based on current state tax law, we estimate the state impact of the Transition Tax to be insignificant. This estimate will be revised based on a calculation of our final Transition Tax as well as any updated guidance on state treatment of the deemed repatriation.

•
While we have not yet completed all of the computations necessary or completed a detailed inventory of our expenditures that qualify for immediate expensing, we have recorded a provisional benefit based on our current intent to fully expense all qualifying expenditures.

Because of the complexity of the new Global Intangible Low-Taxed Income ("GILTI") tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into measurement of our deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. We are not currently able to reasonably estimate the effect of the new GILTI tax rules on future U.S. inclusions in taxable income as the expected future impact of this provision of the Tax Act depends on our current structure and business. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI. We anticipate that additional clarification and evaluation of these rules will occur during fiscal year 2019 and, if the GILTI tax rules have an impact to our provision for income taxes, an estimate will be recorded as soon as a reliable estimate can be formed.
In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact of ASU No. 2018-02 on our consolidated financial condition and results of operations.
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
AC Leak Freeze
On December 16, 2015, we acquired substantially all of the assets of AC Leak Freeze™ (“Leak Freeze”), based in Baltimore, Maryland for $16.3 million in cash funded by borrowings under CSWI’s Revolving Credit Facility (discussed in Note 8). Leak Freeze is a leading manufacturer of original equipment manufacturer-approved air conditioning and refrigerant leak repair solutions. The excess of the purchase price over the fair value of the identifiable assets acquired was $5.7 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive specialty chemical product portfolio for the HVAC market and leveraging our larger distributor network. The allocation of the fair value of the assets acquired included customer lists, trademarks and trade names and a non-compete agreement of $8.1 million, $1.4 million and $0.2 million, respectively, as well as inventory in the amount of $0.7 million. Customer lists and the non-compete agreement are being amortized over 10 years and five years, respectively, while trademarks and trade names and goodwill are not being amortized. Leak Freeze activity has been included in our Specialty Chemicals segment since the acquisition date. No pro forma information has been provided due to immateriality.
Deacon Industries, Inc.
On October 1, 2015, we acquired substantially all of the assets of Deacon Industries, Inc. (“Deacon”), based in Washington, Pennsylvania for $12.6 million. The acquisition was funded by $11.0 million of borrowings under a line of credit and $1.1 million cash on hand. The remaining $0.5 million of the purchase price represents a payment contingent upon the achievement of certain performance metrics during the fiscal year ended March 31, 2017. This liability was reduced to $0.0 during the quarter ended December 31, 2016 based on expected achievement of performance metrics. Deacon is a leading manufacturer of high temperature sealants and injectable packings with applications in a variety of industrial end markets, both on an emergency and maintenance basis. The excess of the purchase price over the fair value of the identifiable assets acquired was $4.1 million and was allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive sealant and injectable packing product portfolio and leveraging our larger distributor network. The allocation of the fair value of the assets acquired included customer lists, know-how, trademarks and trade names and a non-compete agreement of $2.9 million, $2.6 million, $1.1 million, and $0.1 million, respectively, as well as property, plant, and equipment and inventory in the amounts of $0.9 million and $0.5 million, respectively. Customer lists, know-how and the non-compete agreement are being amortized over 15 years, 10 years and five years, respectively, while trademarks and trade names and goodwill are not being amortized. Deacon activity was historically included in our Coatings, Sealants & Adhesives segment since the acquisition date and is now reflected within our Specialty Chemicals segment due to our segment realignment. No pro forma information has been provided due to immateriality.

3. DISCONTINUED OPERATIONS

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of fiscal year ended March 31, 2018, we commenced a process to divest our Coatings business to allow us to focus resources on our core growth platforms. Our Coatings business manufactures specialized industrial coatings products including urethanes, epoxies, acrylics and alkyds. The Coatings business meets the held-for-sale criteria under ASC 360, "Property, Plant and Equipment," and accordingly, we have classified and accounted for the assets and liabilities of the Coatings business as held-for-sale in the accompanying consolidated balance sheets and as discontinued operations, net of tax in the accompanying consolidated statements of operations and cash flows. We estimated that the fair value of the business was less than carrying value, resulting in an estimated $46.0 million impairment charge recorded during the third quarter of the fiscal year ended March 31, 2018. We completed an initial assessment of the assets and liabilities of the Coatings business and recorded the impairment based on our best estimates as of the date of issuance of financial results for the third quarter of the fiscal year ended March 31, 2018. No adjustments to previously recorded estimates have been made subsequently.

Summarized selected financial information for Strathmore for the fiscal years ended March 31, 2018, 2017 and 2016, is presented in the following table:

	Fiscal Years Ended March 31,
(in thousands)	2018	2017	2016
Revenues, net	$23,153	$39,624	$52,688
Impairment expense	(46,007)	(2,800)	—
(Loss) income from discontinued operations before income taxes	(61,164)	(10,616)	1,253
Income tax benefit	16,600	3,887	411
(Loss) income from discontinued operations	$(44,564)	$(6,729)	$1,664

The assets and liabilities of discontinued operations are stated separately as of March 31, 2018 and 2017, respectively, in the consolidated balance sheets and are comprised of the following items:

	Fiscal Years Ended March 31,
(in thousands)	2018	2017
Assets
Accounts receivable, net	$2,259	$3,951
Inventories, net	—	6,736
Prepaid expenses and other current assets (a)	168	1,219
Total current assets	2,427	11,906
Property, plant and equipment, net	—	7,085
Intangible assets	—	31,298
Other	—	—
Total non-current assets	—	38,383
Total assets	$2,427	$50,289

Liabilities
Accounts payable, accrued and other expenses	$3,966	$5,184

(a)
The assets and liabilities of the Coatings business reside in a disregarded entity for tax purposes. Accordingly, the tax attributes associated with the operations of our Coatings business will ultimately flow through to the corporate parent, which files a consolidated federal return. Therefore, the operating losses and impairment losses attributable to the Coatings business and any corresponding deferred tax assets or liabilities are expected to be substantially realized by the corporate parent. These amounts have therefore been reflected as assets of our continuing operations and have not been allocated or attributed to the balances of assets or liabilities disclosed above. We continue to evaluate the ultimate realizability of all deferred tax assets, and the specific realization of tax assets pertaining to the Coatings business to be disposed could be impacted by the structure of a future sale transaction or other factors impacting or related to the actual disposition of the Coatings business in future periods. Tax expense has been attributed to discontinued operations and includes an estimate of all relevant tax characteristics pertaining to the disposed Coatings business, including the effects resulting from the enactment of the Tax Cuts and Jobs Act. We will continue to evaluate any potential tax consequences of a potential sale transaction and will disclose or record any corresponding impacts in the period in which the impact can be reliably quantified.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2018 and 2017 were as follows (in thousands):

	Industrial Products	Specialty Chemicals	Total
Balance at March 31, 2016	$36,194	$31,563	$67,757
Acquisition of Greco	13,619	—	13,619
Currency translation	(513)	—	(513)
Balance at March 31, 2017	$49,300	$31,563	$80,863
Purchase price adjustment for Greco	152	—	152
Currency translation	749	—	749
Balance at March 31, 2018	$50,201	$31,563	$81,764
The following table provides information about out intangible assets for the fiscal years ended March 31, 2018 and 2017 (in thousands, except years):

		March 31, 2018		March 31, 2017
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents (a)	11	$9,489	$(5,564)	$9,576	$(4,779)
Customer lists and amortized trademarks	12	58,161	(24,812)	57,421	(19,523)
Non-compete agreements	5	1,713	(762)	1,469	(194)
Other	10	5,016	(1,529)	4,849	(828)
		$74,379	$(32,667)	$73,315	$(25,324)
Trade names and trademarks not being amortized:		$11,342	$—	$11,321	$—

(a)	During the fiscal years ended March 31, 2018 and 2017, we wrote off $0.0 and $4.0 million of intangible assets that were fully amortized.
Amortization expense for the fiscal years ended March 31, 2018, 2017 and 2016 was $7.1 million, $6.1 million and $5.2 million, respectively. The following table presents the estimated future amortization of finite-lived intangible assets for the next five fiscal years ending March 31 (in thousands):

2019	$5,766
2020	5,530
2021	4,637
2022	4,463
2023	3,885
5. SPIN-OFF EXECUTIVE COMPENSATION
On August 28, 2014, the board of directors of Capital Southwest (our former parent company) adopted an executive compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards (the “Spin-Off Compensation Plan”) to executive officers of Capital Southwest, which included Joseph Armes, our current Chief Executive Officer, and Kelly Tacke, our former Chief Financial Officer. Under the Spin-Off Compensation Plan, certain Capital Southwest executive officers were eligible to receive an amount equal to 6.0% of the aggregate appreciation in Capital Southwest’s share price from the adoption of the Spin-Off Compensation Plan to the “trigger event date” (later determined by Capital Southwest’s board to be December 29, 2015). The nonqualified stock options became exercisable and the restricted stock and the cash incentive awards vested ratably in three annual tranches beginning on December 29, 2015.
Effective with the Share Distribution, CSWI entered into an Employee Matters Agreement with Capital Southwest. Under this agreement, Capital Southwest retained the obligation to fund the cash incentive awards granted under the Spin-Off Executive Compensation Plan, and all liabilities with respect to such cash incentive awards remained liabilities of Capital Southwest.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The final tranche of awards under the Spin-Off Compensation Plan vested on December 29, 2017. As a result, we will not recognize any additional executive compensation expense under the Spin-Off Compensation Plan in any future period. During the fiscal year ended March 31, 2018, we recorded total executive compensation expense for the cash incentive payments of $0.5 million for Mr. Armes and total stock compensation expense of $0.3 million. During the fiscal year ended March 31, 2017, we recorded total executive compensation expense for the cash incentive payments of $1.9 million for Mr. Armes and Ms. Tacke, and total stock compensation expense of $1.0 million. Within those amounts were $1.2 million and $1.0 million of cash incentive and stock compensation expenses, respectively, which were accelerated as a result of the termination of Ms. Tacke’s employment with CSWI in June 2016. During the fiscal year ended March 31, 2016, we recorded total executive compensation expense for the cash incentive payments of $1.3 million for Mr. Armes and Ms. Tacke, and total stock compensation expense of $0.3 million.
6. SHARE-BASED COMPENSATION
We maintain the shareholder-approved 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors, as well as the issuance of conversion awards in connection with the Share Distribution. Additionally, in September 2015, in connection with the Spin-Off Executive Compensation Plan and Share Distribution, we issued 510,447 shares of common stock to adjust outstanding Capital Southwest equity-based awards to represent both Capital Southwest and CSWI equity-based awards. These conversion grants were issued on substantially the same terms and conditions as the prior Capital Southwest equity-based grants. As of March 31, 2018, 929,459 shares were available for issuance under the 2015 Plan.
In connection with the Share Distribution, all stock option and restricted stock awards granted by Capital Southwest, including awards granted under the Spin-Off Compensation Plan discussed in Note 5, were adjusted and each holder of an award received both Capital Southwest and CSWI stock options and restricted stock awards.

•
Each Capital Southwest stock option was converted into both a Capital Southwest stock option and a CSWI stock option, with adjustments made to the exercise prices and number of shares subject to each option in order to preserve the aggregate intrinsic value of the original Capital Southwest stock option as measured immediately before and immediately after the Share Distribution, subject to rounding. The adjusted Capital Southwest stock options and CSWI stock options were subject to substantially the same terms, vesting conditions, post-termination exercise rules and other restrictions that applied to the original Capital Southwest stock options immediately before the Share Distribution. Options generally expire 10 years from the date of grant and generally vest on or after the first anniversary of the date of grant in five annual installments. The fair value of stock options was determined using the Black-Scholes pricing model and such fair value is expensed on a straight-line basis over the requisite service period.

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
We recorded share-based compensation as follows for the fiscal years ended March 31, 2018, 2017 and 2016:

	Fiscal Year Ended March 31, 2018
(in thousands)	Stock Options	Restricted Stock	Total
Share-based compensation expense	$178	$3,482	$3,660
Related income tax benefit	(56)	(1,097)	(1,153)
Net share-based compensation expense	$122	$2,385	$2,507

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended March 31, 2017
(in thousands)	Stock Options	Restricted Stock	Total
Share-based compensation expense	$473	$2,341	$2,814
Related income tax benefit	(166)	(819)	(985)
Net share-based compensation expense	$307	$1,522	$1,829

	Fiscal Year Ended March 31, 2016
(in thousands)	Stock Options	Restricted Stock	Total
Share-based compensation expense	$206	$750	$956
Related income tax benefit	(72)	(263)	(335)
Net share-based compensation expense	$134	$487	$621
Stock option activity, which represents outstanding CSWI awards, including conversion awards held by Capital Southwest employees, is as follows:

	Fiscal Year Ended March 31, 2018
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2017	251,635	$24.44
Exercised	(19,918)	16.51
Outstanding at March 31, 2018	231,717	$25.12	6.2	$4.6
Exercisable at March 31, 2018	219,767	$25.14	6.2	$4.4

	Fiscal Year Ended March 31, 2017
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2016	362,513	$24.53
Exercised	(85,981)	25.23
Canceled	(24,897)	23.11
Outstanding at March 31, 2017	251,635	$24.44	6.9	$3.1
Exercisable at March 31, 2017	170,412	$24.12	6.7	$2.1
At March 31, 2018, we had an immaterial amount of unrecognized compensation cost related to non-vested stock options that will be amortized into net income over the remaining weighted average vesting period of less than 1.0 year. Other than options granted in conjunction with the Share Distribution to convert existing Capital Southwest options during the fiscal year ended March 31, 2016, no options have been granted. The intrinsic value of options exercised during the fiscal year ended March 31, 2018 was $0.5 million. Cash received for options exercised during the fiscal year ended March 31, 2018 was $0.3 million, and the tax benefit received was $0.2 million. The total fair value of stock options vested during the years ended March 31, 2018, 2017 and 2016 was $0.2 million, $0.7 million and $0.5 million, respectively.
Restricted stock activity, which represents outstanding CSWI awards, including conversion awards held by Capital Southwest employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2017	209,489	$28.20
Granted	122,919	46.24
Vested	(89,708)	23.75
Canceled	(27,681)	38.53
Outstanding at March 31, 2018	215,019	$37.41

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the restriction period, the holders of restricted shares are entitled to vote and, except for conversion awards issued under the Spin-Off Compensation Plan, receive dividends. At March 31, 2018, we had unrecognized compensation cost related to unvested restricted shares of $5.2 million, which will be amortized into net income over the remaining weighted average vesting period of 1.9 years. The total fair value of restricted shares vested during the years ended March 31, 2018 and 2017 was $4.0 million and $1.8 million, respectively.
Restricted shares granted during the years ended March 31, 2018 and 2017 includes 42,860 and 49,373 shares (at target), respectively, with performance-based vesting provisions, and vesting ranges from 0-200% and 0-100%, respectively, based on pre-defined performance targets with market conditions. Performance-based units do not have the rights to vote or receive cash dividends until vesting. Performance-based restricted shares are earned upon the achievement of performance targets, and are payable in common shares. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value as determined by a Monte Carlo simulation.
7. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
Accounts receivable, net consists of the following (in thousands):

	March 31,
	2018	2017
Accounts receivable trade	$62,494	$59,299
Other receivables	1,904	1,998
	64,398	61,297
Less: Allowance for doubtful accounts	(1,015)	(1,466)
Accounts receivable, net	$63,383	$59,831

Inventories, net consist of the following (in thousands):

	March 31,
	2018	2017
Raw materials and supplies	$21,855	$18,960
Work in process	3,756	6,271
Finished goods	24,561	25,535
Total inventories	50,172	50,766
Less: LIFO reserve	(5,511)	(5,295)
Less: Obsolescence reserve	(1,687)	(1,806)
Inventories, net	$42,974	$43,665
Property, plant and equipment, net, consist of the following (in thousands):

	March 31,
	2018	2017
Land and improvements	$3,365	$3,357
Buildings and improvements	44,341	43,705
Plant, office and laboratory equipment	66,230	62,563
Construction in progress	2,504	3,189
	116,440	112,814
Less: Accumulated depreciation	(61,967)	(56,002)
Property, plant and equipment, net	$54,473	$56,812
Depreciation of property, plant and equipment was $7.7 million, $7.5 million and $6.5 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. Of these amounts, cost of revenues includes $5.6 million, $5.2 million and $4.3 million, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following (in thousands):

	March 31,
	2018	2017
Property held for investment (a)	$8,863	$9,208
Deferred income taxes	7,636	—
Retirement assets in excess of benefit obligations	3,334	2,954
Other	4,125	3,849
Other assets	$23,958	$16,011

(a)	As of March 31, 2018 and 2017, $6.2 million and $6.2 million in assets were held for sale, respectively, in the "Elimination and Other" segment.
Accrued and other current expenses consist of the following (in thousands):

	March 31,
	2018	2017
Compensation and related benefits	$12,839	$11,668
Rebates and marketing agreements	2,892	2,435
Non-income taxes	741	814
Income taxes payable	768	868
Other accrued expenses	6,261	6,597
Accrued and other current liabilities	$23,501	$22,382
Other long-term liabilities consists of the following (in thousands):

	March 31,
	2018	2017
Contingent consideration	$—	$6,390
Deferred income taxes	2,360	3,090
Other	2,361	3,900
Other long-term liabilities	$4,721	$13,380
8. LONG-TERM DEBT
Debt consists of the following (in thousands):

	March 31,
	2018	2017
Revolving Credit Facility, interest rate of 3.13% and 2.23%, respectively	$12,000	$60,625
Whitmore term loan, interest rate of 3.88% and 2.98%, respectively	12,020	12,582
Total debt	24,020	73,207
Less: Current portion	(561)	(561)
Long-term debt	$23,459	$72,646
Revolving Credit Facility Agreement
On December 11, 2015, we entered into a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The agreement was amended on September 15, 2017 to allow for multi-currency borrowing with a $125.0 million sublimit and to extend the original maturity date to September 15, 2022. The interest rate, financial covenants and all other material provisions of the Amended Credit Agreement were not materially changed by this amendment. Borrowings under this facility bear interest at the prime rate plus 0.25% or the London Interbank Offered Rate (“LIBOR”) plus 1.25%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Revolving Credit Facility is secured by substantially all of our assets. As of March 31, 2018 and 2017, we had $12.0 million and $60.6 million, respectively, in outstanding borrowings under the Revolving Credit Facility, which reduced our borrowing capacity to $288.0 million and $239.4 million, respectively, inclusive of the accordion feature. The Revolving Credit Facility

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contains certain customary restrictive covenants, including a requirement to maintain a minimum fixed charge coverage of ratio of 1.25 to 1.00 and a maximum leverage ratio of Funded Debt to EBITDA (as defined in the agreement) of 3.00 to 1.00. Covenant compliance is tested quarterly and we were in compliance with all covenants as of March 31, 2018.
Whitmore Term Loan
As of March 31, 2018, Whitmore Manufacturing, LLC (one of our wholly-owned operating subsidiaries) had a secured term loan outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and R&D facility. The term loan matures on July 31, 2029, with payments of $140,000 due each quarter. Borrowings under the term loan bear interest at a variable annual rate equal to one-month LIBOR plus 2.0%. As of March 31, 2018 and 2017, Whitmore had $12.0 million and $12.6 million, respectively, in outstanding borrowings under the term loan. Interest payments under the Whitmore term loan are hedged under an interest rate swap agreement as described in Note 9.
Future Minimum Debt Payments
Future minimum debt payments are as follows for fiscal years ending March 31 (in thousands):

2019	$561
2020	561
2021	561
2022	561
2023	12,561
Thereafter	9,215
Total	$24,020
Operating Leases
We have entered into non-cancelable operating leases with initial terms in excess of one year for manufacturing and office facilities. The leases expire at various times through 2026. Future minimum lease payments under these leases for fiscal years ending March 31 are as follows (in thousands):

2019	$2,344
2020	2,106
2021	1,865
2022	876
2023	384
Thereafter	3,118
Total	$10,693
Rental expense under operating leases was $2.5 million, $2.8 million and $2.2 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.
9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING
We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of March 31, 2018 and 2017, we had $12.0 million and $43.2 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At March 31, 2018, the maximum remaining length of any interest rate swap contract in place was approximately 11.3 years.
The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	March 31,
	2018	2017
Current derivative liabilities	$88	$199
Non-current derivative liabilities	134	420
The impact of changes in the fair value of interest rate swaps is included in Note 17.
On June 17, 2016, we entered into a foreign exchange forward contract, not designated as a hedging instrument, to hedge our exposure associated with assets denominated in British pounds. The forward contract was settled on September 29, 2016

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resulting in a net gain of $0.2 million, which was included in other income (expense), net on our consolidated statement of operations for the year ended March 31, 2017.
Current derivative assets are reported in our consolidated balance sheets in prepaid expenses and other current assets. Current and non-current derivative liabilities are reported in our consolidated balance sheets in accrued and other current liabilities and other long-term liabilities, respectively.
10. EARNINGS PER SHARE
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
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the fiscal years ended March 31, 2018, 2017 and 2016:

	Fiscal Years Ended March 31,
(amounts in thousands, except per share data)	2018	2017	2016
Income from continuing operations	$32,682	$17,800	$23,807
(Loss) income from discontinued operations	(44,564)	(6,729)	1,664
Net (loss) income	$(11,882)	$11,071	$25,471
Weighted average shares:
Common stock	15,671	15,555	15,443
Participating securities	—	218	182
Denominator for basic earnings per common share	15,671	15,773	15,625
Potentially dilutive securities (a)	—	66	50
Denominator for diluted earnings per common share	15,671	15,839	15,675

Basic earnings (loss) per common share:
Continuing operations	$2.09	$1.13	$1.52
Discontinued operations	(2.85)	(0.43)	0.11
Net (loss) income	$(0.76)	$0.70	$1.63

Diluted earnings (loss) per common share:
Continuing operations	$2.09	$1.12	$1.52
Discontinued operations	(2.85)	(0.42)	0.10
Net (loss) income	$(0.76)	$0.70	$1.62

(a)
As a result of the net loss for the year ended March 31, 2018, we excluded 180,906 of unvested Restricted Shares from the calculation of diluted EPS due to their anti-dilutive effect. No shares were excluded as being anti-dilutive for the fiscal years ended March 31, 2017 or 2016.

11. SHAREHOLDERS' EQUITY
On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over the next two years. These shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. During the fiscal year ended March 31, 2018, 26,544 shares were repurchased for an aggregate of $1.2 million. No shares were repurchased prior to the fiscal year ended March 31, 2018.
12. FAIR VALUE MEASUREMENTS
The fair value of interest rate swaps discussed in Note 9 are determined using Level II inputs. The carrying value of our debt, included in Note 8, approximates fair value as it bears interest at floating rates. The carrying amounts of other financial

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments (i.e., cash and cash equivalents, bank time deposits, accounts receivable, net, accounts payable) approximated their fair values at March 31, 2018 and 2017 due to their short-term nature.
The fair values of acquisition-related contingent payments are estimated using Level III inputs. The contingent payment related to the acquisition of the Deacon assets utilized the weighted average probability method using forecasted sales. The most significant factor in the valuation is projected net revenues resulting from sales of Deacon products. The contingent payment related to the acquisition of assets from SureSeal utilized the weighted average probability method using forecasted sales and gross margin. The most significant factor in the valuation was projected net revenues resulting from sales of SureSeal products.
The following table sets forth the changes in fair value of contingent consideration recognized within the selling, general and administrative expenses of our consolidated statements of operations:

(in millions)	Deacon	SureSeal	Total
Balance at April 1, 2016	$0.4	$5.5	$5.9
Change due to accretion	—	0.7	0.7
Change in estimate	(0.4)	0.2	(0.2)
Balance at March 31, 2017	$—	$6.4	$6.4
Change in estimate	—	0.1	0.1
Payment of contingent consideration	—	(6.5)	(6.5)
Balance at March 31, 2018	$—	$—	$—
13. RETIREMENT PLANS
We maintain a frozen qualified defined benefit pension plan (the “Qualified Plan”) that covers certain of our U.S. employees. The Qualified Plan was previously closed to employees hired or re-hired on or after January 1, 2015 and it was also amended to freeze benefit accruals and to modify certain ancillary benefits provided under the Qualified Plan effective as of September 30, 2015. Benefits are based on years of service and an average of the highest five consecutive years of compensation during the last ten years of employment. A remeasurement was performed at September 30, 2015 to reflect the amendment of the Qualified Plan that froze participation and all future benefit accruals. The freeze of the Qualified Plan as of September 30, 2015 required the immediate recognition of a curtailment gain due to the accelerated recognition of all remaining prior service costs (benefits) and the decrease in the projected benefit obligation. The freeze of the Qualified Plan reduced net periodic pension expense for the remainder of fiscal year 2016 based on the remeasurement. The funding policy of the Qualified Plan is to contribute annual amounts that are currently deductible for federal income tax purposes. No contributions were made during the fiscal years ended March 31, 2018, 2017 or 2016.
During the year ended March 31, 2018, we offered lump sum payments to terminated vested participants, representing approximately 16% of our liability. Approximately 67% of those participants accepted the lump sum offer for an aggregate payment of $7.3 million.
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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plans described above (collectively, the "Plans") are presented in aggregate as the impact of the Restoration Plan and Canadian Plan to our consolidated financial position and results of operations is not material.
The following are assumptions related to the Plans:

	March 31,
	2018	2017	2016
Assumptions used to determine benefit obligations:
Discount rate	3.98%	4.23%	4.50%
Rate of compensation increases	3.00%	3.00%	(a)
Assumptions used to determine net pension expense:
Discount rate	4.23%	4.50%	4.25%
Expected return on plan assets	6.18%	6.19%	7.00%
Rate of compensation increases	3.00%	3.00%	(a)

(a)	Rate of compensation increase is no longer relevant to the Qualified Plan or Restoration Plan due to freezing benefit accruals. The rate of compensation increase on the Canadian Plan is 3.0%.
The factors used in determination of these assumptions are described in Note 1.
Net pension (benefit) expense for the Plans was:

	March 31,
(in thousands)	2018	2017	2016
Service cost – benefits earned during the year	$58	$94	$2,069
Interest cost on projected benefit obligation	2,515	2,637	2,739
Expected return on assets	(3,927)	(3,723)	(3,226)
Net amortization and deferral	30	30	9
Settlement expense	339	—	—
Curtailment benefit	—	—	(8,020)
Other adjustment	—	(24)	—
Net pension (benefit) expense	$(985)	$(986)	$(6,429)
The estimated prior service costs and the estimated net loss for the Plans that will be amortized from accumulated other comprehensive loss into pension expense in the fiscal year ended March 31, 2019 is $0 and $28,000, respectively.
The following is a summary of the changes in the Plans' pension obligations:

	March 31,
(in thousands)	2018	2017
Benefit obligation at beginning of year	$61,434	$60,561
Service cost	58	94
Interest cost	2,515	2,637
Actuarial loss	(73)	(2,091)
Benefits paid	(2,299)	(2,514)
Settlements (b)	(7,252)	—
Other adjustment (a)	—	2,815
Currency translation impact	78	(68)
Benefit obligation at end of year	$54,461	$61,434
Accumulated benefit obligation	$54,197	$61,132

(a)	Reflects amounts associated with the plan assets and obligations of the Canadian Plan that were previously omitted from aggregate pension disclosures due to immateriality.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Reflects lump-sum payments to terminated vested participants.
The following is a reconciliation of the Plans' assets:

	March 31,
(in thousands)	2018	2017
Fair value of plan assets at beginning of year	$62,271	$60,878
Actual return on plan assets	2,704	1,523
Benefits paid	(2,193)	(2,420)
Company contributions	80	83
Settlements (b)	(7,252)	—
Other adjustment (a)	—	2,263
Currency translation impact	65	(56)
Fair value of plan assets at end of year	$55,675	$62,271

(a)	Reflects amounts associated with the plan assets and obligations of the Canadian Plan that were previously omitted from aggregate pension disclosures due to immateriality.

(b)	Reflects lump-sum payments to terminated vested participants.
We made no contributions to the Qualified Plan in the fiscal year ended March 31, 2018 and do not expect to make any contributions in the fiscal year ending March 31, 2019. We contributed $0.1 million to the Canadian Plan in the fiscal year ended March 31, 2018 and estimate that our contribution in the fiscal year ending March 31, 2019 will be $0.1 million.
The following summarizes the net pension asset for the Plans:

	March 31,
(in thousands)	2018	2017
Plan assets at fair value	$55,675	$62,271
Benefit obligation	(54,461)	(61,434)
Funded status	$1,214	$837

The following summarizes amounts recognized in the balance sheets for the Plans:

	March 31,
(in thousands)	2018	2017
Noncurrent assets	$3,334	$2,955
Current liabilities	(103)	(654)
Noncurrent liabilities	(2,017)	(1,464)
Funded status	$1,214	$837

The following table presents the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in the benefit obligation:

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,
(in thousands)	2018	2017
Accumulated other comprehensive loss at beginning of year	$(1,901)	$(1,229)
Amortization of net loss	26	17
Amortization of prior service credit	(5)	3
Settlements (b)	232	—
Net loss arising during the year	(762)	(63)
Other adjustment (a)	(107)	(644)
Currency translation impact	(13)	15
Accumulated other comprehensive loss at end of year	$(2,530)	$(1,901)

(a)	For fiscal year ended March 31, 2017, amounts are to recognize an adjustment, net of tax, to accumulated other comprehensive loss associated with the Canadian Plan.

(b)	Reflects impact of lump-sum payments to terminated vested participants.

Amounts recorded in accumulated other comprehensive loss consist of:

	March 31,
(in thousands)	2018	2017
Net prior service cost	$41	$45
Net loss	(2,571)	(1,946)
Accumulated other comprehensive loss	$(2,530)	$(1,901)

The current target allocations for plan assets are 15% – 20% equity securities, 75% – 80% for fixed income securities and 0% – 5% for alternatives. The actual asset allocations for the Plans are as follows:

	March 31,
Asset category	2018	2017
Equity securities	15%	17%
Fixed income securities	79%	78%
Other	5%	4%
Cash and cash equivalents	1%	1%
Total	100%	100%
The Plans' assets, shown below, are presented at fair value, as described in Note 1. The fair values of our Plans' assets were:

	March 31, 2018				March 31, 2017
(in thousands)		Hierarchical Levels				Hierarchical Levels
Asset category	Total	I	II	III	Total	I	II	III
Equity securities (a)	$8,731	$264	$8,467	$—	$10,850	$333	$10,517	$—
Fixed income securities (b)	43,810	—	43,810	—	48,312	—	48,312	—
Other (c)	2,753	424	2,329	—	2,760	493	2,267	—
Cash and cash equivalents	381	381	—	—	349	349	—	—
Total	$55,675	$1,069	$54,606	$—	$62,271	$1,175	$61,096	$—

(a)
This category includes investment in equity securities of large, medium and small companies and equity investments in foreign companies. Mutual funds included in this category are valued using the net asset value per unit as of the valuation date.

(b)	This category includes investments in investment grade fixed income instruments, primarily U.S. government obligations.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)
This category includes investments in commodity linked and real estate funds within the U.S. and investments in funds that invest in a combination of U.S. and non-U.S. equity and Canadian fixed income securities.

The following table summarizes the expected cash benefit payments for the Plans for fiscal years ending March 31 (in millions):

2019	$2.6
2020	2.7
2021	2.8
2022	2.9
2023	3.0
Thereafter	15.9
Defined Contribution Plan
Effective October 1, 2015, we began to sponsor a defined contribution plan covering substantially all of our U.S. employees. Employees may contribute to this plan, and these contributions are matched by us up to 6.0% of eligible earnings. Additionally, we contribute 3.0% of eligible earnings to employees regardless of their level of participation in the plan, which is discretionary and subject to adjustment based on profitability. Effective January 1, 2017, the 3.0% discretionary contribution is contributed following the end of the calendar year. Contributions to the defined contribution plan were $3.6 million and $3.3 million for the years ended March 31, 2018 and 2017, respectively.
Employee Stock Ownership Plan
We sponsor a qualified, non-leveraged employee stock ownership plan (“ESOP”) in which domestic employees are eligible to participate following the completion of one year of service. The ESOP provides annual discretionary contributions of up to the maximum amount that is deductible under the Internal Revenue Code. Contributions to the ESOP are invested in our common stock. A participant’s interest in contributions to the ESOP fully vests after three years of credited service or upon retirement, permanent disability (each, as defined in the plan document) or death.
We recorded total contributions to the ESOP of $1.6 million, $2.1 million and $1.6 million during the fiscal years ended March 31, 2018, 2017 and 2016, respectively, based on performance in the prior fiscal year. During the fiscal year ended March 31, 2018, $1.5 million was recorded to expense based on performance in the fiscal year ended March 31, 2018 and is expected to be contributed to the ESOP for the during the fiscal year ending March 31, 2019.
The ESOP held 0 and 597,434 shares of Capital Southwest common stock as of March 31, 2018 and 2017, respectively. The ESOP held 850,940 and 907,748 shares of CSWI common stock as of March 31, 2018 and 2017, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES
Income from continuing operations before income taxes was comprised of the following (in thousands):

	March 31,
	2018	2017	2016
U.S. Federal	$42,898	$29,525	$39,727
Foreign	5,349	2,635	3,246
Income before income taxes	$48,247	$32,160	$42,973
Income tax expense consists of the following (in thousands):

For the year ended:	Current	Deferred	Total
March 31, 2018
U.S. Federal	$9,083	$1,915	$10,998
State and local	3,281	398	3,679
Foreign	1,303	(415)	888
Provision for income taxes	$13,667	$1,898	$15,565
March 31, 2017
U.S. Federal	$8,313	$3,384	$11,697
State and local	1,726	417	2,143
Foreign	1,201	(681)	520
Provision for income taxes	$11,240	$3,120	$14,360
March 31, 2016
U.S. Federal	$9,560	$7,645	$17,205
State and local	1,348	(127)	1,221
Foreign	914	(174)	740
Provision for income taxes	$11,822	$7,344	$19,166
Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 31.5% to income from continuing operations before income taxes as a result of the following (in thousands):

	March 31,
	2018	2017	2016
Computed tax expense at statutory rate	$15,198	$11,256	$15,041
Increase (reduction) in income taxes resulting from:
Uncertain tax positions	269	1,593	1,277
State and local income taxes, net of federal benefits	1,304	1,529	1,049
Domestic production activity deduction	(1,238)	(545)	(420)
Other permanent differences	(520)	646	1,373
Foreign rate differential	(414)	(444)	(642)
Impact of reduction of federal tax rate	(1,011)	—	(107)
Federal Repatriation Tax, net of tax credit	1,891	—	—
Other, net	86	325	1,595
Provision for income taxes continuing operations	$15,565	$14,360	$19,166
The effective tax rates for the fiscal years ended March 31, 2018, 2017 and 2016 were 32.3%, 44.7% and 44.6%, respectively. The current year tax rate was lower, compared to the prior years, as a result of a decrease in the federal statutory rate, the release of FIN 48 for state voluntary disclosure agreements and a decrease in state and local income taxes. Other items impacting the

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective tax rate include federal repatriation tax under the new U.S. tax reform and an increase in the domestic production activity deduction.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below (in thousands):

	March 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$106	$2
Net operating loss carryforwards	167	565
Inventory reserves	837	1,876
Pension and other employee benefits	863	3,289
Accrued compensation	1,693	2,621
Impairment	10,933	—
Other, net	883	1,485
Deferred tax assets	15,482	9,838
Valuation allowance	(64)	(107)
Deferred tax assets, net of valuation allowance	15,418	9,731
Deferred tax liabilities:
Property, plant and equipment	$(4,913)	$(6,719)
Goodwill and intangible assets	(4,465)	(5,313)
Deferred gain	(461)	(783)
Other, net	(303)	(6)
Deferred tax liabilities	(10,142)	(12,821)
Net deferred tax assets (liabilities)	$5,276	$(3,090)
As of March 31, 2018 and 2017, we had $0.2 million and $0.6 million, respectively, in tax effected net operating loss carryforwards. Net operating loss carryforwards will expire in periods beyond the next 5 years.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	March 31,
	2018	2017
Balance at beginning of year	$2,025	$900
Increases related to prior year tax positions	316	916
Increases related to current year tax positions	284	730
Settlement	(746)	(521)
Balance at end of year	$1,879	$2,025
We have accrued interest and penalties on uncertain tax positions of $0.1 million and $0.2 million, respectively, for the year ended March 31, 2018 and $0.2 million and $0.2 million, respectively, for the years ended March 31, 2017 and 2016. We are currently under examination for the fiscal year ended March 31, 2016 for U.S. federal income taxes. We are not under examination by any U.S. state income taxing authority. Our federal income tax returns for the year ended September 30, 2015 and subsequent years remain subject to examination.  Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended September 30, 2015 and subsequent years.
15. RELATED PARTY TRANSACTIONS
We paid $0.1 million in consulting fees in each of the fiscal years ended March 31, 2018, 2017 and 2016 to a company owned by a member of our board of directors. The consulting agreement under which these fees were paid was terminated effective March 31, 2018.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We paid $0.0, $0.0 and $0.2 million in management fees for the fiscal years ended March 31, 2018, 2017 and 2016, respectively, to a management company subsidiary of Capital Southwest for services rendered during each respective fiscal year. These amounts are presented in selling, general and administrative expenses in the consolidated statements of operations, and payments ceased in connection with the Share Distribution.
We paid $0.0, $0.0 and $0.3 million in dividends to Capital Southwest during the fiscal years ended March 31, 2018, 2017 and 2016, respectively. Dividends paid in the fiscal year ended March 31, 2016 were paid prior to the Share Distribution, as Capital Southwest was our sole shareholder until the Share Distribution.
As of fiscal year ended March 31, 2018 and 2017, 0 and 597,434 shares, respectively, of Capital Southwest stock were held under our ESOP.
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
In general, following the Share Distribution, we are responsible for all employment and benefit-related obligations and liabilities related to those individuals employed by Capital Southwest or one of the contributed businesses prior to the Share Distribution and whose employment was transferred to us in connection with the Share Distribution. In general, Capital Southwest is responsible for any employment and benefit-related obligations and liabilities of any employees who continue to be employees of Capital Southwest following the Share Distribution. The term of the Employee Matters Agreement is perpetual, unless the agreement is terminated by mutual consent of both parties.
16. CONTINGENCIES
From time to time, we are involved in various claims and legal actions which arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands).

	Fiscal Years Ended March 31,
	2018	2017
Currency translation adjustments:
Balance at beginning of period	$(8,132)	$(5,248)
Adjustments for foreign currency translation	3,295	(2,884)
Balance at end of period	$(4,837)	$(8,132)
Interest rate swaps:
Balance at beginning of period	$(402)	$(1,221)
Unrealized gains, net of taxes of $(67) and $(261), respectively (a)	193	485
Reclassification of losses included in interest expense, net of taxes of $(34) and $(180), respectively	101	334
Other comprehensive income	294	819
Balance at end of period	$(108)	$(402)
Defined benefit plans:
Balance at beginning of period	$(1,901)	$(1,229)
Amortization of net prior service benefit, net of taxes of $2 and $(2), respectively (b)	(5)	3
Amortization of net loss, net of taxes of $(12) and $(7), respectively (b)	26	17
Net loss arising during the year, net of taxes of $347 and $42, respectively	(762)	(63)
Settlement recognition, net of taxes of $107 and $0, respectively	232	—
Other adjustment, net of taxes of $0 and $276, respectively (c)	(107)	(644)
Currency translation impact	(13)	15
Other comprehensive loss	(629)	(672)
Balance at end of period	$(2,530)	$(1,901)

(a)
Unrealized gains are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of less than $0.1 million, net of deferred taxes, over the next twelve months related to a designated cash flow hedge based on its fair value as of March 31, 2018.

(b)
Amortization of prior service costs and actuarial losses out of accumulated other comprehensive loss are included in the computation of net periodic pension expense. See Note 13 for additional information.

(c)
The other adjustment as of March 31, 2018, relates to the change in the effective tax rate. The other adjustment for the fiscal year ended March 31, 2017 was to recognize an adjustment, net of tax, to accumulated other comprehensive income associated with the Canadian Plan.

18. SEGMENTS
As described in Note 1, we conduct our operations through two business segments:

•	Industrial Products; and

•	Specialty Chemicals.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the financial information of our reporting segments reconciled to the amounts reported in the consolidated financial statements (in thousands). Historical segment information has been retrospectively adjusted to reflect the decision to divest the Coatings business.

Year ended March 31, 2018
	Industrial Products	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$186,483	$139,735	$326,218	$4	$326,222
Operating income	43,984	18,427	62,411	(11,697)	50,714
Depreciation and amortization	7,586	6,679	14,265	668	14,933

Year ended March 31, 2017
	Industrial Products	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$158,654	$128,714	$287,368	$92	$287,460
Operating income	32,893	13,508	46,401	(13,275)	33,126
Depreciation and amortization	6,963	6,418	13,381	373	13,754

Year ended March 31, 2016
	Industrial Products	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
Revenues, net	$138,594	$128,051	$266,645	$272	$266,917
Operating income	31,075	22,110	53,185	(6,990)	46,195
Depreciation and amortization	6,530	5,140	11,670	68	11,738
During the year ended March 31, 2018, we recorded restructuring charges of $0.2 million in our Industrial Products segment. As noted in Note 1, the program was complete as of March 31, 2018. During the year ended March 31, 2017, we recorded restructuring charges of $0.4 million in our Industrial Products segment.
During the year ended March 31, 2016, we recorded pension plan curtailment benefits of $3.2 million and $4.8 million in our Industrial Products and Specialty Chemicals segments, respectively.

Total Assets
	Industrial Products	Specialty Chemicals	Subtotal – Reportable Segments	Eliminations and Other	Total
March 31, 2018	$170,847	$143,733	$314,580	$26,236	$340,816
March 31, 2017	171,147	208,126	379,273	19,154	398,427
March 31, 2016	154,583	227,166	381,749	10,922	392,671
Geographic information – We attribute sales to different geographic areas based on the destination of the product or service delivery. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes. No individual country, except for the U.S., accounted for more than 10% of consolidated net revenues or total long-lived assets.
Sales and long-lived assets by geographic area are as follows (in thousands, except percent data):

	For the Years Ended March 31,
	2018		2017		2016
U.S.	$268,201	82.2%	$239,657	83.4%	$205,027	76.8%
Non-U.S. (a)	58,021	17.8%	47,803	16.6%	61,890	23.2%
Revenues, net	$326,222	100.0%	$287,460	100.0%	$266,917	100.0%

(a)	No individual country within this group represents 10% or more of consolidated totals for any period presented.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31,
	2018		2017		2016
U.S.	$178,010	86.6%	$185,472	87.1%	$180,148	93.3%
Non-U.S.	27,603	13.4%	27,526	12.9%	12,990	6.7%
Long-lived assets (a)	$205,613	100.0%	$212,998	100.0%	$193,138	100.0%

(a)	Long-lived assets consist primarily of property, plant and equipment, intangible assets, goodwill and other assets, net of deferred taxes.
Major customer information – We have a large number of customers across our locations and do not believe that we have sales to any individual customer that represented 10% or more of consolidated net revenues for any of the fiscal years presented.
19. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents a summary of the unaudited quarterly data for the fiscal years ended March 31, 2018 and 2017 (amounts in millions, except per share data):

	Fiscal Year Ended March 31, 2018
Quarter	4th	3rd	2nd	1st
Revenues, net	$83.5	$69.0	$84.4	$89.3
Gross profit	36.1	30.2	39.7	41.9
Income before income taxes	9.8	7.8	14.5	16.1
Income from continuing operations	10.6	2.6	9.2	10.3
Loss from discontinued operations	(4.3)	(36.7)	(1.8)	(1.8)
Net income (loss)	6.3	(34.0)	7.3	8.5
Basic earnings (loss) per common share (a):
Continuing operations	$0.68	$0.17	$0.58	$0.65
Discontinued operations	(0.28)	(2.34)	(0.12)	(0.12)
Net income (loss)	$0.40	$(2.17)	$0.46	$0.53

Diluted earnings (loss) per common share (a):
Continuing operations	$0.68	$0.17	$0.57	$0.65
Discontinued operations	(0.28)	(2.34)	(0.11)	(0.12)
Net income (loss)	$0.40	$(2.17)	$0.46	$0.53

	Fiscal Year Ended March 31, 2017
Quarter	4th	3rd	2nd	1st
Revenues, net	$76.4	$65.3	$70.9	$74.9
Gross profit	30.4	27.4	34.9	36.2
Income before income taxes	5.8	5.0	12.5	8.9
Income from continuing operations	3.3	1.9	7.3	5.3
Loss from discontinued operations	(0.5)	(1.5)	(3.5)	(1.2)
Net income (loss)	2.8	0.4	3.8	4.1
Basic earnings (loss) per common share (a):
Continuing operations	$0.21	$0.12	$0.47	$0.34
Discontinued operations	(0.04)	(0.09)	(0.23)	(0.08)
Net income	$0.17	$0.03	$0.24	$0.26

Diluted earnings (loss) per common share (a):
Continuing operations	$0.21	$0.12	$0.47	$0.33
Discontinued operations	(0.04)	(0.09)	(0.23)	(0.07)
Net income	$0.17	$0.03	$0.24	$0.26

(a)
Net earnings per common share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant pre-tax adjustments recorded in the quarter ended March 31, 2018 included severance for our chief operating officer ($0.4 million). Significant pre-tax adjustments recorded in the fourth quarter ended March 31, 2017 included restructuring and realignment ($3.4 million), implementation costs related to design of our internal controls framework ($0.5 million), transaction costs incurred related to our acquisition of Greco ($0.4 million) and trademark impairments ($0.2 million).
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
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
In connection with the preparation of this Annual Report on Form 10-K ("Annual Report") for the year ended March 31, 2018, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018 as required by Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
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
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of March 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of March 31, 2018, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of March 31, 2018, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2018, and our report dated May 30, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Dallas, Texas
May 30, 2018

ITEM 9B: OTHER INFORMATION
None

PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2018.
ITEM 11: EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2018.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2018.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2018.
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2018.
PART IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	31
CSW Industrials, Inc. Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2018 and 2017	33
For each of the three years in the period ended March 31, 2018:
Consolidated Statements of Operations	34
Consolidated Statements of Comprehensive (Loss) Income	34
Consolidated Statements of Equity	35
Consolidated Statements of Cash Flows	36
Notes to Consolidated Financial Statements	39
(2) Financial Statement Schedules
None.
(3) Exhibits

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 16, 2017)
3.2	Amended and Restated Bylaws of the Company, adopted and effective August 15, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on August 16, 2017)
10.1	Tax Matters Agreement dated September 8, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10, filed on September 9, 2015)
10.2
First Amended and Restated Credit Agreement, dated as of September 15, 2017, by and among CSW Industrials Holdings, Inc., Whitmore Manufacturing, LLC, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2017)

10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed on August 28, 2015)
10.4
Amended and Restated CSW Industrials, Inc. 2015 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 12, 2016) +

10.5
Employment agreement by and between CSW Industrials, Inc. and Joseph Armes, dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +

10.6	Form of Employee Restricted Stock Award Agreement (time vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +
10.7	Form of Employee Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)+
10.8	Form of Employee Restricted Stock Award Agreement (performance vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +
10.9	Form of Employee Time Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)+
10.10	Form of Employee Performance Share Award Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed on June 14, 2017) +
10.11	Form of Non-Employee Director Restricted Stock Award (time vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +
10.12	Form of Non-Employee Director Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)+
10.13
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

10.15	Form of Restricted Share Award Agreement (replacement award agreement) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +
10.16
Form of Non-Qualified Stock Option Right Award Agreement (executive compensation plan – replacement award agreement) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +

10.17
Form of Restricted Share Award Agreement (executive compensation plan – replacement award agreement) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +

10.18	CSW Industrials, Inc. Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016) +
21.1*	List of subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Management contracts and compensatory plans required to be filed as exhibits to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 30, 2018	CSW INDUSTRIALS, INC.

	By:	/s/ Joseph B. Armes
Joseph B. Armes
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph B. Armes	Chief Executive Officer	May 30, 2018
Joseph B. Armes	(Principal Executive Officer)

/s/ Greggory W. Branning	Chief Financial Officer	May 30, 2018
Greggory W. Branning	(Principal Financial and Accounting Officer)

/s/ Michael R. Gambrell	Director	May 30, 2018
Michael R. Gambrell

/s/ Terry L. Johnston	Director	May 30, 2018
Terry L. Johnston

/s/ Linda A. Livingstone	Director	May 30, 2018
Linda A. Livingstone, Ph.D.

/s/ William F. Quinn	Director	May 30, 2018
William F. Quinn

/s/ Robert M. Swartz	Director	May 30, 2018
Robert M. Swartz

/s/ J. Kent Sweezey	Director	May 30, 2018
J. Kent Sweezey