Form 10-Q
period 2018-06-30
CSW INDUSTRIALS, INC.
filed 2018-08-01
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018
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
_____________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 25, 2018, there were 15,716,333 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2018 and 2017 (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017 (unaudited)	3
	Notes to the Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	23
SIGNATURES		25
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

1

PART I — FINANCIAL INFORMATION
CSW INDUSTRIALS, INC.
Item 1. Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2018	2017
Revenues, net	$89,578	$89,299
Cost of revenues	(47,490)	(47,426)
Gross profit	42,088	41,873
Selling, general and administrative expenses	(24,344)	(25,202)
Operating income	17,744	16,671
Interest expense, net	(384)	(631)
Other income	738	18
Income before income taxes	18,098	16,058
Provision for income taxes	(4,091)	(5,771)
Income from continuing operations	14,007	10,287
Loss from discontinued operations, net of tax	(2,331)	(1,773)
Net income	$11,676	$8,514

Basic earnings per common share:
Continuing operations	$0.89	$0.65
Discontinued operations	(0.15)	(0.12)
Net income	$0.74	$0.53

Diluted earnings per common share:
Continuing operations	$0.88	$0.65
Discontinued operations	(0.15)	(0.12)
Net income	$0.73	$0.53

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE  INCOME
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2018	2017
Net income	$11,676	$8,514
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,397)	1,676
Cash flow hedging activity, net of taxes of $(11) and $131, respectively	42	(41)
Pension and other post retirement effects, net of taxes of $(5) and $(1), respectively	20	(9)
Other comprehensive (loss) income	(1,335)	1,626
Comprehensive income	$10,341	$10,140

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	March 31, 2018
(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,983	$11,706
Accounts receivable, net of allowance for doubtful accounts of $999 and $1,015, respectively	65,555	63,383
Inventories, net	46,335	42,974
Prepaid expenses and other current assets	5,044	7,077
Current assets, discontinued operations	2,193	2,427
Total current assets	130,110	127,567
Property, plant and equipment, net of accumulated depreciation of $62,222 and $61,967, respectively	53,437	54,473
Goodwill	81,334	81,764
Intangible assets, net	51,122	53,054
Other assets	22,876	23,958
Total assets	$338,879	$340,816
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,273	$16,826
Accrued and other current liabilities	23,038	23,501
Current portion of long-term debt	561	561
Current liabilities, discontinued operations	3,467	3,966
Total current liabilities	45,339	44,854
Long-term debt	19,319	23,459
Retirement benefits payable	1,941	2,017
Other long-term liabilities	4,671	4,721
Total liabilities	71,270	75,051
Equity:
Common shares, $0.01 par value	158	158
Shares authorized – 50,000
Shares issued – 15,948 and 15,957, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized – 10,000
Shares issued – 0
Additional paid-in capital	43,613	42,684
Treasury shares, at cost – 229 and 80 shares, respectively	(10,754)	(3,252)
Retained earnings	243,402	233,650
Accumulated other comprehensive loss	(8,810)	(7,475)
Total equity	267,609	265,765
Total liabilities and equity	$338,879	$340,816

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$11,676	$8,514
Less: Loss from discontinued operations, net of tax	(2,331)	(1,773)
Income from continuing operations	14,007	10,287
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	1,925	1,866
Amortization of intangible and other assets	1,636	1,807
Provision for inventory reserves	740	20
Share-based and other executive compensation	929	1,017
Net (gain) loss on sales of assets	(2,922)	105
Net pension benefit	(106)	(319)
Net deferred taxes	147	1,443
Changes in operating assets and liabilities:
Accounts receivable, net	(2,405)	(7,386)
Inventories, net	(3,333)	(298)
Prepaid expenses and other current assets	2,022	764
Other assets	(27)	6
Accounts payable and other current liabilities	(719)	4,595
Retirement benefits payable and other liabilities	(53)	95
Net cash provided by operating activities from continuing operations	11,841	14,002
Net cash used in operating activities from discontinued operations	(2,894)	(3,553)
Net cash provided by operating activities	8,947	10,449
Cash flows from investing activities:
Capital expenditures	(1,489)	(1,656)
Proceeds from sale of assets held for investment	278	—
Proceeds from sale of assets	3,230	1
Net change in bank time deposits	—	(5)
Cash paid for acquisitions	—	(44)
Net cash provided by (used in) investing activities from continuing operations	2,019	(1,704)
Net cash provided by (used in) investing activities from discontinued operations	297	(645)
Net cash provided by (used in) investing activities	2,316	(2,349)
Cash flows from financing activities:
Repayments of lines of credit	(4,140)	(6,015)
Purchase of treasury shares	(7,502)	(10)
Net cash used in financing activities	(11,642)	(6,025)
Effect of exchange rate changes on cash and cash equivalents	(344)	705
Net change in cash and cash equivalents	(723)	2,780
Cash and cash equivalents, beginning of period	11,706	23,146
Cash and cash equivalents, end of period	$10,983	$25,926

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES
CSW Industrials, Inc. (“CSWI,” the “Company,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating and air conditioning (“HVAC”) and refrigeration applications, sealants and high-performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5® thread sealants, KOPR KOTE® anti-seize lubricants, KATS® Coatings, Jet-Lube Extreme®, SmokeGuard®, Safe-T-Switch® condensate overflow shutoff devices, Mighty Bracket™, Balco®, Whitmore®, Air Sentry® breathers, Oil Safe®, Deacon® high temperature sealants, AC Leak Freeze® to stop refrigerant leaks and Greco Aluminum Railings®. Our products are well known in the specific markets we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC, architecturally-specified building products, industrial, plumbing, energy, rail, mining and other general industrial markets.
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (“Quarterly Report”) include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of June 30, 2018, and the results of operations for the three month periods ended June 30, 2018 and 2017. All adjustments are of a normal, recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Where applicable, prior period information has been updated to conform to current year presentation.
The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CSWI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “Annual Report”).
Discontinued Operations
During the fiscal quarter ended December 31, 2017, we committed to a plan to divest our Strathmore Products business (the "Coatings business"). This determination resulted in the reclassification of the assets and liabilities comprising that business to assets held-for-sale, and a corresponding adjustment to our condensed consolidated statements of income to reflect discontinued operations for all periods presented.
Restructuring
During the fiscal year ended March 31, 2017, we initiated a restructuring program related to our Industrial Products segment. The program was initiated in response to excess capacity, which caused us to perform a facility rationalization analysis. The restructuring program is complete and no additional costs are expected to be incurred. There were other restructuring costs in the prior year, which are now presented as part of discontinued operations. Restructuring charges are as follows (in thousands):

	Severance/ Retention	Asset Write- down	Other (a)	Total
Three Months Ended June 30, 2017
Cost of revenues	$—	$69	$163	$232
Selling, general and administrative	—	—	—	—
Total	$—	$69	$163	$232

Inception to Date Restructuring Charges
Cost of revenues	$291	$69	$496	$856
Selling, general and administrative	—	—	—	—
Total	$291	$69	$496	$856

(a) Other consisted of moving costs related to relocation of manufacturing activities, recruiting fees to increase staff in locations where production is being relocated and duplicate and inefficient labor incurred during the transition and relocation. The charges were expensed as incurred.
Accounting Policies
We have consistently applied the accounting policies described in our Annual Report in preparing these condensed consolidated financial statements. We have not made any changes in significant accounting policies disclosed in the Annual Report, with the exception of the revenue recognition policy described below as a result of adopting Accounting Standards Update ("ASU") 2014-09.
Revenue Recognition- We recognize revenues to depict the transfer of control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Refer to Note 16 for further discussion. We recognize revenue when all of the following criteria have been met: (i) a contract with a customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price to the customer has been allocated to the performance obligations, and (v) performance obligations are satisfied, which are more fully described below.
(i) We identify a contract with a customer when a sales agreement indicates approval and commitment of the parties; identifies the rights of the parties; identifies the payment terms; has commercial substance; and it is probable that we will collect the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer. In most instances, our contract with a customer is the customer's purchase order. For certain customers, we may also enter into a sales agreement which outlines a framework of terms and conditions which apply to all future and subsequent purchase orders for that customer. In these situations, our contract with the customer is both the sales agreement and the specific customer purchase order. Because our contract with a customer is typically for a single transaction or customer purchase order, the duration of the contract is one year or less. As a result, we have elected to apply certain practical expedients and, as permitted by the Financial Accounting Standards Board ("FASB"), omit certain disclosures of remaining performance obligations for contracts that have an initial term of one year or less.
(ii)  We identify performance obligations in a contract for each promised good or service that is separately identifiable from other promises in the contract and for which the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer. Goods and services provided to our customers that are deemed immaterial are included with other performance obligations.
(iii) We determine the transaction price as the amount of consideration we expect to be entitled to in exchange for fulfilling the performance obligations, including the effects of any variable consideration.
(iv) For any contracts that have more than one performance obligation, we allocate the transaction price to each performance obligation in an amount that depicts the amount of consideration to which we expect to be entitled in exchange for satisfying each performance obligation. We have excluded disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less as the majority of our contracts are short-term in nature with a term of one year or less.
(v) We recognize revenue when, or as, we satisfy the performance obligation in a contract by transferring control of a promised good or service to the customer.
We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer. As such, we present revenue net of sales and other similar taxes. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues. Costs to obtain a contract, which include sales commissions recorded in selling, general and administrative expense, are expensed when incurred as the amortization period is one year or less. We do not have customer contracts that include significant financing components. Our contract assets and liabilities are immaterial. As amounts are immaterial to consolidated results, we have excluded this disclosure.
Accounting Developments
Pronouncements Implemented
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which was been subsequently amended with additional ASUs including ASU No. 2016-12, issued in May 2016, and ASU No. 2016-20, issued in December 2016. ASU No. 2014-09, as amended, supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On April 1, 2018, we adopted the new revenue standard using the modified retrospective method for transition, applying the guidance to those contracts which were not completed as of that date. In accordance with our method of transition, we calculated the cumulative effect of the changes made to our condensed consolidated balance sheet and recorded a cumulative effect adjustment to decrease retained earnings by $0.7 million, mostly associated with transition of contracts with revenue previously recognized under the percentage of completion ("POC") method of revenue recognition. We have modified our accounting policies to support compliance with the standard requirements. Revenue recognition and related financial information for this Quarterly Report are based on the requirements of Accounting Standards Codification ("ASC") Topic 606. Accordingly, periods prior to April 1, 2018 are presented in accordance with ASC Topic 605. Refer to Note 16 for a discussion on our adoption of ASC Topic 606.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments," which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. We adopted this standard effective April 1, 2018. This standard did not have an impact on our consolidated statement of cash flows as cash receipts and payments presented do not have aspects of more than one class of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," to improve the accounting for the income tax consequences arising from these types of transfers. This ASU aligns the recognition of the income tax consequences with International Financial Reporting Standards. Specifically, International Accounting Standards No. 12, "Income Taxes," requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. We adopted this standard effective April 1, 2018. The resulting impact was a reduction of opening retained earnings of $1.4 million.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard effective April 1, 2018. This standard did not have an impact on our consolidated statement of cash flows as we do not have any restricted cash or restricted cash equivalents.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU require that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. We adopted this standard effective April 1, 2018.  This standard did not have an impact on our financial position or results of operations as we did not have any acquisitions or dispositions during the quarter ended June 30, 2018.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the statement of income and allow only the service cost component of net benefit cost to be eligible for capitalization. We adopted this standard effective April 1, 2018 on a retrospective basis. The adoption of this ASU had no impact on our financial condition or results of operations, except for reclassification of costs within the income statement. Refer to Note 12 for details of the impact of the adoption of this ASU.
On December 22, 2017, the President of the U.S. signed new tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act significantly changes U.S. income tax law, including reduction of the corporate income tax rate to 21%, creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), broadening of the tax base and allowing for immediate capital expensing of certain qualified property. It also requires companies to pay minimum taxes on foreign earnings and subjects certain payments from corporations to foreign related parties to additional taxes. ASC 740, “Accounting for Income Taxes,” requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Certain key aspects of the new law were effective January 1, 2018 and were accounted for during the fiscal year ended March 31, 2018. Other significant provisions became effective April 1, 2018 for March 31 fiscal year end clients, and will be accounted for in the fiscal year ending March 31, 2019. Some of the changes effective for the year ending March 31, 2019 include, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed provisions ("GILTI"), and a deduction for foreign-derived intangible income ("FDII").
The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. In accordance with SAB 118, we recorded provisional amounts reflecting the impact of the Tax Act in our consolidated financial statements and related disclosures as of March 31, 2018. As of March 31, 2018, we recorded $1.9 million related to the deemed repatriation. However, the final impact of the deemed repatriation tax computation is still open due to finalization of the earnings and profits of our foreign subsidiaries, as well as our evaluation of certain elections and guidance. We expect to complete our evaluation upon the filing of our federal and state tax returns, during the third quarter of the fiscal year ending March 31, 2019.
The Tax Act subjects us to GILTI earned by certain of our foreign subsidiaries. In general, this income will effectively be taxed at a 10.5% tax rate reduced by any available current year foreign tax credits. This provision was effective for taxable years beginning after December 31, 2017. Under U.S. GAAP, we are allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method") or (2) factoring such amounts into measurement of our deferred taxes (the "deferred method"). We have not yet adopted either accounting policy because we have not completed our analysis of this provision. We recorded tax expense of $0.5 million excluding credits related to GILTI tax related to current year operations in our estimated annual effective tax rate. Because we are still evaluating the GILTI provisions and performing our analysis of future taxable income that is subject to GILTI, we have not provided for additional GILTI tax on deferred items.
The Tax Act allows a domestic corporation an immediate deduction in U.S. taxable income for a portion of its  FDII. The amount of the deduction will depend in part on our U.S. taxable income. The FDII deduction will be available for the current fiscal year ending March 31, 2019. We recorded a tax benefit of $0.8 million for the FDII deduction related to the current year operations in our estimated annual effective tax rate.
Pronouncements Not Yet Implemented
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is permitted with certain practical expedients. Early adoption is permitted. We have initiated the process of evaluating critical components of this new guidance and the potential impact that the guidance will have on our financial position, results of operations and cash flows, which includes review of our leasing contracts and selection of a software tool. The impact of adoption on our financial position, results of operations and cash flows will be available when the software implementation is complete.
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
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted improvements of Accounting for Hedging Activities." The purpose of this ASU is to better align a company's risk management activities and financial reporting for hedging relationships. Additionally, the ASU simplifies the hedge accounting requirements and improve the disclosures of hedging arrangements. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We do not expect adoption of this ASU to have a material impact on our consolidated financial condition or results of operations.
In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact of this ASU on our consolidated financial condition and results of operations.
2. DISCONTINUED OPERATIONS
On July 31, 2018, we consummated a sale of assets related to our Coatings business, which was previously classified as held for sale and presented as discontinued operations, to an unrelated third party. The terms of the transaction are not disclosed due to immateriality.
During the quarter ended December 31, 2017, we commenced a sale process to divest our Coatings business to allow us to focus resources on our core growth platforms. Our Coatings business manufactures specialized industrial coating products including urethanes, epoxies, acrylics and alkyds. The Coatings business meets the held-for-sale criteria under ASC 360, "Property, Plant and Equipment", and accordingly we classified and accounted for the assets and liabilities of the Coatings business as held-for-sale in the accompanying condensed consolidated balance sheets as discontinued operations, net of tax in the accompanying condensed consolidated statements of income and cash flows. We estimated that the fair value of the business was less than carrying value at December 31, 2017, resulting in a $46.0 million impairment charge. We completed an initial assessment of the assets and liabilities of the Coatings business and recorded the impairment based on our best estimates as of the date of issuance of financial results for the quarter ended December 31, 2017.
Summarized selected financial information for the Coatings business for the three month periods ended June 30, 2018 and 2017, is presented in the following table:

	Three Months Ended June 30,
	2018	2017
Revenues, net	$3,365	$8,728
Loss from discontinued operations before income taxes	(3,080)	(2,738)
Income tax benefit	749	965
Loss from discontinued operations, net	$(2,331)	$(1,773)

The assets and liabilities of discontinued operations are stated separately as of June 30, 2018 and March 31, 2018, in the condensed consolidated balance sheets and are comprised of the following items:

	June 30, 2018	March 31, 2018
Assets
Accounts receivable, net	$2,104	$2,259
Prepaid expenses and other current assets (1)	89	168
Total current assets	$2,193	$2,427

Liabilities
Accounts payable, accrued and other expenses	$3,467	$3,966

Long-term assets were impaired at the time of classification of the Coatings business to held-for-sale.

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
3. INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2018	March 31, 2018
Raw materials and supplies	$22,460	$21,855
Work in process	5,364	3,756
Finished goods	26,422	24,561
Total inventories	54,246	50,172
Less: LIFO reserve	(5,511)	(5,511)
Less: Obsolescence reserve	(2,400)	(1,687)
Inventories, net	$46,335	$42,974

4. INTANGIBLE ASSETS
The following table provides information about our intangible assets (in thousands, except years):

		June 30, 2018		March 31, 2018
	Wtd Avg Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Years)
Finite-lived intangible assets:
Patents	11	$9,438	$(5,719)	$9,489	$(5,564)
Customer lists and amortized trademarks	12	57,703	(25,794)	58,161	(24,812)
Non-compete agreements	5	1,699	(838)	1,713	(762)
Other	10	5,015	(1,709)	5,016	(1,529)
		$73,855	$(34,060)	$74,379	$(32,667)
Trade names and trademarks not being amortized		$11,327	$—	$11,342	$—

Amortization expense for the three month periods ended June 30, 2018 and 2017, was $1.6 million and $1.8 million, respectively. The following table shows the estimated future amortization for intangible assets as of June 30, 2018, for the remainder of the current fiscal year and the next five years ending March 31 (in thousands):

2019	$4,183
2020	6,220
2021	6,213
2022	6,185
2023	6,019
2024	5,944

5. SPIN-OFF EXECUTIVE COMPENSATION
Refer to Note 5 of our consolidated financial statements included in our Annual Report for a description of the Spin-Off Executive Compensation Plan as part of our prior spin-off transaction.
As of December 31, 2017, all awards under the Spin-Off Executive Compensation Plan were fully vested. As such, no executive compensation expense for the cash incentive payments for Joseph Armes, our President and CEO, was recorded during the three months ended June 30, 2018. During the three months ended June 30, 2017, we recorded executive compensation expense under the Spin-Off Executive Compensation Plan of $0.2 million for cash incentives and total stock compensation expense of $0.1 million for Mr. Armes.
6. SHARE-BASED COMPENSATION
 Refer to Note 6 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of June 30, 2018, 909,872 shares were available for issuance under the 2015 Plan.
We recorded share-based compensation as follows for the three month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$16	$913	$929
Related income tax benefit	(2)	(200)	(202)
Net share-based compensation expense	$14	$713	$727

	Three Months Ended June 30, 2017
	Stock Options	Restricted Shares	Total
Share-based compensation expense	$54	$791	$845
Related income tax benefit	(16)	(280)	(296)
Net share-based compensation expense	$38	$511	$549

Stock option activity was as follows:

	Three Months Ended June 30, 2018
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(in millions)
Outstanding at April 1, 2018	231,717	$25.12
Exercised	—	—
Canceled	—	—
Outstanding at June 30, 2018	231,717	$25.12	6.0	$6.4
Exercisable at June 30, 2018	219,767	$25.14	6.0	$6.1

At June 30, 2018, we had an immaterial amount of unrecognized compensation cost related to non-vested stock options, which will be amortized into net income over the remaining weighted average vesting period of less than one year. No options were granted or vested during the three month periods ended June 30, 2018 and 2017.
Restricted share activity was as follows:

	Three Months Ended June 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2018	215,019	$37.41
Granted	28,771	59.32
Vested	(11,552)	31.16
Canceled	(9,184)	34.67
Outstanding at June 30, 2018	223,054	$40.67

During the restriction period, the holders of restricted shares are entitled to vote and, except for conversion awards issued under the Spin-Off Executive Compensation Plan (as discussed in Note 5 to our consolidated financial statements included in our Annual Report) receive dividends. At June 30, 2018, we had unrecognized compensation cost related to unvested restricted shares of $5.9 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.0 years. The total fair value of restricted shares granted and vested during three months ended June 30, 2018 was $1.7 million and $0.5 million, respectively. The total fair value of restricted shares granted and vested during the three months ended June 30, 2017 was $2.2 million and $0.1 million, respectively.
Unvested restricted shares outstanding as of June 30, 2018 and March 31, 2018 included 96,282 units and 82,800 shares (at target), respectively, with performance-based vesting provisions, and vesting ranges from 0%-200% and 0%-100% based on pre-defined performance targets with market conditions. Performance-based awards do not have the rights to vote or receive cash dividends until vesting. Performance-based restricted units are earned upon the achievement of performance targets, and are payable in common shares. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value as determined by a Monte Carlo simulation.
7. LONG-TERM DEBT
Debt consists of the following (in thousands):

	June 30, 2018	March 31, 2018
Revolving Credit Facility, interest rate of 3.34% and 3.13%, respectively	$8,000	$12,000
Whitmore term loan, interest rate of 4.09% and 3.88%, respectively	11,880	12,020
Total debt	19,880	24,020
Less: Current portion	(561)	(561)
Long-term debt	$19,319	$23,459

Revolving Credit Facility Agreement
As discussed in Note 8 to our consolidated financial statements included in our Annual Report, we have a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, which matures September 15, 2022.  Borrowings under this facility bear interest at a rate of prime plus 0.25% or London Interbank Offered Rate (“LIBOR”) plus 1.25%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date.  The Revolving Credit Facility is secured by substantially all of our assets. During the three months ended June 30, 2018 we repaid $4.0 million of the outstanding borrowings under this facility, and as of June 30, 2018 and March 31, 2018, we had a remaining outstanding balance of $8.0 million and $12.0 million, respectively, which resulted in borrowing capacity of $292.0 million and $288.0 million, respectively, inclusive of the accordion feature.  Covenant compliance is tested quarterly and we were in compliance with all covenants as of June 30, 2018.

Whitmore Term Loan
As of June 30, 2018, Whitmore Manufacturing (one of our wholly-owned operating subsidiaries) had a secured term loan outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and R&D facility. The term loan matures on July 31, 2029, with payments of $140,000 due each quarter. Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%. As of June 30, 2018 and March 31, 2018, Whitmore had $11.9 million and $12.0 million, respectively, in outstanding borrowings under the term loan. Interest payments under the Whitmore term loan are hedged under an interest rate swap agreement as described in Note 8.
8. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING
We entered into an interest rate swap agreement to hedge exposure to floating interest rates on a certain portion of our debt. As of June 30, 2018 and March 31, 2018, we had $11.9 million and $12.0 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties. The interest rate swap is highly effective. At June 30, 2018, the maximum remaining length of the interest rate swap contract was approximately 11 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	June 30, 2018	March 31, 2018
Current derivative liabilities	$59	$88
Non-current derivative liabilities	24	134

The impact of changes in fair value of the interest rate swap is included in Note 15.
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
9. EARNINGS PER SHARE
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three month periods ended June 30, 2018 and 2017 (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2018	2017
Income from continuing operations	$14,007	$10,287
Loss from discontinued operations	(2,331)	(1,773)
Net income	$11,676	$8,514

Weighted average shares:
Common stock	15,658	15,637
Participating securities	165	209
Denominator for basic earnings per common share	15,823	15,846
Potentially dilutive securities	109	77
Denominator for diluted earnings per common share	15,932	15,923

Basic earnings per common share:
Continuing operations	$0.89	$0.65
Discontinued operations	(0.15)	(0.12)
Net income	$0.74	$0.53

Diluted earnings per common share:
Continuing operations	$0.88	$0.65
Discontinued operations	(0.15)	(0.12)
Net income	$0.73	$0.53

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and restricted shares.
10. SHAREHOLDERS' EQUITY
On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over the next two years. These shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. We repurchased 146,287 shares during the three months ended June 30, 2018 for an aggregate amount of $7.3 million. As of June 30, 2018, 172,831 shares have been repurchased for an aggregate of $8.5 million.
11. FAIR VALUE MEASUREMENTS
The fair value of the interest rate swap contract (as discussed in Note 8) is determined using Level 2 inputs. The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximates their fair values at June 30, 2018 and March 31, 2018 due to their short-term nature.
12. RETIREMENT PLANS

Refer to Note 13 to our consolidated financial statements included in our Annual Report for a description of our retirement and post-retirement benefits.

As disclosed in Note 1, we adopted ASU No. 2017-07, effective April 1, 2018 on a retrospective basis. The resulting impact on the condensed consolidated statements of operations for the quarter ended June 30, 2017 was an immaterial reduction in cost of revenues, an increase in selling, general and administrative expenses of $0.3 million and a decrease in other expenses of $(0.3) million.
The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended June 30,
	2018	2017
Service cost, benefits earned during the period	$19	$14
Interest cost on projected benefit obligation	528	636
Expected return on assets	(663)	(980)
Amortization of net actuarial loss	10	7
Net pension benefit	$(106)	$(323)

The components of net periodic cost for retirement and postretirement benefits other than service costs are included in other expense, net in our condensed consolidated statements of income.
13. CONTINGENCIES
From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

14. INCOME TAXES
For the three months ended June 30, 2018, we earned $18.1 million from continuing operations before taxes and provided for income taxes of $4.1 million, resulting in an effective tax rate of 22.6%. For the three months ended June 30, 2017, we earned $16.1 million from continuing operations before taxes and provided for income taxes of $5.8 million, resulting in an effective tax rate of 35.9%. The provision for income taxes for the three months ended June 30, 2018 and 2017 was primarily impacted by adjustments related to state tax returns, as well as an increase in the reserves for uncertain tax positions.
 We are currently under audit for our U.S. federal income tax return for the fiscal years ended March 31, 2016 and March 31, 2017. As these audits have only recently been initiated, we have not been notified of any potential adjustments.
15. OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended June 30,
	2018	2017
Currency translation adjustments:
Balance at beginning of period	$(4,837)	$(8,132)
Adjustments for foreign currency translation	(1,397)	1,676
Balance at end of period	$(6,234)	$(6,456)
Interest rate swaps:
Balance at beginning of period	$(108)	$(402)
Unrealized gains (losses), net of taxes of $(5) and $117, respectively (a)	19	(375)
Reclassification of losses included in interest expense, net of taxes of $(6) and $14, respectively	23	334
Other comprehensive income (loss)	42	(41)
Balance at end of period	$(66)	$(443)
Defined benefit plans:
Balance at beginning of period	$(2,530)	$(1,901)
Amortization of net gains (losses), net of taxes of $(5) and $(1), respectively	20	(9)
Balance at end of period	$(2,510)	$(1,910)

(a) Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of less than  $0.1 million, net of deferred taxes, over the next twelve months related to designated cash  flow hedges based on their fair values at June 30, 2018.

16. REVENUE RECOGNITION

We adopted the guidance included in ASC Topic 606 as described in Note 1, effective April 1, 2018 using the modified retrospective approach and applied the new guidance to all open contracts at the date of adoption. Adoption of the new standard is reflected in the accounting policy (as discussed in Note 1) and disclosures related to revenue recognition. Our revenue recognition methodology does not materially change following the adoption of the new guidance as the majority of our annual revenue is derived from point in time sales. We recorded a decrease to opening retained earnings, net of tax of $0.7 million due to the adoption of ASC Topic 606. Additionally, inventory and accrued other current liabilities increased $3.0 million as billings under the POC method were reclassified out of inventory into deferred revenue. Net revenues decreased by $0.5 million, cost of revenues increased by $0.3 million, with a resulting decrease in gross profit of $0.2 million for the quarter ended June 30, 2018.

Disaggregation of Revenue

As disclosed in our Annual Report we conduct our operations in two reportable segments: Industrial Products and Specialty Chemicals. With the adoption of ASC Topic 606, we have concluded that the disaggregation of revenues that would be most useful in understanding the nature, timing and extent of revenue recognition is the breakout of build-to-order and book-and-ship, as defined below:

Build-to-order products are architecturally-specified products generally sold into the construction industry. Revenue generated from sales of products under build-to-order transactions are currently reflected in the results of our Industrial Products Segment. These orders are generally negotiated as a package and are commonly subject to retainage by the customer, which means the final 10% of the transaction price, when applicable, is not collectible until the overall construction project into which our products are incorporated is complete. The lead times for transfer to the customer can be up to 12 weeks. Revenue for goods is recognized at a point in time, but installation services are recognized over time as those services are performed. Installation services represent approximately 1% of total consolidated revenue for the quarter ended June 30, 2018.

Book-and-ship products are sold across all of our end markets. Revenue generated from sales of products under book-and-ship transactions have historically been presented in both Industrial Products and Specialty Chemicals. These sales are typically priced on a product-by-product basis using price lists provided to our customers. The lead times transfer to the customer is usually one week or less as these items are generally build to stock. Products sold under these arrangements is recognized at a point in time.

Disaggregation of revenues reconciled to our segments is as follows (in thousands):

	Three Months Ended June 30, 2018
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$15,511	$—	$15,511
Book-and-ship	38,349	35,718	74,067
Net revenues	$53,860	$35,718	$89,578

	Three Months Ended June 30, 2017
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$16,769	$—	$16,769
Book-and-ship	36,492	36,036	72,528
Net revenues	$53,261	$36,036	$89,297

17. SEGMENTS
As discussed in Note 18 to our consolidated financial statements in our Annual Report, we conduct our operations through two business segments based on type of product and how we manage the business, those are Industrial Products and Specialty Chemicals.
Three Months Ended June 30, 2018:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal- Reportable Segments	Eliminations and Other	Total
Revenues, net	$53,860	$35,718	$89,578	$—	$89,578
Operating income	13,893	6,473	20,366	(2,622)	17,744
Three Months Ended June 30, 2017:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal- Reportable Segments	Eliminations and Other	Total
Revenues, net	$53,261	$36,036	$89,297	$2	$89,299
Operating income	13,663	5,499	19,162	(2,491)	16,671

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our continuing operations financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2018 included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.
Overview
We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilation and air conditioning ("HVAC") and refrigeration applications, sealants and high-performance specialty lubricants. Markets that we serve include HVAC, architecturally-specified building products, industrial, plumbing, energy, rail, mining and other general industrial markets. Our operations are concentrated in the U.S. and Canada; we also have distribution operations in Australia, Canada and the United Kingdom ("U.K"), and our products are sold directly or through designated channels both domestically and internationally.
Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. The maintenance, repair and overhaul activities of our customers, as well as the consumable nature of many of our products, provide a source of recurring revenue for us. We also offer certain custom and semi-custom products, which enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5®, KOPR KOTE®, KATS® Coatings, Jet-Lube Extreme®, Smoke Guard®, Safe-T-Switch®, Mighty Bracket™, Balco®, Whitmore®, Air Sentry®, Oil Safe®, Deacon®, AC Leak Freeze®, and Greco Aluminum Railings® .
We believe that our broad portfolio of products and markets served and our brand recognition will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance and overall global economic uncertainty.
The U.S. government has imposed tariffs on certain products, including aluminum and steel, and threatened to impose additional tariffs in the near future. In response to these actions, certain foreign countries have imposed tariffs on U.S. products. We are currently evaluating the potential impact of these tariffs. Recently, we observed an increase in certain commodity costs, which we believe may have been impacted by the anticipation of additional tariffs.
Discontinued Operations
On July 31, 2018, we consummated a sale of assets related to our Coatings business, which was previously classified as held for sale and presented as discontinued operations, to an unrelated third party. The terms of the transaction are not disclosed due to immateriality.
During the fiscal quarter ended December 31, 2017, we commenced a sale process to divest our Strathmore Products business (the "Coatings business") to allow us to focus resources on our core growth platforms. Our Coatings business manufactures specialized industrial coating products including urethanes, epoxies, acrylics and alkyds. The Coatings business meets the held-for-sale criteria under the requirements of ASC 360, and accordingly we classified and accounted for the assets and liabilities of the Coatings business as held-for-sale.  See Note 2 to the condensed consolidated financial statements included in this Quarterly Report for additional information.
RESULTS OF OPERATIONS
The following discussion provides an analysis of our condensed consolidated results of continuing operations and results for each of our segments.
Throughout this discussion, we refer to costs incurred related to “restructuring and realignment.”  These costs represent both restructuring and non-restructuring charges incurred as a result of manufacturing footprint optimization activities, including those activities described in Note 1. These restructuring and realignment programs were completed during the fiscal year ended March 31, 2018.

Net Revenues

	Three Months Ended June 30,
(amounts in thousands)	2018	2017
Revenues, net	$89,578	$89,299
Net revenues for the three months ended June 30, 2018 increased $0.3 million, or 0.3% as compared with the three months ended June 30, 2017.  The increase was due to a slight increase in the Industrial Products, partially offset by a slight decrease in the Specialty Chemicals as discussed in the Segment results below. Net revenue in the three months ended June 30, 2018 moderated as a result of a cooler spring and a slow start to the HVAC season, which was amplified by the strong preseason stocking activity by distributors for the three months ended March 31, 2018.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(amounts in thousands except for percentages)	2018	2017
Gross profit	$42,088	$41,873
Gross profit margin	47.0%	46.9%
Gross profit for the three months ended June 30, 2018 increased $0.2 million, or 0.5%, as compared with the three months ended June 30, 2017. The increase in gross profit was due to a slight increase in net revenues and $2.6 million in gains on sales of property, plant and equipment, mostly offset by negative product mix. Gross profit margin of 47.0% for the three months ended June 30, 2018 was flat as compared to 46.9% for the three months ended June 30, 2017 as the impact of the gains on property, plant and equipment sales were offset by the impact of negative product mix.
Operating Expenses

	Three Months Ended June 30,
(amounts in thousands except for percentages)	2018	2017
Operating expenses	$24,344	$25,202
Operating expenses as a % of sales	27.2%	28.2%
Operating expenses for the three months ended June 30, 2018 decreased $0.9 million, or 3.4%, as compared with the three months ended June 30, 2017. The decreases in operating expenses and operating expenses as a percentage of sales, were attributable to lower professional fees and savings as a result of prior year period restructuring and realignment activities that did not recur during the current year.
Operating Income

	Three Months Ended June 30,
(amounts in thousands except for percentages)	2018	2017
Operating income	$17,744	$16,671
Operating margin	19.8%	18.7%
Operating income for the three months ended June 30, 2018 increased $1.1 million, or 6.4%, as compared with the three months ended June 30, 2017, primarily as a result of the decrease in operating expenses, as discussed above.
Other Income and Expense
Net interest expense of $0.4 million for the three months ended June 30, 2018 decreased $0.2 million as compared with the three months ended June 30, 2017. The decrease was attributable to a reduction in our outstanding long-term debt.
Other income increased by $0.7 million for the three months ended June 30, 2018 as compared with the three months ended June 30, 2017, due primarily to a $0.3 million gain on a sale of land and an increase in gains arising from transactions in currencies other than our sites' functional currencies.
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes for the three months ended June 30, 2018 was $4.1 million resulting in an effective tax rate of 22.6%, as compared with the provision of $5.8 million, resulting in an effective tax rate of 35.9% for the three months ended June 30, 2017. The provision for income taxes for the three months ended June 30, 2018 and 2017 was primarily impacted by adjustments related to state tax returns, as well as an increase in the reserves for uncertain tax positions.
We are currently under audit for our U.S. federal income tax return for the fiscal years ended March 31, 2016 and March 31, 2017. As these audits have recently been initiated, we have not been notified of any potential adjustments.
Business Segments
 We conduct our operations through two business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment's operating income. The key operating results for our two segments are discussed below.
Industrial Products Segment Results
Industrial Products includes specialty mechanical products, fire and smoke protection products, architecturally-specified building products and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial application.

	Three Months Ended June 30,
(in thousands, except percentages)	2018	2017
Revenues, net	$53,860	$53,261
Operating income	13,893	13,663
Operating margin	25.8%	25.7%

Net revenues for the three months ended June 30, 2018 increased $0.6 million, or 1.1%, as compared with the three months ended June 30, 2017. The increase was primarily attributable to increased sales volumes in HVAC and plumbing end markets, partially offset by decreased sales volumes in the architecturally-specified building products end market. Sales of architecturally-specified building products were negatively impacted by the adoption of ASC Topic 606 (as discussed in Note 16 to our condensed consolidated financial statements included in this Quarterly Report).
Operating income for the three months ended June 30, 2018 increased $0.2 million, or 1.7%, as compared with the three months ended June 30, 2017.  The increase was a result of a $0.5 million gain on the sale of property, plant and equipment, offset by the negative impact of the adoption of ASC Topic 606 of $0.2 million.

Specialty Chemicals Segment Results
Specialty Chemicals is comprised of pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations, and degreasers and cleaners.

	Three Months Ended June 30,
(in thousands, except percentages)	2018	2017
Revenues, net	$35,718	$36,036
Operating income	6,473	5,499
Operating margin	18.1%	15.3%

Net revenues for the three months ended June 30, 2018 decreased $0.3 million, or 0.9%, as compared with the three months ended June 30, 2017.  The decrease was primarily attributable to decreased sales volumes to the HVAC and mining end markets, partially offset by increased sales volumes to the energy and rail end markets.
Operating income for the three months ended June 30, 2018 increased $1.0 million, or 17.7%, as compared with the three months ended June 30, 2017. The increase was a result of a $2.2 million gain recognized from the sale of property, plant and equipment, partially offset by negative product mix.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Three Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by operating activities from continuing operations	$11,841	$14,002
Net cash provided by (used in) investing activities from continuing operations	2,019	(1,704)
Net cash used in financing activities	(11,642)	(6,025)

Existing cash, cash generated by continuing operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance (including cash and cash equivalents) at June 30, 2018 was $11.0 million, as compared with $11.7 million at March 31, 2018.
For the three months ended June 30, 2018, our cash provided by operating activities from continuing operations was $11.8 million, as compared with $14.0 million for three months ended June 30, 2017.  Cash flows used in continuing operations for working capital for the three months ended June 30, 2018 were primarily due to higher inventories ($3.3 million), higher accounts receivable ($2.4 million) and lower prepaid expenses and other current assets ($2.0 million) and lower accounts payable and other current liabilities ($0.7 million). Cash flows used in continuing operations for working capital for the three months ended June 30, 2017 were primarily due to higher accounts receivable ($7.4 million), partially offset by higher accounts payable and other current liabilities ($4.6 million) and lower prepaid expenses and other current assets ($0.8 million).
Cash flows provided by (used in) investing activities of continuing operations during the three months ended June 30, 2018 were $2.0 million as compared with $1.7 million of cash used in investing activities of continuing operations during the three months ended June 30, 2017. Proceeds from the sale of assets during the three months ended June 30, 2018 were $3.2 million as compared to an immaterial amount of proceeds during the three months ended June 30, 2017. Capital expenditures during the three months ended June 30, 2018 were $1.5 million, a decrease of $0.2 million as compared with the three months ended June 30, 2017. Our capital expenditures primarily are focused on continuous improvement, automation and consolidation of manufacturing facilities.
Cash flows used in financing activities for continuing operations during the three months ended June 30, 2018 were $11.6 million as compared with $6.0 million for the three months ended June 30, 2017. Cash outflows during the three months ended June 30, 2018 included $7.3 million for the repurchase of shares under our share repurchase program (as discussed in Note 10 to our condensed consolidated financial statements included in this Quarterly Report). Cash outflows during both the three months ended June 30, 2018 and 2017, resulted primarily from repayments on our Revolving Credit Facility (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report).
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
Financing
Credit Facilities
See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness. We were in compliance with all covenants as of June 30, 2018.
We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness. This agreement is more fully described in Note 8 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the three months ended June 30, 2018, with the exception of the adoption of ASC Topic 606 as discussed in Note 1.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our consolidated financial position and results of operations. We seek to minimize the risk associated with changes in interest rates through regular operating and financing activities, and when deemed appropriate, through the use of an interest rate swap. It is our policy to enter into interest rate swaps only to the extent considered necessary to meet our risk management objectives. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.
Variable Rate Indebtedness
We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of June 30, 2018, we had $8.0 million outstanding variable rate indebtedness, after consideration of our interest rate swap. We manage, or hedge, interest rate risks related to our borrowings by means of an interest rate swap agreement. At June 30, 2018, we had an interest rate swap agreement that covered 60% of our total $19.9 million of our total outstanding indebtedness. Each quarter point change in interest rates would result in a negligible change in our interest expense on an annual basis.
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
Foreign Currency Exchange Rate Risk
We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized a net (loss) gain associated with foreign currency translation of $(1.4) million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of $0.4 million and $(0.3) million for the three month periods ended June 30, 2018 and 2017, respectively, which are included in other income (expense), net on our condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2018, a 10% change in the foreign currency exchange rates for the three months ended June 30, 2018 would have impacted our net earnings by a negligible amount. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The disclosure contained in Note 13 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report is incorporated by reference into this “Item 1. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are from time to time named defendants in certain lawsuits incidental to our business, including product liability claims that are insured, subject to applicable deductibles, and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Note 10 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program. Through June 30, 2018, an aggregate of 172,831 shares have been repurchased under this program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
April 1 - 30	22,693	(b)	$44.54	19,946	$32.9
May 1-31	4,243		$44.80	4,243	32.7
June 1-30	122,341	(c)	$51.50	122,098	26.5
Total	149,277			146,287

(a)  On November 11, 2016, we announced that our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate market value of $35.0 million during a two year period. The program may be limited or terminated at any time. As of June 30, 2018,  172,831 shares of our common stock has been repurchased for an aggregate of  $8.5 million.
(b)  Includes 2,747 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $44.90.
(c ) Includes 243 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $51.10.

Item 6. Exhibits
Exhibits 3.1 through 10.18 listed in the table below were included in the Exhibits Index in Part IV of the registrant's Form 10-K for the year ended March 31, 2018.. We are including these exhibits to correct non-functioning or incorrect hyperlinks pursuant to of instruction 2 of Rule 105 (d) of Regulation S-T.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 16, 2017)
3.2	Amended and Restated Bylaws of the Company, adopted and effective August 15, 2017 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on August 16, 2017)
10.1	Tax Matters Agreement dated September 8, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10, filed on September 9, 2015)
10.2
First Amended and Restated Credit Agreement, dated as of September 15, 2017, by and among CSW Industrials Holdings, Inc., Whitmore Manufacturing, LLC, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 19, 2017)

10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form 10, filed on August 28, 2015)
10.4*
Amended and Restated CSW Industrials, Inc. 2015 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on December 12, 2016)

10.5*
Employment agreement by and between CSW Industrials, Inc and Joseph Armes, dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on February 16, 2016)

10.6*	Form of Employee Restricted Stock Award Agreement (time vesting) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on February 16, 2016)
10.7*	Form of Employee Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)
10.8*	Form of Employee Restricted Stock Award Agreement (performance vesting) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on February 16, 2016)
10.9*	Form of Employee Time Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)
10.10*	Form of Employee Performance Share Award Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed on June 14, 2017)
10.11*	Form of Non-Employee Director Restricted Stock Award (time vesting) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on February 16, 2016)
10.12*	Form of Non-Employee Director Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)
10.13*
Form of Incentive Stock Option Right Award Agreement (replacement award agreement) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on February 16, 2016)

10.14*
Form of Non-Qualified Stock Option Right Award Agreement (replacement award agreement) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on February 16, 2016)

10.15*	Form of Restricted Share Award Agreement (replacement award agreement) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed on February 16, 2016)
10.16*
Form of Non-Qualified Stock Option Right Award Agreement (executive compensation plan-replacement award agreement) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, filed on February 16, 2016)

10.17*
Form of Restricted Share Award Agreement (executive compensation plan-replacement award agreement) (incorporated by reference to Exhbit 10.9 to the Company's Quarterly Report on Form 10-Q, filed on February 16, 2016)

10.18*	CSW Industrials, Inc. Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 12, 2016)

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101+	INSTANCE DOCUMENT- the instance document does not appear in the Interactive Date File because its XBRL tags are embedded withi the Inline XBRL document
EX-101+	SCHEMA DOCUMENT
EX-101+	CALCULATION LINKBASE DOCUMENT
EX-101+	LABELS LINKBASE DOCUMENT
EX-101+	PRESENTATION LINKBASE DOCUMENT
EX-101+	DEFINITION LINKBASE DOCUMENT

_________________________
+ Filed herewith
++ Furnished herewith
* Management contracts and compensatory plans required to be filed as exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSW INDUSTRIALS, INC.

Date: August 1, 2018
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2018
Greggory W. Branning
Chief Financial Officer (Principal Financial Officer)