Form 10-Q
period 2018-09-30
CSW INDUSTRIALS, INC.
filed 2018-11-07
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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
_____________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 1, 2018, there were 15,270,883 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2018 and 2017 (unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017 (unaudited)	4
	Notes to the Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	30
SIGNATURES		31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
CSW INDUSTRIALS, INC.
Item 1. Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share amounts)	2018	2017	2018	2017
Revenues, net	$91,612	$84,422	$181,190	$173,721
Cost of revenues	(49,403)	(44,761)	(96,892)	(92,187)
Gross profit	42,209	39,661	84,298	81,534
Selling, general and administrative expenses	(25,005)	(25,109)	(49,349)	(50,311)
Operating income	17,204	14,552	34,949	31,223
Interest expense, net	(420)	(671)	(805)	(1,302)
Other income, net	82	600	820	619
Income before income taxes	16,866	14,481	34,964	30,540
Provision for income taxes	(4,442)	(5,331)	(8,534)	(11,103)
Income from continuing operations	12,424	9,150	26,430	19,437
Income (loss) from discontinued operations, net of tax	2,732	(1,848)	400	(3,621)
Net income	15,156	7,302	26,830	15,816

Basic earnings (loss) earnings per common share:
Continuing operations	$0.80	$0.58	$1.69	$1.23
Discontinued operations	0.18	(0.12)	0.02	(0.23)
Net income	$0.98	$0.46	$1.71	$1.00

Diluted earnings (loss) earnings per common share:
Continuing operations	$0.79	$0.57	$1.67	$1.22
Discontinued operations	0.18	(0.11)	0.03	(0.23)
Net income	$0.97	$0.46	$1.70	$0.99
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2018	2017	2018	2017
Net income	$15,156	$7,302	$26,830	$15,816
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	1,961	(1,442)	3,637
Cash flow hedging activity, net of taxes of $(30), $(4), $(41) and $18, respectively	209	7	252	(34)
Pension and other postretirement effects, net of taxes of $(1), $9, $(8) and $14, respectively	1	(17)	22	(26)
Other comprehensive income (loss)	167	1,951	(1,168)	3,577
Comprehensive income	$15,323	$9,253	$25,662	$19,393
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share amounts)	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$11,213	$11,706
Accounts receivable, net of allowance for doubtful accounts of $1,059 and $1,015, respectively	61,617	63,383
Inventories, net	48,769	42,974
Prepaid expenses and other current assets	11,232	7,077
Current assets, discontinued operations	666	2,427
Total current assets	133,497	127,567
Property, plant and equipment, net of accumulated depreciation of $63,315 and $61,967, respectively	52,368	54,473
Goodwill	81,340	81,764
Intangible assets, net	49,266	53,054
Other assets	14,453	23,958
Total assets	$330,924	$340,816

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,766	$16,826
Accrued and other current liabilities	26,265	23,501
Current portion of long-term debt	561	561
Current liabilities, discontinued operations	404	3,966
Total current liabilities	41,996	44,854
Long-term debt	21,179	23,459
Retirement benefits payable	1,892	2,017
Other long-term liabilities	4,577	4,721
Noncurrent liabilities, discontinued operations	979	—
Total liabilities	70,623	75,051
Equity:
Common shares, $0.01 par value	158	158
Shares authorized – 50,000
Shares issued – 15,942 and 15,957, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized and issued – 10,000 and 0, respectively
Additional paid-in capital	44,478	42,684
Treasury shares, at cost (656 and 80 shares, respectively)	(34,249)	(3,252)
Retained earnings	258,557	233,650
Accumulated other comprehensive loss	(8,643)	(7,475)
Total equity	260,301	265,765
Total liabilities and equity	$330,924	$340,816
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2018	2017
Cash flows from operating activities:
Net income	26,830	$15,816
Less: Income (loss) from discontinued operations	400	(3,621)
Income from continuing operations	26,430	19,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,750	3,730
Amortization of intangible and other assets	3,236	3,633
Provision for inventory reserves	700	—
Share-based and other executive compensation	1,794	2,036
Net gain on disposals of property, plant and equipment	(2,539)	(79)
Net pension benefit	(211)	(650)
Net deferred taxes	8,647	1,229
Changes in operating assets and liabilities:
Accounts receivable, net	1,473	(2,663)
Inventories	(5,749)	260
Prepaid expenses and other current assets	(4,163)	703
Other assets	190	26
Accounts payable and other current liabilities	(1,153)	11,022
Retirement benefits payable and other liabilities	109	(6,801)
Net cash provided by operating activities, continuing operations	32,514	31,883
Net cash used in operating activities, discontinued operations	(7,574)	(6,427)
Net cash provided by operating activities	24,940	25,456
Cash flows from investing activities:
Capital expenditures	(2,742)	(2,964)
Proceeds from sale of assets held for investment	278	466
Proceeds from sale of assets	3,269	11
Net cash provided by (used in) investing activities, continuing operations	805	(2,487)
Net cash provided by (used in) investing activities, discontinued operations	7,151	(883)
Net cash provided by (used in) investing activities	7,956	(3,370)
Cash flows from financing activities:
Borrowings on lines of credit	8,000	—
Repayments of lines of credit	(10,281)	(20,031)
Payments of deferred loan costs	—	(401)
Purchase of treasury shares	(30,997)	(26)
Proceeds from stock option activity	—	329
Net cash used in financing activities	(33,278)	(20,129)
Effect of exchange rate changes on cash and equivalents	(111)	1,380
Net change in cash and cash equivalents	(493)	3,337
Cash and cash equivalents, beginning of period	11,706	23,146
Cash and cash equivalents, end of period	$11,213	$26,483
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” the “Company,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating and air conditioning (“HVAC”) and refrigeration applications, sealants and high-performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5 ® thread sealants, KOPR KOTE® anti-seize lubricants, KATS® Coatings, Jet-Lube Extreme®, SmokeGuard®, Safe-T-Switch® condensate overflow shutoff devices, Mighty Bracket™, Balco®, Whitmore®, Air Sentry® breathers, Oil Safe®, Deacon® high temperature sealants, AC Leak Freeze® to stop refrigerant leaks and Greco Aluminum Railings®. Our products are well known in the specific markets we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC, architecturally-specified building products, industrial, plumbing, energy, rail, mining and other general industrial markets.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (“Quarterly Report”) include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of September 30, 2018, and the results of operations for the three and six month periods ended September 30, 2018 and 2017. All adjustments are of a normal, recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Where applicable, prior period information has been updated to conform to current year presentation.

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

Restructuring

During the fiscal year ended March 31, 2017, we initiated a restructuring program related to our Industrial Products segment. The program was initiated in response to excess capacity, which caused us to perform a facility rationalization analysis. The restructuring program was completed in the fiscal year ended March 31, 2018, and no additional costs are expected to be incurred in connection with it. We incurred other restructuring costs in the fiscal years ended March 31, 2018 and 2017, which are now presented as part of discontinued operations. Restructuring charges are as follows (in thousands):

	Severance/ Retention	Asset Write- down	Other (a)	Total
Three Months Ended September 30, 2017
Cost of revenues	$—	$—	$37	$37
Selling, general and administrative expense	—	—	—	—
Total	$—	$—	$37	$37

Six Months Ended September 30, 2017
Cost of revenues	$—	$69	$200	$269
Selling, general and administrative expense	—	—	—	—
Total	$—	$69	$200	$269

Inception to Date Restructuring Charges
Cost of revenues	$291	$69	$496	$856
Selling, general and administrative expense	—	—	—	—
Total	$291	$69	$496	$856
a.  Other consisted of moving costs related to relocation of manufacturing activities, recruiting fees to increase staff in locations where production is being relocated and duplicate and inefficient labor costs incurred during the transition and relocation. The charges were expensed as incurred.

Accounting Policies

We have consistently applied the accounting policies described in our Annual Report in preparing these condensed consolidated financial statements. We have not made any changes in significant accounting policies disclosed in the Annual Report, with the exception of the revenue recognition policy described below as a result of adopting Accounting Standards Update ("ASU") No. 2014-09.

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

(i) We identify a contract with a customer when a sales agreement indicates approval and commitment of the parties; identifies the rights of the parties; identifies the payment terms; has commercial substance; and it is probable that we will collect the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer. In most instances, our contract with a customer is the customer's purchase order. For certain customers, we may also enter into a sales agreement that outlines a framework of terms and conditions that apply to all future purchase orders for that customer. In these situations, our contract with the customer is both the sales agreement and the specific customer purchase order. Because our contract with a customer is typically for a single transaction or customer purchase order, the duration of the contract is one year or less. As a result, we have elected to apply certain practical expedients and, as permitted by the Financial Accounting Standards Board ("FASB"), omit certain disclosures of remaining performance obligations for contracts that have an initial term of one year or less.

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

Accounting Developments

Pronouncements Implemented

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which was subsequently amended with additional ASUs including ASU No. 2016-12, issued in May 2016, and ASU No. 2016-20, issued in December 2016. ASU No. 2014-09, as amended, supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On April 1, 2018, we adopted the new revenue standard using the modified retrospective method for transition, applying the guidance to those contracts which were not completed as of that date. In accordance with our method of transition, we calculated the cumulative effect of the changes made to our condensed consolidated balance sheet and recorded a cumulative effect adjustment to decrease retained earnings by $0.7 million, mostly associated with transition of contracts with revenue previously recognized under the percentage of completion ("POC") method of revenue recognition. We have modified our accounting policies to support compliance with the standard requirements. Revenue recognition and related financial information for this Quarterly Report are based on the requirements of Accounting Standards Codification ("ASC") Topic 606. Accordingly, periods prior to April 1, 2018 are presented in accordance with ASC Topic 605. Refer to Note 16 for a discussion on our adoption of ASC Topic 606.

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

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," to improve the accounting for the income tax consequences arising from these types of transfers. This ASU aligns the recognition of the income tax consequences with International Financial Reporting Standards. Specifically, International Accounting Standards No. 12, "Income Taxes," requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. We adopted this standard effective April 1, 2018. The resulting impact was a reduction of opening retained earnings of $1.4 million.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard effective April 1, 2018. This standard did not have an impact on our consolidated statement of cash flows as we do not have any restricted cash or restricted cash equivalents for any period presented.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU require that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. We adopted this standard effective April 1, 2018. This standard did not have an impact on our financial position or results of operations as we did not have any acquisitions or dispositions during the six months ended September 30, 2018 for which we applied this guidance.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the statement of income and allow only the service cost component of net benefit cost to be eligible for capitalization. We adopted this standard effective April 1, 2018 on a retrospective basis. The adoption of this ASU had no impact on our financial condition or results of operations, except for reclassification of costs within the condensed consolidated income statement. Refer to Note 12 for details of the impact of the adoption of this ASU.

On December 22, 2017, the President of the U.S. signed new tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act significantly changed U.S. income tax law, including a reduction of the corporate income tax rate to 21%, creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), broadened the tax base and allowed for immediate capital expensing of certain qualified property. It also requires companies to pay minimum taxes on foreign earnings and subjects certain payments from corporations to foreign related parties to additional taxes. ASC 740, “Accounting for Income Taxes,” requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Certain key aspects of the new law were effective January 1, 2018 and were accounted for during the fiscal year ended March 31, 2018. Other significant provisions became effective April 1, 2018 for March 31 fiscal year end entities, and will be accounted for in the fiscal year ending March 31, 2019. Some of the changes effective for the year ending March 31, 2019 include the deduction for executive compensation and interest expense, a tax on global intangible low-taxed provisions ("GILTI"), and a deduction for foreign-derived intangible income ("FDII").

The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") 118 to provide guidance for companies that were not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. In accordance with SAB 118, we recorded provisional amounts reflecting the impact of the Tax Act in our consolidated financial statements and related disclosures as of March 31, 2018. As of March 31, 2018, we recorded $1.9 million related to the deemed repatriation. However, the final impact of the deemed repatriation tax computation is still open due to finalization of the earnings and profits of our foreign subsidiaries, as well as our evaluation of certain elections and guidance. We expect to complete our evaluation upon the filing of our federal and state tax returns, during the fiscal quarter ending December 31, 2018.

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

The Tax Act allows a domestic corporation an immediate deduction in U.S. taxable income for a portion of its FDII. The amount of the deduction will depend in part on our U.S. taxable income. The FDII deduction will be available for the current fiscal year ending March 31, 2019. However, we have no tax benefit recorded for the FDII deduction related to the current year operations in our estimated annual effective tax rate.

Pronouncements not yet implemented

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which has been subsequently amended with additional ASUs including ASU No. 2018-10 and ASU No. 2018-11, issued in July 2018, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is permitted with certain practical expedients. Early adoption is permitted. We continue to evaluate critical components of this new guidance and the potential impact that the guidance will have on our financial position, results of operations and cash flows, which includes review of our leasing contracts and implementation of our selected software tool. The impact of adoption on our financial position, results of operations and cash flows will be available when the software implementation is complete.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The amendments in this ASU should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU No. 2017-04 will only impact our consolidated financial condition and results of operations to the extent that we incur a future goodwill impairment.

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

In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.  An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not expect adoption of this ASU to have a material impact on our consolidated financial condition and results of operations.

In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans," which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. This ASU is effective, on a retrospective basis, for fiscal years ending after December 15, 2020. Early adoption is permitted. We do not expect adoption of this ASU to have a material impact on our consolidated financial condition and results of operations.

In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for the Implementation Costs Incurred in Cloud Computing Arrangement That is a Service Contract." The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial condition and results of operations.

2. DISCONTINUED OPERATIONS

During the quarter ended December 31, 2017, we commenced a sale process to divest our Coatings business to allow us to focus resources on our core growth platforms. Our Coatings business manufactured specialized industrial coating products including urethanes, epoxies, acrylics and alkyds. The Coatings business met the held-for-sale criteria under ASC 360, "Property, Plant and Equipment," and accordingly, we classified and accounted for the assets and liabilities of the Coatings business as held-for-sale in the accompanying condensed consolidated balance sheets, and as discontinued operations, net of tax, in the accompanying condensed consolidated statements of income and cash flows. We estimated that the fair value of the business was less than carrying value at December 31, 2017, resulting in a $46.0 million impairment charge. We completed an initial assessment of the assets and liabilities of the Coatings business and recorded the impairment based on our best estimates as of the date of issuance of financial results for the quarter ended December 31, 2017.

On July 31, 2018, we consummated a sale of assets related to our Coatings business to an unrelated third party, the terms of which were not disclosed due to immateriality. During the three months ended September 30, 2018, we received an aggregate of $6.9 million for the sale of assets that related to our Coatings business in multiple transactions. This resulted in gains on disposal of $6.9 million due to write-downs of long-lived assets in prior periods.

Summarized selected financial information for the Coatings business for the three and six months ended September 30, 2018 and 2017, is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
(amounts in thousands)	2018	2017	2018	2017
Revenues, net	$1,938	$5,947	$5,303	$14,675
Income (loss) from discontinued operations before income taxes	3,612	(2,917)	532	(5,655)
Income tax (expense) benefit	(880)	1,069	(132)	2,034
Income (loss) from discontinued operations, net	$2,732	$(1,848)	$400	$(3,621)

(amounts in thousands)	September 30, 2018	March 31, 2018
Assets
Accounts receivable, net	$666	$2,259
Prepaid expenses and other current assets (a)	—	168
Total assets	$666	$2,427

Liabilities
Accounts payable, accrued expenses and other liabilities	$1,383	$3,966

(a) The assets and liabilities of the Coatings business reside in a disregarded entity for tax purposes. Accordingly, the tax attributes associated with the operations of our Coatings business will ultimately flow through to the corporate parent, which files a consolidated federal return. Therefore, any corresponding tax assets or liabilities have been reflected as a component of our continuing operations.

3. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2018	March 31, 2018
Raw materials and supplies	$22,735	$21,855
Work in process	5,288	3,756
Finished goods	28,606	24,561
Total inventories	56,629	50,172
Less: LIFO reserve	(5,511)	(5,511)
Less: Obsolescence reserve	(2,349)	(1,687)
Inventories, net	$48,769	$42,974

4. INTANGIBLE ASSETS

The following table provides information about our intangible assets (in thousands, except years):

		September 30, 2018		March 31, 2018
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,436	$(5,921)	$9,489	$(5,564)
Customer lists and amortized trademarks	12	56,997	(26,496)	58,160	(24,812)
Non-compete agreements	5	1,705	(919)	1,713	(762)
Other	10	5,016	(1,881)	5,017	(1529)
		$73,154	$(35,217)	$74,379	$(32,667)
Trade names and trademarks not being amortized:		$11,329	$—	$11,342	$—

Amortization expense for the three and six months ended September 30, 2018 was $1.6 million and $3.1 million, respectively. Amortization expense for the three and six months ended September 30, 2017, was $1.8 million  and $3.5 million, respectively. The following table shows the estimated future amortization for intangible assets, as of September 30, 2018, for the remainder of the current fiscal year and the next five fiscal years ending March 31 (in thousands):

2019	$2,630
2020	6,220
2021	6,213
2022	6,185
2023	6,019
2024	5,944

5. SPIN-OFF EXECUTIVE COMPENSATION

Refer to Note 5 of our consolidated financial statements included in our Annual Report for a description of the Spin-Off Executive Compensation Plan as part of our prior spin-off transaction in September 2015.

As of December 31, 2017, all awards under the Spin-Off Executive Compensation Plan were fully vested. As such, no executive compensation expense for the cash incentive payments under such plan for Joseph Armes, our President and CEO, was recorded during the three and six months ended September 30, 2018.  During the three and six months ended September 30, 2017, we recorded executive compensation expense under the Spin-Off Executive Compensation Plan of $0.2 million and $0.3 million, respectively, for cash incentives and total stock compensation expense for Mr. Armes.

6.  SHARE-BASED COMPENSATION

Refer to Note 6 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of September 30, 2018, 915,931 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three and six month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share-based compensation expense	$3	$862	$865	$19	$1,775	$1,794
Related income tax benefit	—	(198)	(198)	(2)	(398)	(400)
Net share-based compensation expense	$3	$664	$667	$17	$1,377	$1,394

	Three Months Ended September 30, 2017			Six Months Ended September 30, 2017
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share-based compensation expense	$54	$793	$847	$108	$1,583	$1,691
Related income tax benefit	(16)	(282)	(298)	(32)	(562)	(594)
Net share-based compensation expense	$38	$511	$549	$76	$1,021	$1,097

Stock option activity was as follows:

	Six Months Ended September 30, 2018
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2018:	231,717	$25.12
Granted	—	—
Outstanding at September 30, 2018	231,717	$25.12	5.7	$6.6
Exercisable at September 30, 2018	225,742	$25.15	5.7	$6.4

At September 30, 2018, we had an immaterial amount of unrecognized compensation cost related to non-vested stock options, which will be amortized into net income over the remaining weighted average vesting period of less than one year. No options were granted or vested during the six months ended September 30, 2018 and 2017.

Restricted share activity was as follows:

	Six Months Ended September 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2018:	215,019	$37.41
Granted	28,771	59.31
Vested	(12,659)	31.65
Canceled	(15,243)	36.46
Outstanding at September 30, 2018	215,888	$40.73

During the restriction period, the holders of restricted shares are entitled to vote and, except for conversion awards issued under the Spin-Off Executive Compensation Plan (as discussed in Note 5 to our consolidated financial statements included in our Annual Report), receive dividends. Unvested restricted shares outstanding as of September 30, 2018 and March 31, 2018 included 96,282 units and 82,800 shares (at target), respectively, with performance-based vesting provisions, and vesting ranges from 0%-200% based on pre-defined performance targets with market conditions. Performance-based awards do not have the rights to vote or receive cash dividends until vesting. Performance-based awards are earned upon the achievement of performance targets, and are payable in common shares. Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period.

At September 30, 2018, we had unrecognized compensation cost related to unvested restricted shares of $4.8 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 1.9 years. No shares were granted during either of the three months ended September 30, 2018 and 2017. The total fair value of restricted shares vested during both the three months ended September 30, 2018 and 2017 was less than $0.1 million. The total fair value of restricted shares granted during the six months ended September 30, 2018 and 2017 was $1.7 million and $2.2 million, respectively. The total fair value of restricted shares vested during the six months ended September 30, 2018 and 2017 was $0.4 million and $0.1 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	September 30, 2018	March 31, 2018
Revolving Credit Facility, interest rate of 3.47% and 3.13%, respectively	$10,000	$12,000
Whitmore term loan, interest rate of 4.24% and 3.88%, respectively	11,740	12,020
Total debt	21,740	24,020
Less: Current portion	(561)	(561)
Long-term debt	$21,179	$23,459

Revolving Credit Facility Agreement

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, we have a five-year, $250.0 million revolving credit facility agreement, with an additional $50.0 million accordion feature, which matures on September 15, 2022 (the “Revolving Credit Facility”). Borrowings under this facility bear interest at a rate of prime plus 0.25% or London Interbank Offered Rate ("LIBOR") plus 1.25%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Revolving Credit Facility is secured by substantially all of our domestic assets. During the six months ended September 30, 2018, we borrowed and repaid $8.0 million and $10.0 million, respectively, under this facility, and as of September 30, 2018 and March 31, 2018, we had a remaining outstanding balance of $10.0 million and $12.0 million, respectively, which resulted in borrowing capacity of $290.0 million and $288.0 million, respectively, inclusive of the accordion feature. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of September 30, 2018.

Whitmore Term Loan

As of September 30, 2018, Whitmore Manufacturing (one of our wholly-owned operating subsidiaries) had a secured term loan ("Whitmore Term Loan") outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and R&D facility. The Whitmore Term Loan matures requires payments of $140,000 due each quarter on July 31, 2029. Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%. As of September 30, 2018 and March 31, 2018, Whitmore Manufacturing had $11.7 million and $12.0 million, respectively, in outstanding borrowings under the term loan. Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 8.

8.  DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on a certain portion of our debt. As of September 30, 2018 and March 31, 2018, we had $11.7 million and $12.0 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties. The interest rate swap is highly effective. At September 30, 2018, the maximum remaining length of the interest rate swap contract was approximately 11 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	September 30, 2018	March 31, 2018
Non-current derivative asset	$91	$—
Current derivative liabilities	33	88
Non-current derivative liabilities	—	134

The impact of changes in fair value of the interest rate swap is included in Note 15.

Current and non-current derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other current assets and other assets, respectively. Current and non-current derivative liabilities are reported in our condensed consolidated balance sheets in accrued and other current liabilities and other long-term liabilities, respectively.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluation of our counterparties and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

9. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and six months ended September 30, 2018 and 2017 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Income from continuing operations	$12,424	$9,150	$26,430	$19,437
Income (loss) from discontinued operations	2,732	(1,848)	400	(3,621)
Net income	$15,156	$7,302	$26,830	$15,816

Weighted average shares:
Common stock	15,366	15,646	15,512	15,642
Participating securities	158	207	161	208
Denominator for basic earnings per common share	15,524	15,853	15,673	15,850
Potentially dilutive securities	125	92	117	85
Denominator for diluted earnings per common share	15,649	15,945	15,790	15,935

Basic earnings (loss) per common share:
Continuing operations	$0.80	$0.58	$1.69	$1.23
Discontinued operations	0.18	(0.12)	0.02	(0.23)
Net income	$0.98	$0.46	$1.71	$1.00

Diluted earnings (loss) per common share:
Continuing operations	$0.79	$0.57	$1.67	$1.22
Discontinued operations	0.18	(0.11)	0.03	(0.23)
Net income	$0.97	$0.46	$1.70	$0.99

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and restricted shares.

10. SHAREHOLDERS' EQUITY

On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over the next two years. These shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. We repurchased 425,873 and 572,160 shares during the three and six months ended September 30, 2018, respectively, for an aggregate amount of $23.5 million and $30.8 million, respectively.  As of September 30, 2018, 598,704 shares have been repurchased for an aggregate of $32.0 million.

11.  FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 8) is determined using Level 2 inputs. The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at September 30, 2018 and March 31, 2018 due to their short-term nature.

12. RETIREMENT PLANS

Refer to Note 13 to our consolidated financial statements included in our Annual Report for a description of our retirement and post-retirement benefits.

As disclosed in Note 1, we adopted ASU No. 2017-07, effective April 1, 2018 on a retrospective basis. The resulting impact on the condensed consolidated income statements of reclassifying the impact of non-service component costs to other income, net for the three and six months ended September 30, 2017 was an immaterial reduction in cost of revenues, an increase in selling, general and administrative expenses of $0.4 million and $0.7 million, respectively, and a decrease in other expenses of $0.3 million and $0.7 million, respectively.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended September 30,
	2018	2017
Service cost - benefits earned during the period	$19	$14
Interest cost on projected benefit obligation	528	628
Amortization of net prior service cost	(663)	(980)
Amortization of net actuarial loss	10	7
Net pension benefit	$(106)	$(331)

	Six Months Ended September 30,
	2018	2017
Service cost - benefits earned during the period	$38	$28
Interest cost on projected benefit obligation	1,057	1,255
Amortization of net prior service cost	(1,327)	(1,961)
Amortization of net actuarial loss	19	14
Net pension benefit	$(213)	$(664)

The components of net periodic cost for retirement and postretirement benefits other than service costs are included in other expense, net in our condensed consolidated statements of income.

13. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. There are no matters pending that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

14. INCOME TAXES

For the three months ended September 30, 2018, we earned $16.9 million from continuing operations before taxes and provided for income taxes of $4.4 million, resulting in an effective tax rate of 26.3%.  For the six months ended September 30, 2018, we earned $35.0 million from continuing operations before taxes and provided for income taxes of $8.5 million, resulting in an effective tax rate of 24.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2018 were primarily impacted by an increase in income related to foreign operations, as well as increased operations in domestic jurisdictions with higher state tax rates.

For the three months ended September 30, 2017, we earned $14.5 million from continuing operations before taxes and provided for income taxes of $5.3 million, resulting in an effective tax rate of 36.8%.  For the six months ended September 30, 2017, we earned $30.5 million from continuing operations before taxes and provided for income taxes of $11.1 million, resulting in an effective tax rate of 36.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2017 were primarily impacted by adjustments related to state tax returns, as well as increases in the reserves for uncertain tax provisions.

We are currently under audit for our U.S. federal income tax return for the fiscal years ended March 31, 2016 and March 31, 2017.  We have not been notified of any potential adjustments.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended September 30,
	2018	2017
Currency translation adjustments:
Balance at beginning of period	$(6,236)	$(6,456)
Adjustments for foreign currency translation	(43)	1,961
Balance at end of period	$(6,279)	$(4,495)

Interest rate swaps:
Balance at beginning of period	$(65)	$(443)
Unrealized gains (losses), net of taxes of $(25) and $202, respectively	190	(375)
Reclassification of losses included in interest expense, net, net of taxes of $(5) and $(206), respectively	19	382
Other comprehensive income (loss)	209	7
Balance at end of period	$144	$(436)

Defined benefit plans:
Balance at beginning of period	$(2,509)	$(1,910)
Amortization of net gains (losses), net of taxes of $(1) and $9, respectively (a)	1	(17)
Balance at end of period	$(2,508)	$(1,927)

	Six Months Ended September 30,
	2018	2017
Currency translation adjustments:
Balance at beginning of period	$(4,837)	$(8,132)
Adjustments for foreign currency translation	(1,442)	3,637
Balance at end of period	$(6,279)	$(4,495)

Interest rate swaps:
Balance at beginning of period	$(108)	$(402)
Unrealized gains (losses), net of taxes of $(30) and $239, respectively	210	(444)
Reclassification of losses included in interest expense, net, net of taxes of $(11) and $(221), respectively	42	410
Other comprehensive income (loss)	252	(34)
Balance at end of period	$144	$(436)

Defined benefit plans:
Balance at beginning of period	$(2,530)	$(1,901)
Amortization of net gains (losses), net of taxes of $(8) and $14, respectively (a)	22	(26)
Balance at end of period	$(2,508)	$(1,927)

a. Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of less than $0.3 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at September 30, 2018.

16. REVENUE RECOGNITION

We adopted the guidance included in ASC Topic 606 as described in Note 1, effective April 1, 2018 using the modified retrospective approach and applied the new guidance to all open contracts at the date of adoption. Adoption of the new standard is reflected in the accounting policy (as discussed in Note 1) and disclosures related to revenue recognition. Our revenue recognition methodology does not materially change following the adoption of the new guidance as the majority of our annual revenue is derived from point in time sales. We recorded a decrease to opening retained earnings, net of tax, of $0.7 million due to the adoption of ASC Topic 606. Additionally, inventory and accrued other current liabilities increased $2.1 million as billings under the POC method were reclassified out of inventory into deferred revenue. The adoption of ASC Topic 606 has had no material impact on current year revenues.

Disaggregation of Revenue

As disclosed in our Annual Report, we conduct our operations in two reportable segments: Industrial Products and Specialty Chemicals. With the adoption of ASC Topic 606, we have concluded that the disaggregation of revenues that would be most useful in understanding the nature, timing and extent of revenue recognition is the breakout of build-to-order and book-and-ship, as defined below:

Build-to-order products are architecturally-specified products generally sold into the construction industry. Revenue generated from sales of products under build-to-order transactions are currently reflected in the results of our Industrial Products Segment. Occasionally, our built-to-order business lines enter into arrangements for the delivery of a customer-specified product and the provision of installation services. These orders are generally negotiated as a package and are commonly subject to retainage by the customer, which means the final 10% of the transaction price, when applicable, is not collectible until the overall construction project into which our products are incorporated is complete. The lead times for transfer to the customer can be up to 12 weeks. Revenue for goods is recognized at a point in time, but installation services are recognized over time as those services are performed. Installation services represented approximately 1% of total consolidated revenue for each of the three and six months ended September 30, 2018.

Book-and-ship products are sold across all of our end markets. Revenue generated from sales of products under book-and-ship transactions have historically been presented in both Industrial Products and Specialty Chemicals. These sales are typically priced on a product-by-product basis using price lists provided to our customers. The lead times for transfer to the customer is usually one week or less as these items are generally built to stock. Revenue for products sold under these arrangements is recognized at a point in time.

Disaggregation of revenues reconciled to our segments is as follows (in thousands):

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
	Industrial Products	Specialty Chemicals	Total	Industrial Products	Specialty Chemicals	Total
Build-to-order	$17,810	$—	$17,810	$33,321	$—	$33,321
Book-and-ship	36,917	36,884	73,801	75,266	72,602	147,868
Net revenues	$54,727	$36,884	$91,611	$108,587	$72,602	$181,189

	Three Months Ended September 30, 2017			Six Months Ended September 30, 2017
	Industrial Products	Specialty Chemicals	Total	Industrial Products	Specialty Chemicals	Total
Build-to-order	$17,412	$—	$17,412	$34,181	$—	$34,181
Book-and-ship	31,075	35,936	67,011	67,567	71,972	139,539
Net revenues	$48,487	$35,936	$84,423	$101,748	$71,972	$173,720

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2018:	$2,685
Revenue recognized during the period	(1,400)
Transfer of project costs in excess of billings	(304)
New contracts during the period	1,253
Balance at September 30, 2018	$2,234

17. SEGMENTS

As discussed in Note 18 to our consolidated financial statements in our Annual Report, we conduct our operations through two business segments based on type of product and how we manage the business, those are Industrial Products and Specialty Chemicals.

Three Months Ended September 30, 2018:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$54,727	$36,884	$91,611	$1	$91,612
Operating income	14,212	6,158	20,370	(3,166)	17,204

Three Months Ended September 30, 2017:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$48,487	$35,936	$84,423	$(1)	$84,422
Operating income	12,299	5,281	17,580	(3,028)	14,552

Six Months Ended September 30, 2018:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$108,587	$72,602	$181,189	$1	$181,190
Operating income	28,105	12,631	40,736	(5,787)	34,949

Six Months Ended September 30, 2017:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$101,748	$71,972	$173,720	$1	$173,721
Operating income	25,962	10,780	36,742	(5,519)	31,223

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

Overview

We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilation and air conditioning ("HVAC") and refrigeration applications, sealants and high-performance specialty lubricants. Markets that we serve include HVAC, architecturally-specified building products, industrial, plumbing, energy, rail, mining and other general industrial markets. Our operations are concentrated in the U.S. and Canada.  We also have distribution operations in Australia, Canada and the United Kingdom ("U.K."), and our products are sold directly or through designated channels both domestically and internationally.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. The maintenance, repair and overhaul activities of our customers, as well as the consumable nature of many of our products, provide a source of recurring revenue for us. We also offer certain custom and semi-custom products, which enhance our customer relationships. The reputation of our product portfolio is built on more than 125 well-respected brand names, such as RectorSeal No. 5®, KOPR KOTE®, KATS® Coatings, Jet-Lube Extreme®, Smoke Guard®, Safe-T-Switch®, Mighty Bracket™, Balco®, Whitmore®, Air Sentry®, Oil Safe®, Deacon®, AC Leak Freeze®, and Greco Aluminum Railings® .

We believe that our broad portfolio of products and markets served and our brand recognition will continue to provide opportunities; however, we face ongoing challenges that affect many companies operating within our served industries, which are influenced by, among other things, environmental and other regulatory compliance and overall global economic conditions.

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

Discontinued Operations

During the fiscal quarter ended December 31, 2017, we commenced a sale process to divest our former Strathmore Products business (the "Coatings business") to allow us to focus resources on our core growth platforms. Our Coatings business manufactured specialized industrial coating products including urethanes, epoxies, acrylics and alkyds. The Coatings business met the held-for-sale criteria under the requirements of ASC 360, and accordingly we classified and accounted for the assets and liabilities of the Coatings business as held-for-sale. During the three months ended September 30, 2018, we received an aggregate of $6.9 million for the sale of assets that related to our Coatings business in multiple transactions. This resulted in gains on disposal of $6.9 million due to write-downs of long-lived assets in prior periods. See Note 2 to the condensed consolidated financial statements included in this Quarterly Report for additional information.

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

Revenues, net

	Three Months Ended September 30,
(Amounts in thousands)	2018	2017
Revenues, net	$91,612	$84,422

	Six Months Ended September 30,
(Amounts in thousands)	2018	2017
Revenues, net	$181,190	$173,721

Net revenues for the three months ended September 30, 2018 increased $7.2 million, or 8.5%, as compared with the three months ended September 30, 2017. The increase was primarily attributable to an increase in the Industrial Products segment due to strong HVAC sales as a result of a hot summer, as well as a slight increase in the Specialty Chemicals segment as discussed in the Segment results below.  Net revenues also increased as a result of $2.6 million in estimated total lost sales in the prior year resulting from disruptions attributable to Hurricanes Harvey and Irma that did not recur.

Net revenues for the six months ended September 30, 2018 increased $7.5 million, or 4.3%, as compared with the six months ended September 30, 2017. The increase was primarily due to the performance in the three months ended September 30, 2018, as described above. Net revenues also increased as a result of $2.6 million in estimated total lost sales in the prior year resulting from disruptions attributable to Hurricanes Harvey and Irma that did not recur.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2018	2017
Gross profit	$42,209	$39,661
Gross profit margin	46.1%	47.0%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2018	2017
Gross profit	$84,298	$81,534
Gross profit margin	46.5%	46.9%

Gross profit for the three months ended September 30, 2018 increased $2.5 million, or 6.4%, as compared with the three months ended September 30, 2017. The increase in gross profit was due to increased sales, partially offset by negative product mix, as well as increased freight and other manufacturing costs. Gross profit margin of 46.1% for the three months ended September 30, 2018 decreased as compared with 47.0% for the three months ended September 30, 2017 as a result of negative product mix, as well as increased freight and other manufacturing costs, which more than offset sales leverage.

Gross profit for the six months ended September 30, 2018 increased $2.8 million, or 3.4%, as compared with the six months ended September 30, 2017. The increase in gross profit was due to increased sales, $2.6 million in gains on sales of property, plant and equipment and $1.0 million in restructuring and realignment costs in the prior year that did not recur, mostly offset by negative product mix and increased freight and other manufacturing costs. Gross profit margin of 46.5% for the six months ended September 30, 2018 decreased as compared with 46.9% for the six months ended September 30, 2017 as the impact of negative product mix and freight and other manufacturing costs exceeded the impact of sales leverage and the gains on property, plant and equipment sales.

Operating Expenses

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2018	2017
Operating expenses	$25,005	$25,109
Operating expenses as a percentage of revenues, net	27.3%	29.7%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2018	2017
Operating expenses	$49,349	$50,311
Operating expenses as a percentage of revenues, net	27.2%	29.0%

Operating expenses for the three months ended September 30, 2018 decreased $0.1 million, or 0.4%, as compared with the three months ended September 30, 2017.  The decrease in operating expenses as a percentage of sales was attributable to leverage on increased sales.

Operating expenses for the six months ended September 30, 2018 decreased $1.0 million, or 1.9%, as compared with the six months ended September 30, 2017. The decrease in operating expenses and operating expenses as a percentage of sales, was attributable to lower professional fees and savings as a result of prior year period restructuring and realignment activities that did not recur during the current period.

Operating Income

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2018	2017
Operating income	$17,204	$14,552
Operating margin	18.8%	17.2%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2018	2017
Operating income	$34,949	$31,223
Operating margin	19.3%	18.0%

Operating income for the three months ended September 30, 2018 increased $2.7 million, or 18.2%, as compared with the three months ended September 30, 2017, primarily as a result of the increase in gross profit and decrease in operating expenses, as discussed above.

Operating income for the six months ended September 30, 2018 increased $3.7 million, or 11.9%, as compared with the six months ended September 30, 2017, primarily as a result of the increase in gross profit and decrease in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $0.4 million for the three months ended September 30, 2018 decreased $0.3 million as compared with the three months ended September 30, 2017. Net interest expense of $0.8 million for the six months ended September 30, 2018 decreased $0.5 million as compared with the six months ended September 30, 2017. The decreases were attributable to a reduction in our outstanding long-term debt, slightly offset by an increase in interest rates.

Other income decreased by $0.5 million for the three months ended September 30, 2018 as compared with the three months ended September 30, 2017, due primarily to an increase in pension expense and a decrease in gains on sales of non-operating assets. Other income increased by $0.2 million for the six months ended September 30, 2018 as compared with the six months ended September 30, 2017, due primarily to an increase in gains arising from transactions in currencies other than our sites'

functional currencies and an increase in gains on sales of non-operating assets, partially offset by an increase in pension expense.

Provision for Income Taxes and Effective Tax Rate

For the three months ended September 30, 2018, we earned $16.9 million from continuing operations before taxes and provided for income taxes of $4.4 million, resulting in an effective tax rate of 26.3%. For the six months ended September 30, 2018, we earned $35.0 million from continuing operations before taxes and provided for income taxes of $8.5 million, resulting in an effective tax rate of 24.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2018 were primarily impacted by an increase in income related to foreign operations, as well as increased operations in domestic jurisdictions with higher state tax rates.

For the three months ended September 30, 2017, we earned $14.5 million from continuing operations before taxes and provided for income taxes of $5.3 million, resulting in an effective tax rate of 36.8%. For the six months ended September 30, 2017, we earned $30.5 million from continuing operations before taxes and provided for income taxes of $11.1 million, resulting in an effective tax rate of 36.4%.  The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2017 were primarily impacted by adjustments related to state tax returns, as well as increases in the reserves for uncertain tax provisions.

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

	Three Months Ended September 30,
(Amounts in thousands)	2018	2017
Revenues, net	$54,727	$48,487
Operating income	14,212	12,299
Operating margin	26.0%	25.4%

	Six Months Ended September 30,
(Amounts in thousands)	2018	2017
Revenues, net	$108,587	$101,748
Operating income	28,105	25,962
Operating margin	25.9%	25.5%

Net revenues for the three months ended September 30, 2018 increased $6.2 million, or 12.9%, as compared with the three months ended September 30, 2017. The increase was primarily attributable to increased sales volumes into the HVAC end market, due to the hot summer, and, to a lesser extent, the general industrial end market.  Net revenues also increased as a result of $1.6 million in total lost sales in the prior year resulting from disruptions attributable to Hurricanes Harvey and Irma that did not recur.

Net revenues for the six months ended September 30, 2018 increased $6.8 million, or 6.7%, as compared with the six months ended September 30, 2017. The increase was primarily attributable to increased sales volumes in the HVAC end market, due to the hot summer, as well as the general industrial and rail end markets. Net revenues also increased as a result of $1.6 million in total lost sales in the prior year resulting from disruptions attributable to Hurricanes Harvey and Irma that did not recur. This was slightly offset by decreased sales volumes in the architecturally-specified building products end market, which were negatively impacted by $0.5 million as a result of the adoption of ASC Topic 606 (as discussed in Note 16 to our condensed consolidated financial statements included in this Quarterly Report).

Operating income for the three months ended September 30, 2018 increased $1.9 million, or 15.6%, as compared with the three months ended September 30, 2017. The increase was due primarily to the impact of increased sales.

Operating income for the six months ended September 30, 2018 increased $2.1 million, or 8.3%, as compared with the six months ended September 30, 2017. The increase was due primarily to the impact of leverage from increased sales, as well as a result of a $0.5 million gain on the sale of property, plant and equipment and $0.4 million in restructuring and realignment in the prior year that did not recur, slightly offset by a $0.2 million negative impact resulting from the adoption of ASC Topic 606.

Specialty Chemicals Segment Results

Specialty Chemicals is comprised of pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations, and degreasers and cleaners.

	Three Months Ended September 30,
(Amounts in thousands)	2018	2017
Revenues, net	$36,884	$35,936
Operating income	6,158	5,281
Operating margin	16.7%	14.7%

	Six Months Ended September 30,
(Amounts in thousands)	2018	2017
Revenues, net	$72,602	$71,972
Operating income	12,631	10,780
Operating margin	17.4%	15.0%

Net revenues for the three months ended September 30, 2018 increased $0.9 million, or 2.6%, as compared with the three months ended September 30, 2017.  The increase was attributable to the estimated effect of HVAC and plumbing sales lost in the prior year resulting from disruptions attributable to Hurricanes Harvey and Irma that did not recur.

Net revenues for the six months ended September 30, 2018 increased $0.6 million, or 0.9%, as compared with the six months ended September 30, 2017.  The increase was attributable to the estimated effect of HVAC and plumbing sales lost in the prior year resulting from disruptions attributable to Hurricanes Harvey and Irma that did not recur.

Operating income for the three months ended September 30, 2018 increased $0.9 million, or 16.6%, as compared with the three months ended September 30, 2017. The increase was attributable to leverage from increased sales and positive product mix.

Operating income for the six months ended September 30, 2018 increased $1.9 million, or 17.2%, as compared with the six months ended September 30, 2017. The increase was attributable to a $2.2 million gain recognized from the sale of property, plant and equipment, $0.9 million in restructuring and realignment in the prior year that did not recur, partially offset by negative product mix.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Six Months Ended September 30,
(Amounts in thousands)	2018	2017
Net cash provided by operating activities, continuing operations	$32,514	$31,883
Net cash provided by (used in) investing activities, continuing operations	805	(2,487)
Net cash used in financing activities	(33,278)	(20,129)

Existing cash, cash generated by continuing operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance (including cash and cash equivalents) at September 30, 2018 was $11.2 million, as compared with $11.7 million at March 31, 2018.

For the six months ended September 30, 2018, our cash provided by operating activities from continuing operations was $32.5 million, as compared with $31.9 million for six months ended September 30, 2017.  Cash flows used in continuing operations for working capital for the six months ended September 30, 2018 were primarily due to higher inventories ($5.7 million), higher prepaid expenses and other current assets ($4.2 million) and lower accounts payable and other current liabilities ($1.2 million), partially offset by lower accounts receivable ($1.5 million). Cash flows provided by continuing operations for working capital for the six months ended September 30, 2017 were primarily due to higher accounts payable and other current liabilities ($11.0 million) and lower prepaid expenses and other current assets ($0.7 million), partially offset by higher accounts receivable ($2.7 million).

Cash flows provided by (used in) investing activities of continuing operations during the six months ended September 30, 2018 were $0.8 million as compared with $2.5 million of cash used in investing activities of continuing operations during the six months ended September 30, 2017. Proceeds from the sale of assets during the six months ended September 30, 2018 were $3.5 million as compared with $0.5 million of proceeds during the six months ended September 30, 2017. Capital expenditures during the six months ended September 30, 2018 were $2.7 million, a decrease of $0.2 million as compared with the six months ended September 30, 2017. Our capital expenditures primarily are focused on continuous improvement, automation and consolidation of manufacturing facilities.

Cash flows used in financing activities for continuing operations during the six months ended September 30, 2018 were $33.3 million as compared with $20.1 million for the six months ended September 30, 2017. Cash outflows during the six months ended September 30, 2018 included $30.8 million for the repurchase of shares under our share repurchase program (as discussed in Note 10 to our condensed consolidated financial statements included in this Quarterly Report). Cash outflows during the six months ended September 30, 2017, resulted primarily from repayments on our Revolving Credit Facility (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report).

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness. We were in compliance with all covenants as of September 30, 2018.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness. This agreement is more fully described in Note 8 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the six months ended September 30, 2018, with the exception of the adoption of ASC Topic 606 as discussed in Note 1.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of September 30, 2018, we had $10.0 million outstanding variable rate indebtedness, after consideration of our interest rate swap. We manage, or hedge, interest rate risks related to our borrowings by means of an interest rate swap agreement. At September 30, 2018, we had an interest rate swap agreement that covered 54.0% of our total $21.7 million of our total outstanding indebtedness. Each quarter point change in interest rates would result in a negligible change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency.  We recognized foreign currency transaction net gains (losses) of negligible amounts for both of the three months ended September 30, 2018 and 2017, and $0.4 million and $(0.3) million for the six months ended September 30, 2018 and 2017, respectively, which are included in other income (expense), net on our condensed consolidated statements of income. We realized a net (loss) gain associated with foreign currency translation of less than $(0.1) million and $2.0 million for the three months ended September 30, 2018 and 2017, respectively, and $(1.4) million and $3.6 million for the six months ended September 30, 2018 and 2017, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at September 30, 2018, a 10% change in the foreign currency exchange rates for the three months ended September 30, 2018 would have impacted our net earnings by a negligible amount. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act")) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the risk factors discussed in our Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may arise in the future that could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 10 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program. Through September 30, 2018, an aggregate of 598,704 shares have been repurchased under this program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
July 1 - 31	2,957	(b)	$52.52	2,401	$26.3
August 1 - 31	337,636		54.90	337,636	7.8
September 1 - 30	85,836		55.95	85,836	3.0
Total	426,429			425,873

a. On November 11, 2016, we announced that our Board of Directors authorized us to repurchase shares of our common stock up to an aggregate market value of $35.0 million during a two-year period. The program may be limited or terminated at any time. As of September 30, 2018, 598,704 shares of our common stock has been repurchased under the program for an aggregate of $32.0 million.
b.  Includes 556 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $52.99.

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of CSW Industrials, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 15, 2018)
3.2
CSW Industrials, Inc. Amended and Restated Bylaws, adopted and effective August 14, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on August 15, 2018)

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101+	INSTANCE DOCUMENT- the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
EX-101+	SCHEMA DOCUMENT
EX-101+	CALCULATION LINKBASE DOCUMENT
EX-101+	LABELS LINKBASE DOCUMENT
EX-101+	PRESENTATION LINKBASE DOCUMENT
EX-101+	DEFINITION LINKBASE DOCUMENT

_________________________
+ Filed herewith
++ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSW INDUSTRIALS, INC.

November 7, 2018	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

November 7, 2018	/s/ Greggory W. Branning
Greggory W. Branning
Chief Financial Officer (Principal Financial Officer)