Form 10-Q
period 2018-12-31
CSW INDUSTRIALS, INC.
filed 2019-02-05
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 30, 2019, there were 15,071,684 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2018 and 2017 (unaudited)	1
	Condensed Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018 (unaudited)	2
	Consolidated Condensed Statements of Equity as of December 31, 2018 and 2017 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017 (unaudited)	6
	Notes to the Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6.	Exhibits	33
SIGNATURES		34
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
CSW INDUSTRIALS, INC.
Item 1. Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share amounts)	2018	2017	2018	2017
Revenues, net	$77,488	$69,036	$258,678	$242,757
Cost of revenues	(43,260)	(38,826)	(140,153)	(131,013)
Gross profit	34,228	30,210	118,525	111,744
Selling, general and administrative expenses	(24,807)	(22,270)	(74,156)	(72,581)
Operating income	9,421	7,940	44,369	39,163
Interest expense, net	(289)	(540)	(1,094)	(1,842)
Other income, net	336	375	1,157	994
Income before income taxes	9,468	7,775	44,432	38,315
Provision for income taxes	(3,471)	(5,140)	(12,005)	(16,243)
Income from continuing operations	5,997	2,635	32,427	22,072
Income (loss) from discontinued operations, net of tax	(1,016)	(36,672)	(616)	(40,293)
Net income (loss)	$4,981	$(34,037)	$31,811	$(18,221)

Basic earnings (loss) per common share:
Continuing operations	$0.39	$0.17	$2.09	$1.41
Discontinued operations	(0.06)	(2.34)	(0.04)	(2.57)
Net income (loss)	$0.33	$(2.17)	$2.05	$(1.16)

Diluted earnings (loss) per common share:
Continuing operations	$0.39	$0.17	$2.07	$1.41
Discontinued operations	(0.07)	(2.34)	(0.04)	(2.57)
Net income (loss)	$0.32	$(2.17)	$2.03	$(1.16)
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2018	2017	2018	2017
Net income (loss)	$4,981	$(34,037)	$31,811	$(18,221)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,582)	(134)	(3,024)	3,503
Cash flow hedging activity, net of taxes of $67, $(57), $0 and $(38), respectively	(254)	106	(2)	72
Pension and other postretirement effects, net of taxes of $(11), $(5), $(17) and $9, respectively	41	9	63	(17)
Other comprehensive (loss) income	(1,795)	(19)	(2,963)	3,558
Comprehensive income (loss)	$3,186	$(34,056)	$28,848	$(14,663)
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share amounts)	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14,624	$11,706
Accounts receivable, net of allowance for doubtful accounts of $701 and $1,015, respectively	50,277	63,383
Inventories, net	50,444	42,974
Prepaid expenses and other current assets	9,323	7,077
Current assets, discontinued operations	21	2,427
Total current assets	124,689	127,567
Property, plant and equipment, net of accumulated depreciation of $64,911 and $61,967, respectively	52,720	54,473
Goodwill	80,838	81,764
Intangible assets, net	47,376	53,054
Other assets	11,861	23,958
Total assets	$317,484	$340,816

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,514	$16,826
Accrued and other current liabilities	29,138	23,501
Current portion of long-term debt	561	561
Current liabilities, discontinued operations	168	3,966
Total current liabilities	44,381	44,854
Long-term debt	11,039	23,459
Retirement benefits payable	1,789	2,017
Other long-term liabilities	5,484	4,721
Noncurrent liabilities, discontinued operations	964	—
Total liabilities	63,657	75,051
Equity:
Common shares, $0.01 par value	158	158
Shares authorized – 50,000
Shares issued – 16,000 and 15,957, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized and issued – 10,000 and 0, respectively
Additional paid-in capital	45,576	42,684
Treasury shares, at cost (866 and 80 shares, respectively)	(45,007)	(3,252)
Retained earnings	263,538	233,650
Accumulated other comprehensive loss	(10,438)	(7,475)
Total equity	253,827	265,765
Total liabilities and equity	$317,484	$340,816
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2018	$158	$(3,252)	$42,684	$233,650	$(7,475)	$265,765
Share-based and other executive compensation	—	—	929	—	—	929
Stock activity under stock plans	—	(136)	—	—	—	(136)
Repurchase of common shares	—	(7,366)	—	—	—	(7,366)
Adoption of ASU 2016-16	—	—	—	(1,232)	—	(1,232)
Adoption of ASC 606	—	—	—	(692)	—	(692)
Net income	—	—	—	11,676	—	11,676
Other comprehensive income, net of tax	—	—	—	—	(1,335)	(1,335)
Balance at June 30, 2018	$158	$(10,754)	$43,613	$243,402	$(8,810)	$267,609
Share-based and other executive compensation	—	—	865	—	—	865
Stock activity under stock plans	—	(29)	—	—	—	(29)
Repurchase of common shares	—	(23,466)	—	—	—	(23,466)
Net income	—	—	—	15,155	—	15,155
Other comprehensive income, net of tax	—	—	—	—	167	167
Balance at September 30, 2018	$158	$(34,249)	$44,478	$258,557	$(8,643)	$260,301
Share-based and other executive compensation	—	—	1,098	—	—	1,098
Stock activity under stock plans	—	(866)	—	—	—	(866)
Repurchase of common shares	—	(9,892)	—	—	—	(9,892)
Net income	—	—	—	4,981	—	4,981
Other comprehensive income, net of tax	—	—	—	—	(1,795)	(1,795)
Balance at December 31, 2018	$158	$(45,007)	$45,576	$263,538	$(10,438)	$253,827

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2017	$157	$(1,011)	$38,701	$245,026	$(10,435)	$272,438
Share-based and other executive compensation	—	—	1,017	—	—	1,017
Stock activity under stock plans	—	(10)	—	—	—	(10)
Adoption of ASU 2016-09	—	—	(506)	506	—	—
Net income	—	—	—	8,514	—	8,514
Other comprehensive income, net of tax	—	—	—	—	1,626	1,626
Balance at June 30, 2017	$157	$(1,021)	$39,212	$254,046	$(8,809)	$283,585
Share-based and other executive compensation	—	—	1,019	—	—	1,019
Stock activity under stock plans	—	(16)	328	—	—	312
Net income	—	—	—	7,302	—	7,302
Other comprehensive income, net of tax	—	—	—	—	1,951	1,951
Balance at September 30, 2017	$157	$(1,037)	$40,559	$261,348	$(6,858)	$294,169
Share-based and other executive compensation	—	—	1,293	—	—	1,293
Stock activity under stock plans	1	(916)	(1)	—	—	(916)
Repurchase of common shares	—	(55)	—	—	—	(55)
Net loss	—	—	—	(34,037)	—	(34,037)
Other comprehensive income, net of tax	—	—	—	—	(19)	(19)
Balance at December 31, 2017	$158	$(2,008)	$41,851	$227,311	$(6,877)	$260,435

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
(Amounts in thousands)	2018	2017
Cash flows from operating activities:
Net income (loss)	$31,811	$(18,221)
Less: Loss from discontinued operations	(616)	(40,293)
Income from continuing operations	32,427	22,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,599	5,697
Amortization of intangible and other assets	4,799	5,450
Provision for inventory reserves	822	220
Provision for doubtful accounts	126	(6)
Share-based and other executive compensation	2,893	3,329
Net gain on disposals of property, plant and equipment	(2,854)	(89)
Net pension benefit	(296)	(974)
Net deferred taxes	10,225	(430)
Changes in operating assets and liabilities:
Accounts receivable, net	12,450	8,673
Inventories	(7,676)	(1,262)
Prepaid expenses and other current assets	(2,263)	375
Other assets	293	9
Accounts payable and other current liabilities	1,755	10,343
Retirement benefits payable and other liabilities	(19)	(6,357)
Net cash provided by operating activities, continuing operations	58,281	47,050
Net cash used in operating activities, discontinued operations	(8,401)	(8,291)
Net cash provided by operating activities	49,880	38,759
Cash flows from investing activities:
Capital expenditures	(4,766)	(4,263)
Proceeds from sale of assets held for investment	2,102	546
Proceeds from sale of assets	3,291	22
Net change in bank time deposits	—	1,840
Net cash provided by (used in) investing activities, continuing operations	627	(1,855)
Net cash provided by (used in) investing activities, discontinued operations	7,356	(825)
Net cash provided by (used in) investing activities	7,983	(2,680)
Cash flows from financing activities:
Borrowings on lines of credit	8,000	—
Repayments of lines of credit	(20,421)	(33,046)
Payments of deferred loan costs	—	(422)
Purchase of treasury shares	(41,755)	(997)
Proceeds from stock option activity	—	328
Net cash used in financing activities	(54,176)	(34,137)
Effect of exchange rate changes on cash and equivalents	(769)	1,454
Net change in cash and cash equivalents	2,918	3,396
Cash and cash equivalents, beginning of period	11,706	23,146
Cash and cash equivalents, end of period	$14,624	$26,542
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 (“Quarterly Report”) include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of December 31, 2018, and the results of operations for the three and nine month periods ended December 31, 2018 and 2017.  All adjustments are of a normal, recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation. Where applicable, prior period information has been updated to conform to current year presentation.

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

Discontinued Operations

During the fiscal quarter ended December 31, 2017, we committed to a plan to divest our Strathmore Products business (the "Coatings business"). This determination resulted in the reclassification of the assets and liabilities comprising that business to assets held-for-sale, and a corresponding adjustment to our condensed consolidated statements of income to reflect discontinued operations for all periods presented. Refer to Note 2 for additional information.

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

	Severance/ Retention	Asset Write-down	Other (a)	Total
Nine Months Ended December 31, 2017
Cost of revenues	$—	$69	$163	$232
Total	$—	$69	$163	$232

Inception to Date Restructuring Charges
Cost of revenues	$291	$69	$496	$856
Total	$291	$69	$496	$856

a. Other consisted of moving costs related to relocation of manufacturing activities, recruiting fees to increase staff in locations where production was relocated and duplicate and inefficient labor costs incurred during the transition and relocation.  The charges were expensed as incurred.

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

Revenue Recognition – We recognize revenues to depict the transfer of control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Refer to Note 16 for further discussion. We recognize revenue when all of the following criteria have been met: (i) a contract with a customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price to the customer has been allocated to the performance obligations, and (v) performance obligations are satisfied, which are more fully described below.

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

Accounting Developments

Pronouncements Implemented

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which was subsequently amended with additional ASUs including ASU No. 2016-12, issued in May 2016, and ASU No. 2016-20, issued in December 2016. ASU No. 2014-09, as amended, supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)."  The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  On April 1, 2018, we adopted the new revenue standard using the modified retrospective method for transition, applying the guidance to those contracts that were not completed as of that date.  In accordance with our method of transition, we calculated the cumulative effect of the changes made to our condensed consolidated balance sheet and recorded a cumulative effect adjustment to decrease retained earnings by $0.7 million, mostly associated with transition of contracts with revenue previously recognized under the percentage of completion ("POC") method of revenue recognition.  We have modified our accounting policies to support compliance with the standard requirements. Revenue recognition and related financial information for this Quarterly Report are based on the requirements of Accounting Standards Codification ("ASC") Topic 606. Accordingly, periods prior to April 1, 2018 are presented in accordance with ASC Topic 605. Refer to Note 16 for a discussion of our adoption of ASC Topic 606.

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

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," to improve the accounting for the income tax consequences arising from these types of transfers.  This ASU aligns the recognition of the income tax consequences with International Financial Reporting Standards.  Specifically, International Accounting Standards No. 12, "Income Taxes," requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs.  We adopted this standard effective April 1, 2018. The resulting impact was a reduction of opening retained earnings of 1.2 million.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments in this ASU require that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business.  We adopted this standard effective April 1, 2018. This standard did not have an impact on our financial position or results of operations as we did not have any acquisitions or dispositions during the nine months ended December 31, 2018 for which we applied this guidance.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires that an employer disaggregate the service cost component from the other components of net benefit cost.  The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the statement of income and allow only the service cost component of net benefit cost to be eligible for capitalization.  We adopted this standard effective April 1, 2018 on a retrospective basis.  The adoption of this ASU had no impact on our financial condition or results of operations, except for reclassification of costs within the condensed consolidated income statement.  Refer to Note 12 for details of the impact of the adoption of this ASU.

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

The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") 118 to provide guidance for companies that were not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  In accordance with SAB 118, we recorded provisional amounts reflecting the impact of the Tax Act in our consolidated financial statements and related disclosures as of March 31, 2018.  As of March 31, 2018, we recorded an estimate of $1.9 million related to the deemed repatriation provision of the Tax Act.  During the quarter ended December 31, 2018, we recorded additional expense of $0.5 million related to the deemed repatriation provision of the Tax Act as the deemed repatriation calculation was finalized in connection with the filing of our federal tax return. With the finalization of the deemed repatriation calculation and the expiration of the measurement period under SAB 118 during the quarter ended December 31, 2018, our accounting for the income tax effects of the Tax Act for the period of enactment is now complete.

The Tax Act subjects us to GILTI earned by certain of our foreign subsidiaries.  In general, this income will effectively be taxed at a 10.5% tax rate reduced by any available current year foreign tax credits.  This provision was effective for taxable years beginning after December 31, 2017.  Under U.S. GAAP, we are allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method") or (2) factoring such amounts into measurement of our deferred taxes (the "deferred method").  We have adopted the period cost method and will treat the inclusion of GILTI as current period expense when incurred.  We recorded tax expense of $0.7 million excluding credits related to GILTI tax related to current year operations in our estimated annual effective tax rate.

The Tax Act allows a domestic corporation an immediate deduction in U.S. taxable income for a portion of its FDII.  The amount of the deduction will depend in part on our U.S. taxable income.  The FDII deduction will be available for the current fiscal year ending March 31, 2019.  We have recorded a $0.3 million tax benefit for the FDII deduction related to the current year operations in our estimated annual effective tax rate.

Pronouncements not yet implemented

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which has been subsequently amended with additional ASUs including ASU No. 2018-10 and ASU No. 2018-11 issued in July 2018 and ASU No. 2018-20 issued in December 2018, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP.  This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is permitted with certain practical expedients. Early adoption is permitted.  We continue to evaluate critical components of this new guidance and the potential impact that the guidance will have on our financial position, results of operations and cash flows, which includes review of our leasing contracts and implementation of our selected software tool.  The impact of adoption on our financial position, results of operations and cash flows will be available when the software implementation is complete.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," as amended by ASU No. 2018-19, which requires, among other things, the use of a new current expected credit loss ("CECL") model in order to determine our allowances for doubtful accounts with respect to accounts receivable.  The CECL model requires that we estimate our lifetime expected credit loss with respect to our receivables and contract assets and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected.  We will also be required to disclose information about how we developed the allowances, including changes in the factors that influenced our estimate of expected credit losses and the reasons for those changes.  This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019.  We are currently evaluating the impact of this ASU on our consolidated financial condition and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value.  An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  The amendments in this ASU should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The adoption of ASU No. 2017-04 will only impact our consolidated financial condition and results of operations to the extent that we incur a future goodwill impairment.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted improvements of Accounting for Hedging Activities."  The purpose of this ASU is to better align a company's risk management activities and financial reporting for hedging relationships.  Additionally, the ASU simplifies the hedge accounting requirements and improve the disclosures of hedging arrangements.  This ASU was amended by ASU 2018-16 to include the secured overnight financing rate as an acceptable reference rate. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018.  We do not expect adoption of this ASU to have a material impact on our consolidated financial condition or results of operations.

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

In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement," which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not expect adoption of this ASU to have a material impact on our consolidated financial condition and results of operations.

In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans," which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. This ASU is effective, on a retrospective basis, for fiscal years ending after December 15, 2020. Early adoption is permitted. We do not expect adoption of this ASU to have a material impact on our consolidated financial condition and results of operations.

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

Summarized selected financial information for the Coatings business for the three and nine months ended December 31, 2018 and 2017, is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
(amounts in thousands)	2018	2017	2018	2017
Revenues, net	$—	$4,616	$5,303	$19,289

Loss from discontinued operations before income taxes	(1,225)	(52,029)	(693)	(57,685)
Income tax benefit	209	15,357	77	17,392
Loss from discontinued operations, net	$(1,016)	$(36,672)	$(616)	$(40,293)

(amounts in thousands)	December 31, 2018	March 31, 2018
Assets
Accounts receivable, net	$—	$2,259
Prepaid expenses and other current assets (a)	21	168
Total assets	$21	$2,427

Liabilities
Accounts payable, accrued expenses and other liabilities	$1,132	$3,966

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

3. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2018	March 31, 2018
Raw materials and supplies	$21,734	$21,855
Work in process	5,998	3,756
Finished goods	30,748	24,561
Total inventories	58,480	50,172
Less: LIFO reserve	(5,711)	(5,511)
Less: Obsolescence reserve	(2,325)	(1,687)
Inventories, net	$50,444	$42,974

4. INTANGIBLE ASSETS

The following table provides information about our intangible assets (in thousands, except years):

		December 31, 2018		March 31, 2018
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,431	$(6,109)	$9,489	$(5,564)
Customer lists and amortized trademarks	12	56,471	(27,472)	58,160	(24,812)
Non-compete agreements	5	1,673	(987)	1,713	(762)
Other	10	5,011	(2,047)	5,017	(1529)
		$72,586	$(36,615)	$74,379	$(32,667)
Trade names and trademarks not being amortized:		$11,405	$—	$11,342	$—

Amortization expense for the three and nine months ended December 31, 2018 was $1.5 million and $4.6 million, respectively. Amortization expense for the three and nine months ended December 31, 2017, was $1.8 million and $5.3 million, respectively. The following table shows the estimated future amortization for intangible assets, as of December 31, 2018, for the remainder of the current fiscal year and the next five fiscal years ending March 31 (in thousands):

2019	$1,128
2020	6,220
2021	6,213
2022	6,185
2023	6,019
2024	5,944

5. SPIN-OFF EXECUTIVE COMPENSATION

Refer to Note 5 of our consolidated financial statements included in our Annual Report for a description of the Spin-Off Executive Compensation Plan as part of our prior spin-off transaction in September 2015.

As of December 31, 2017, all awards under the Spin-Off Executive Compensation Plan were fully vested.  As such, no executive compensation expense for the cash incentive payments under such plan for Joseph Armes, our President and CEO, was recorded during the three and nine months ended December 31, 2018. During the three and nine months ended December 31, 2017, we recorded executive compensation expense under the Spin-Off Executive Compensation Plan of $0.3 million and $0.8 million, respectively, for cash incentives and total stock compensation expense for Mr. Armes.

6.  SHARE-BASED COMPENSATION

Refer to Note 6 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan").  As of December 31, 2018, 857,501 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share-based compensation expense	$—	$1,099	$1,099	$19	$2,874	$2,893
Related income tax benefit	—	(232)	(232)	(2)	(631)	(633)
Net share-based compensation expense	$—	$867	$867	$17	$2,243	$2,260

	Three Months Ended December 31, 2017			Nine Months Ended December 31, 2017
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share-based compensation expense	$54	$1,067	$1,121	$162	$2,651	$2,813
Related income tax benefit	(16)	(375)	(391)	(49)	(937)	(986)
Net share-based compensation expense	$38	$692	$730	$113	$1,714	$1,827

Stock option activity was as follows:

	Nine Months Ended December 31, 2018
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2018:	231,717	$25.12
Granted	—	—
Outstanding at December 31, 2018	231,717	$25.12	5.5	$5.3
Exercisable at December 31, 2018	225,742	$25.15	5.5	$5.2

At December 31, 2018, we had an immaterial amount of unrecognized compensation cost related to non-vested stock options, which will be amortized into net income over the remaining weighted average vesting period of less than one year.  No options were granted or vested during the nine months ended December 31, 2018 and 2017.

Restricted share activity was as follows:

	Nine Months Ended December 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2018:	215,019	$37.41
Granted	90,085	55.24
Vested	(70,119)	36.90
Canceled	(18,127)	36.79
Outstanding at December 31, 2018	216,858	$45.03

During the restriction period, the holders of restricted shares are entitled to vote and, except for conversion awards issued under the Spin-Off Executive Compensation Plan (as discussed in Note 5 to our consolidated financial statements included in our Annual Report), receive dividends.  Unvested restricted shares outstanding as of December 31, 2018 and March 31, 2018 included 96,282 and 82,800 shares (at target), respectively, with performance-based vesting provisions, and vesting ranges from 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards do not provide for the rights to vote or receive cash dividends until vesting. Performance-based awards are earned upon the achievement of objective performance targets, and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period.

At December 31, 2018, we had unrecognized compensation cost related to unvested restricted shares of $6.9 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.0 years. The total fair value of restricted shares granted during the three months ended December 31, 2018 and 2017 was $3.3 million and $3.5 million, respectively. The total fair value of restricted shares vested during the three months ended December 31, 2018 and 2017 was $2.2 million and $1.7 million, respectively.  The total fair value of restricted shares granted during the nine months ended December 31, 2018 and 2017 was $5.0 million and $5.6 million, respectively. The total fair value of restricted shares vested during the nine months ended December 31, 2018 and 2017 was $2.6 million and $1.8 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	December 31, 2018	March 31, 2018
Revolving Credit Facility, interest rate of 3.77% and 3.13%, respectively	$—	$12,000
Whitmore Term Loan, interest rate of 4.52% and 3.88%, respectively	11,600	12,020
Total debt	11,600	24,020
Less: Current portion	(561)	(561)
Long-term debt	$11,039	$23,459

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, we have a five-year, $250.0 million revolving credit facility agreement, with an additional $50.0 million accordion feature, which matures on September 15, 2022 (the “Revolving Credit Facility”).  Borrowings under this facility bear interest at a rate of prime plus 0.25% or London Interbank Offered Rate ("LIBOR") plus 1.25%, which may be adjusted based on our leverage ratio.  We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility.  Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date.  The Revolving Credit Facility is secured by substantially all of our domestic assets. During the nine months ended December 31, 2018, we borrowed $8.0 million and repaid $20.0 million under this facility, and as of December 31, 2018 and March 31, 2018, we had a remaining outstanding balance of $0 and $12.0 million, respectively, which resulted in borrowing capacity of $300.0 million and $288.0 million, respectively, inclusive of the accordion feature.  Covenant compliance is tested quarterly, and we were in compliance with all covenants as of December 31, 2018.

Whitmore Term Loan

As of December 31, 2018, Whitmore Manufacturing (one of our wholly-owned operating subsidiaries) had a secured term loan ("Whitmore Term Loan") outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan matures on July 31, 2029 and requires payments of $140,000 due each quarter. Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%.  As of December 31, 2018 and March 31, 2018, Whitmore Manufacturing had $11.6 million and $12.0 million, respectively, in outstanding borrowings under the term loan.  Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 8.

8.  DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on a certain portion of our debt.  As of December 31, 2018 and March 31, 2018, we had $11.6 million and $12.0 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap is highly effective. At December 31, 2018, the maximum remaining length of the interest rate swap contract was approximately 11 years.  The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	December 31, 2018	March 31, 2018
Current derivative liabilities	$38	$88
Non-current derivative liabilities	225	134

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

9. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and nine months ended December 31, 2018 and 2017 (amounts in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Income from continuing operations	$5,997	$2,635	$32,427	$22,072
Income (loss) from discontinued operations	(1,016)	(36,672)	(616)	(40,293)
Net income	$4,981	$(34,037)	$31,811	$(18,221)

Weighted average shares:
Common stock	15,084	15,694	15,369	15,659
Participating securities	154	—	159	—
Denominator for basic earnings per common share	15,238	15,694	15,528	15,659
Potentially dilutive securities	115	—	117	—
Denominator for diluted earnings per common share	15,353	15,694	15,645	15,659

Basic earnings (loss) per common share:
Continuing operations	$0.39	$0.17	$2.09	$1.41
Discontinued operations	(0.06)	(2.34)	(0.04)	(2.57)
Net income	$0.33	$(2.17)	$2.05	$(1.16)

Diluted earnings (loss) per common share:
Continuing operations	$0.39	$0.17	$2.07	$1.41
Discontinued operations	(0.07)	(2.34)	(0.04)	(2.57)
Net income	$0.32	$(2.17)	$2.03	$(1.16)

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and restricted shares. As a result of the net loss for the three and nine-month periods ended December 31, 2017, we excluded 339 and 310, respectively, of unvested Restricted Shares from the calculation of diluted EPS due to their anti-dilutive effect.

10. SHAREHOLDERS' EQUITY

On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over a two-year time period.  We repurchased 57,499 and 629,659 shares of our common stock under this program during the three and nine months ended December 31, 2018, respectively, for an aggregate amount of $3.0 million and $33.8 million, respectively. As of October 31, 2018, a total of 656,203 shares had been repurchased for an aggregate amount of $35.0 million, and the program was completed.

On November 7, 2018, we announced that our Board of Directors authorized a new program to repurchase up to $75.0 million of our common stock over a two-year time period.  These shares may be repurchased from time to time in the open market or in privately negotiated transactions.  Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions.  The program may be limited or terminated at any time at our discretion without notice.  We repurchased 136,212 shares under the new program during the three months ended December 31, 2018 for an aggregate amount of $6.9 million.

11. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 8) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at December 31, 2018 and March 31, 2018 due to their short-term nature.

12. RETIREMENT PLANS

Refer to Note 13 to our consolidated financial statements included in our Annual Report for a description of our retirement and post-retirement benefits.

As disclosed in Note 1, we adopted ASU No. 2017-07, effective April 1, 2018 on a retrospective basis.  The resulting impact on the condensed consolidated income statements of reclassifying the impact of non-service component costs to other income, net for the three and nine months ended December 31, 2017 was an immaterial reduction in cost of revenues, an increase in selling, general and administrative expenses of $0.3 million and $1.0 million, respectively, and a decrease in other income, net of $0.3 million and $1.0 million, respectively.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Service cost, benefits earned during the period	$19	$14	$56	$41
Interest cost on projected benefit obligation	528	628	1,584	1,883
Expected return on assets	(664)	(980)	(1,991)	(2,941)
Amortization of net actuarial loss	12	7	36	21
Net pension benefit	$(105)	$(331)	$(315)	$(996)

The components of net periodic cost for retirement and postretirement benefits, other than service costs, are included in other income, net in our condensed consolidated statements of income.

13. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

14.  INCOME TAXES

For the three months ended December 31, 2018, we earned $9.5 million from continuing operations before taxes and provided for income taxes of $3.5 million, resulting in an effective tax rate of 36.7%. For the nine months ended December 31, 2018, we earned $44.4 million from continuing operations before taxes and provided for income taxes of $12.0 million, resulting in an effective tax rate of 27.0%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2018 primarily due to adjustments related to federal and foreign income tax returns.

For the three months ended December 31, 2017, we earned $7.8 million from continuing operations before taxes and provided for income taxes of $5.1 million, resulting in an effective tax rate of 66.1%. For the nine months ended December 31, 2017, we earned $38.3 million from continuing operations before taxes and provided for income taxes of $16.2 million, resulting in an effective tax rate of 42.4%.  The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2017 primarily due to the one-time mandatory repatriation tax under the new tax legislation.

We are currently under audit for our U.S. federal income tax returns for the fiscal years ended March 31, 2017 and 2016. We have not been notified of any potential adjustments.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended December 31,
	2018	2017
Currency translation adjustments:
Balance at beginning of period	$(6,279)	$(4,495)
Adjustments for foreign currency translation	(1,582)	(134)
Balance at end of period	$(7,861)	$(4,629)

Interest rate swaps:
Balance at beginning of period	$144	$(436)
Unrealized (losses) gains, net of taxes of $72 and $(40), respectively	(272)	74
Reclassification of losses included in interest expense, net, net of taxes of $(5) and $(17), respectively	18	32
Other comprehensive (loss) income	(254)	106
Balance at end of period	$(110)	$(330)

Defined benefit plans:
Balance at beginning of period	$(2,508)	$(1,927)
Amortization of net gains, net of taxes of $(11) and $(5), respectively (a)	41	9
Balance at end of period	$(2,467)	$(1,918)

	Nine Months Ended December 31,
	2018	2017
Currency translation adjustments:
Balance at beginning of period	$(4,837)	$(8,132)
Adjustments for foreign currency translation	(3,024)	3,503
Balance at end of period	$(7,861)	$(4,629)

Interest rate swaps:
Balance at beginning of period	$(108)	$(402)
Unrealized losses, net of taxes of $19 and $23, respectively	(73)	(43)
Reclassification of losses included in interest expense, net, net of taxes of $(19) and $(61), respectively	71	115
Other comprehensive income (loss)	(2)	72
Balance at end of period	$(110)	$(330)

Defined benefit plans:
Balance at beginning of period	$(2,530)	$(1,901)
Amortization of net gains (losses), net of taxes of $(17) and $9, respectively (a)	63	(17)
Balance at end of period	$(2,467)	$(1,918)

a.Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of less than $0.1 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2018.

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

Build-to-order products are architecturally-specified building products generally sold into the construction industry. Revenue generated from sales of products under build-to-order transactions are currently reflected in the results of our Industrial Products Segment. Occasionally, our built-to-order business lines enter into arrangements for the delivery of a customer-specified product and the provision of installation services. These orders are generally negotiated as a package and are commonly subject to retainage by the customer, which means the final 10% of the transaction price, when applicable, is not collectible until the overall construction project into which our products are incorporated is complete. The lead times for transfer to the customer can be up to 12 weeks. Revenue for goods is recognized at a point in time, but installation services are recognized over time as those services are performed. Installation services represented approximately 1% of total consolidated revenue for each of the three and nine months ended December 31, 2018.

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

Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
	Industrial Products	Specialty Chemicals	Total	Industrial Products	Specialty Chemicals	Total
Build-to-order	$17,917	$—	$17,917	$51,238	$—	$51,238
Book-and-ship	25,735	33,836	59,571	101,001	106,437	207,438
Net revenues	$43,652	$33,836	$77,488	$152,239	$106,437	$258,676

	Three Months Ended December 31, 2017			Nine Months Ended December 31, 2017
	Industrial Products	Specialty Chemicals	Total	Industrial Products	Specialty Chemicals	Total
Build-to-order	$15,652	$—	$15,652	$49,833	$—	$49,833
Book-and-ship	22,254	31,129	53,383	89,821	103,101	192,922
Net revenues	$37,906	$31,129	$69,035	$139,654	$103,101	$242,755

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2018:	$2,685
Revenue recognized during the period	(1,545)
Transfer of project costs in excess of billings	(304)
New contracts during the period	1,727
Balance at December 31, 2018	$2,563

17. SEGMENTS

As discussed in Note 18 to our consolidated financial statements in our Annual Report, we conduct our operations through two business segments based on type of product and how we manage the business, those are Industrial Products and Specialty Chemicals.

Three Months Ended December 31, 2018:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$43,652	$33,836	$77,488	$—	$77,488
Operating income	8,059	4,574	12,633	(3,212)	9,421

Three Months Ended December 31, 2017:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$37,906	$31,129	$69,035	$1	$69,036
Operating income	7,323	3,890	11,213	(3,273)	7,940

Nine Months Ended December 31, 2018:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$152,239	$106,437	$258,676	$2	$258,678
Operating income	36,164	17,205	53,369	(9,000)	44,369

Nine Months Ended December 31, 2017:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$139,654	$103,101	$242,755	$2	$242,757
Operating income	33,285	14,670	47,955	(8,792)	39,163

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

Overview

We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals.  Within both of these segments, our broad portfolio of leading products provides performance optimizing solutions to our customers.  Our products include mechanical products for heating, ventilation and air conditioning ("HVAC") and refrigeration applications, sealants, high-performance specialty lubricants and building safety products.  Markets that we serve include HVAC, architecturally-specified building products, industrial, plumbing, energy, rail, mining and other general industrial markets.  Our manufacturing operations are concentrated in the U.S. and Canada. We also have distribution operations in Australia, Canada and the United Kingdom ("U.K."), and our products are sold directly or through designated channels both domestically and internationally.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations.  The maintenance, repair and overhaul activities of our customers, as well as the consumable nature of many of our products, provide a source of recurring revenue for us.  We also offer certain custom and semi-custom products, which enhance our ability to provide solutions for our customers and help build strong customer relationships.  The reputation of our product portfolio is built on more than 125 respected brand names that are well-known within our served markets, such as RectorSeal No. 5®, KOPR KOTE®, KATS® Coatings, Jet-Lube Extreme®, Smoke Guard®, Safe-T-Switch®, Mighty Bracket™, Balco®, Whitmore®, Air Sentry®, Oil Safe®, Deacon®, AC Leak Freeze®, and Greco Aluminum Railings® .

The U.S. government and certain foreign countries have imposed tariffs on certain products that we buy and sell as part of our business, including aluminum, steel, chemicals and other purchased products. We continue to monitor the impact of these tariffs and overall trade policy on our suppliers and customers and within our own business, and we have imposed price increases in certain areas and are taking other actions to mitigate the impact of such tariffs. We believe through our actions, the financial impact to our operations is not material, although we will continue to monitor the effects of such tariffs.

Discontinued Operations

During the fiscal quarter ended December 31, 2017, we commenced a sale process to divest our former Strathmore Products business (the "Coatings business") to allow us to focus resources on our core growth platforms.  Our Coatings business manufactured specialized industrial coating products including urethanes, epoxies, acrylics and alkyds.  The Coatings business met the held-for-sale criteria under the requirements of ASC 360, and accordingly we classified and accounted for the assets and liabilities of the Coatings business as held-for-sale. During the fiscal quarter ended September 30, 2018, we received an aggregate of $6.9 million for the sale of assets that related to our Coatings business in multiple transactions. This resulted in gains on disposal of $6.9 million due to write-downs of long-lived assets in prior periods. See Note 2 to the condensed consolidated financial statements included in this Quarterly Report for additional information.

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

Revenues, net

	Three Months Ended December 31,
(Amounts in thousands)	2018	2017
Revenues, net	$77,488	$69,036

	Nine Months Ended December 31,
(Amounts in thousands)	2018	2017
Revenues, net	$258,678	$242,757

Net revenues for the three months ended December 31, 2018 increased $8.5 million, or 12.2%, as compared with the three months ended December 31, 2017.  The increase was due to increased sales volumes into the HVAC, architecturally-specified building products, general industrial and plumbing end markets.

Net revenues for the nine months ended December 31, 2018 increased $15.9 million, or 6.6%, as compared with the nine months ended December 31, 2017.  The increase was due to increased sales volumes into the HVAC, general industrial, architecturally-specified building products, energy and plumbing end markets, as well as $2.6 million in estimated total lost sales in the prior year resulting from disruptions attributable to Hurricanes Harvey and Irma that did not recur. These improvements were slightly offset by decreased sales volumes into the mining end market.

Gross Profit and Gross Profit Margin

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2018	2017
Gross profit	$34,228	$30,210
Gross profit margin	44.2%	43.8%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2018	2017
Gross profit	$118,525	$111,744
Gross profit margin	45.8%	46.0%

Gross profit for the three months ended December 31, 2018 increased $4.0 million, or 13.3%, as compared with the three months ended December 31, 2017.  The increase in gross profit was due to increased sales.  Gross profit margin of 44.2% for the three months ended December 31, 2018 increased as compared with 43.8% for the three months ended December 31, 2017 as a result of sales leverage.

Gross profit for the nine months ended December 31, 2018 increased $6.8 million, or 6.1%, as compared with the nine months ended December 31, 2017.  The increase in gross profit was due to increased sales, $2.6 million in gains on sales of property, plant and equipment and $1.0 million in restructuring and realignment costs in the prior year that did not recur, partially offset by increased freight and other manufacturing costs.  Gross profit margin of 45.8% for the nine months ended December 31, 2018 decreased slightly as compared with 46.0% for the nine months ended December 31, 2017, as the impact of freight and other manufacturing costs slightly exceeded the impact of sales leverage and gains on property, plant and equipment sales.

Operating Expenses

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2018	2017
Operating expenses	$24,807	$22,270
Operating expenses as a percentage of revenues, net	32.0%	32.3%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2018	2017
Operating expenses	$74,156	$72,581
Operating expenses as a percentage of revenues, net	28.7%	29.9%

Operating expenses for the three months ended December 31, 2018 increased $2.5 million, or 11.4%, as compared with the three months ended December 31, 2017. The increase in operating expenses was primarily due to increased performance-based compensation expenses, as well as $0.4 million in costs related to an enterprise resource planning ("ERP") system upgrade for our Industrial Products segment. The decrease in operating expenses as a percentage of sales was attributable to leverage on increased sales.

Operating expenses for the nine months ended December 31, 2018 increased $1.6 million, or 2.2%, as compared with the nine months ended December 31, 2017.  The increase in operating expenses was primarily due to increased performance-based compensation expenses, partially offset by a decrease in professional fees and prior year restructuring and realignment activities that did not recur. The decrease in operating expenses as a percentage of sales was attributable to leverage on increased sales, lower professional fees and savings as a result of prior year period restructuring and realignment activities.

Operating Income

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2018	2017
Operating income	$9,421	$7,940
Operating margin	12.2%	11.5%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2018	2017
Operating income	$44,369	$39,163
Operating margin	17.2%	16.1%

Operating income for the three months ended December 31, 2018 increased $1.5 million, or 18.7%, as compared with the three months ended December 31, 2017, primarily as a result of the increase in gross profit, partially offset by an increase in operating expenses, as discussed above.

Operating income for the nine months ended December 31, 2018 increased $5.2 million, or 13.3%, as compared with the nine months ended December 31, 2017, primarily as a result of the increase in gross profit, partially offset by an increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $0.3 million for the three months ended December 31, 2018 decreased $0.3 million as compared with the three months ended December 31, 2017. Net interest expense of $1.1 million for the nine months ended December 31, 2018 decreased $0.7 million as compared with the nine months ended December 31, 2017. The decreases were attributable to a reduction in our outstanding long-term debt, slightly offset by an increase in interest rates.

Other income, net was flat for the three months ended December 31, 2018 as compared with the three months ended December 31, 2017, as the increase in pension expense offset the increase in gains arising from transactions in currencies other than our sites' functional currencies. Other income increased by $0.2 million for the nine months ended December 31, 2018 as compared with the nine months ended December 31, 2017, primarily due to an increase in gains arising from transactions in currencies other than our sites' functional currencies and an increase in gains on sales of non-operating assets, mostly offset by an increase in pension expense.

Provision for Income Taxes and Effective Tax Rate

For the three months ended December 31, 2018, we earned $9.5 million from continuing operations before taxes and provided for income taxes of $3.5 million, resulting in an effective tax rate of 36.7%. For the nine months ended December 31, 2018, we earned $44.4 million from continuing operations before taxes and provided for income taxes of $12.0 million, resulting in an effective tax rate of 27.0%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2018 primarily due to adjustments related to federal and foreign income tax returns.

For the three months ended December 31, 2017, we earned $7.8 million from continuing operations before taxes and provided for income taxes of $5.1 million, resulting in an effective tax rate of 66.1%. For the nine months ended December 31, 2017, we earned $38.3 million from continuing operations before taxes and provided for income taxes of $16.2 million, resulting in an effective tax rate of 42.4%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2017 primarily due to one-time mandatory repatriation tax under the new tax legislation.

We are currently under audit for our U.S. federal income tax return for the fiscal years ended March 31, 2017 and 2016. We have not been notified of any potential adjustments.

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

	Three Months Ended December 31,
(Amounts in thousands)	2018	2017
Revenues, net	$43,652	$37,906
Operating income	8,059	7,323
Operating margin	18.5%	19.3%

	Nine Months Ended December 31,
(Amounts in thousands)	2018	2017
Revenues, net	$152,239	$139,654
Operating income	36,164	33,285
Operating margin	23.8%	23.8%

Net revenues for the three months ended December 31, 2018 increased $5.7 million, or 15.2%, as compared with the three months ended December 31, 2017.  The increase was due to increased sales volumes into the HVAC and architecturally-specified building products end markets and, to a lesser extent, the rail and general industrial end markets.

Net revenues for the nine months ended December 31, 2018 increased $12.6 million, or 9.0%, as compared with the nine months ended December 31, 2017.  The increase was primarily due to increased sales volumes in the HVAC end market, as well as the rail and  general industrial end markets. Increased sales volumes in the architecturally-specified building products end market were partially offset by a negative impact of $0.5 million as a result of the adoption of ASC Topic 606 (as discussed in Note 16 to our condensed consolidated financial statements included in this Quarterly Report).

Operating income for the three months ended December 31, 2018 increased $0.7 million, or 10.1%, as compared with the three months ended December 31, 2017.  The increase was primarily due to the impact of leverage from increased sales, slightly offset by increased performance-based compensation expenses and $0.4 million in costs related to an ERP system upgrade. The decrease in operating income as a percentage of sales was due to increased performance-based compensation expenses and ERP implementation costs exceeding the leverage from increased sales.

Operating income for the nine months ended December 31, 2018 increased $2.9 million, or 8.6%, as compared with the nine months ended December 31, 2017.  The increase was primarily due to the impact of leverage from increased sales, as well as a $0.5 million gain on the sale of property, plant and equipment and $0.4 million in restructuring and realignment in the prior year that did not recur, slightly offset by increased performance-based compensation expenses and a $0.2 million negative impact resulting from the adoption of ASC Topic 606. The positive impact of leverage on increased sales on operating income as a percentage of sales was offset by increased performance-based compensation expenses.

Specialty Chemicals Segment Results

Specialty Chemicals is comprised of pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations, and degreasers and cleaners.

	Three Months Ended December 31,
(Amounts in thousands)	2018	2017
Revenues, net	$33,836	$31,129
Operating income	4,574	3,890
Operating margin	13.5%	12.5%

	Nine Months Ended December 31,
(Amounts in thousands)	2018	2017
Revenues, net	$106,437	$103,101
Operating income	17,205	14,670
Operating margin	16.2%	14.2%

Net revenues for the three months ended December 31, 2018 increased $2.7 million, or 8.7%, as compared with the three months ended December 31, 2017.  The increase was primarily due to increased sales volumes into the general industrial end markets, as well as increased sales volumes of architecturally-specified building products.

Net revenues for the nine months ended December 31, 2018 increased $3.3 million, or 3.2%, as compared with the nine months ended December 31, 2017.  The increase was due to increased sales volumes into the general industrial, energy and plumbing end markets, as well as increased sales volumes of architecturally-specified building products. These improvements were partially offset by decreased sales volumes into the mining and rail end markets.

Operating income for the three months ended December 31, 2018 increased $0.7 million, or 17.6%, as compared with the three months ended December 31, 2017.  The increase was due to savings from prior restructuring and realignment activities and leverage from increased sales, partially offset by increased performance-based compensation expenses.

Operating income for the nine months ended December 31, 2018 increased $2.5 million, or 17.3%, as compared with the nine months ended December 31, 2017.  The increase was due to leverage from increased sales, a $2.2 million gain recognized from the sale of property, plant and equipment, $0.9 million in restructuring and realignment in the prior year that did not recur, partially offset by increased performance-based compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Nine Months Ended December 31,
(Amounts in thousands)	2018	2017
Net cash provided by operating activities, continuing operations	$58,281	$47,050
Net cash provided by (used in) investing activities, continuing operations	627	(1,855)
Net cash used in financing activities	(54,176)	(34,137)

Existing cash, cash generated by continuing operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.  Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories.  Our cash balance (including cash and cash equivalents) at December 31, 2018 was $14.6 million, as compared with $11.7 million at March 31, 2018.

For the nine months ended December 31, 2018, our cash provided by operating activities from continuing operations was $58.3 million, as compared with $47.1 million for nine months ended December 31, 2017.  Cash flows provided by continuing operations for working capital for the nine months ended December 31, 2018 increased primarily due to lower accounts receivable ($12.5 million) and higher accounts payable and other current liabilities ($1.8 million), partially offset by higher inventories ($7.7 million) and higher prepaid expenses and other current assets ($2.3 million).  Cash flows provided by continuing operations for working capital for the nine months ended December 31, 2017 increased primarily due to higher accounts payable and other current liabilities ($10.3 million) and lower accounts receivable ($8.7 million), slightly offset by higher inventory ($1.3 million).

Cash flows provided by investing activities of continuing operations during the nine months ended December 31, 2018 were $0.6 million as compared with $1.9 million of cash used in investing activities of continuing operations during the nine months ended December 31, 2017.  Proceeds from the sale of assets during the nine months ended December 31, 2018 were $5.4 million as compared with $0.6 million of proceeds during the nine months ended December 31, 2017.  Capital expenditures during the nine months ended December 31, 2018 were $4.8 million, an increase of $0.5 million as compared with the nine months ended December 31, 2017.  Our capital expenditures primarily are focused on continuous improvement, automation and consolidation of manufacturing facilities.

Cash flows used in financing activities during the nine months ended December 31, 2018 were $54.2 million as compared with $34.1 million for the nine months ended December 31, 2017.  Cash outflows during the nine months ended December 31, 2018 included $40.7 million for the repurchase of shares under our share repurchase programs (as discussed in Note 10 to our condensed consolidated financial statements included in this Quarterly Report) and $12.4 million of net repayments on our Revolving Credit Facility (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report).  Cash outflows during the nine months ended December 31, 2017, resulted primarily from repayments on our Revolving Credit Facility.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of December 31, 2018.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  This agreement is more fully described in Note 8 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.  No significant changes to these policies, as described in our Annual Report, have occurred in the nine months ended December 31, 2018, with the exception of the adoption of ASC Topic 606 as discussed in Note 1.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements appearing in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include expected restructuring charges and the results of the restructuring, financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. Forward-looking statements may include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•our business strategy;
•future levels of revenues, operating margins, income from operations, net income or earnings per share;
•anticipated levels of demand for our products and services;
•future levels of research and development, capital, environmental or maintenance expenditures;

•our beliefs regarding the timing and effects on our business of health and safety, tax, environmental or other legislation, rules and regulations;
•the success or timing of completion of ongoing or anticipated capital, restructuring or maintenance projects;
•expectations regarding the acquisition or divestiture of assets and businesses;
•our ability to obtain appropriate insurance and indemnities;
•the potential effects of judicial or other proceedings, including tax audits, on our business, financial condition, results of operations and cash flows;
•the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation; and
•the effective date and expected impact of accounting pronouncements.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of December 31, 2018, we had no outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage, or hedge, interest rate risks related to our borrowings by means of an interest rate swap agreement.  At December 31, 2018, we had an interest rate swap agreement that covered 100.0% of our total $11.6 million of our total outstanding indebtedness.  Each quarter point change in interest rates would result in a negligible change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net gains (losses) of $0.2 million and $0.1 million for the three months ended December 31, 2018 and 2017, respectively, and $0.7 million and $(0.2) million for the nine months ended December 31, 2018 and 2017, respectively, which are included in other income (expense), net on our condensed consolidated statements of income.  We realized a net (loss) gain associated with foreign currency translation of $(1.6) million and $(0.1) million for the three months ended December 31, 2018 and 2017, respectively, and $(3.0) million and $3.5 million for the nine months ended December 31, 2018 and 2017, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at December 31, 2018, a 10% change in the foreign currency exchange rates for the three months ended December 31, 2018 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 10 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase programs.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
October 1 - 31	73,737	(b)	$52.26	57,499	$—
November 1 - 30	32,249		52.40	32,249	73.3
December 1 - 31	103,963		50.15	103,963	68.1
Total	209,949			193,711

b.On November 11, 2016, we announced that our Board of Directors authorized a program allowing us to repurchase shares of our common stock up to an aggregate market value of $35.0 million during a two-year period.  An aggregate 656,203 shares of our common stock were repurchased under the program, which was completed on October 11, 2018. On November 7, 2018, we announced that our Board of Directors authorized a new program allowing us to repurchase shares of our common stock up to an aggregate market value of $75.0 million during a two-year period.  The program may be limited or terminated at any time. As of December 31, 2018, 136,212 shares of our common stock had been repurchased under the new program for an aggregate of $6.9 million.
b. Includes 16,238 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $53.32.

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

CSW INDUSTRIALS, INC.

February 5, 2019	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

February 5, 2019	/s/ Greggory W. Branning
Greggory W. Branning
Chief Financial Officer (Principal Financial Officer)