Form 10-K
period 2019-03-31
CSW INDUSTRIALS, INC.
filed 2019-05-22
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-37454

CSW INDUSTRIALS, INC. (Exact name of registrant as specified in its charter)

Delaware	47-2266942
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 Lyndon B. Johnson Freeway, Suite 500, Dallas, Texas	75240
(Address of principal executive offices)	(zip code)
(214) 884-3777
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CSWI	Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the last sale price for the common stock as reported by the Nasdaq Global Select Market on September 30, 2018 the last business day of our most recently completed second fiscal quarter was approximately $553.0 million.
As of May 17, 2019, the latest practicable date, 15,024,159 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

PART I

ITEM 1:	Business	1
ITEM 1A:	Risk Factors	8
ITEM 1B:	Unresolved Staff Comments	16
ITEM 2:	Properties	16
ITEM 3:	Legal Proceedings	16
ITEM 4:	Mine Safety Disclosures	16
PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
ITEM 6:	Selected Financial Data	19
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 8:	Financial Statements and Supplementary Data	32
ITEM 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	67
ITEM 9A:	Controls and Procedures	67
ITEM 9B:	Other Information	69
PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	69
ITEM 11:	Executive Compensation	69
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	69
ITEM 14:	Principal Accounting Fees and Services	69
PART IV

ITEM 15:	Exhibits, Financial Statement Schedules	69
SIGNATURES		72

EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 XBRL Instance Document
EX-101 XBRL Taxonomy Extension Schema
EX-101 XBRL Taxonomy Extension Calculation Linkbase Document
EX-101 XBRL Taxonomy Extension Definition Linkbase Document
EX-101 XBRL Taxonomy Extension Label Linkbase Document
EX-101 XBRL Taxonomy Extension Presentation Linkbase Document

PART I

Unless otherwise specified, or the context otherwise requires, the references in this Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“Annual Report”) to “our company,” “we,” “us,” “our” or “CSWI” refer to CSW Industrials, Inc. together with our wholly-owned subsidiaries.

ITEM 1: BUSINESS

General

CSWI is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two business segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), sealants, building products, specialty mechanical products and high-performance specialty lubricants. Markets that we serve include HVAC/R, industrial, rail, plumbing, architecturally-specified building products, energy, mining and other general industrial markets. Our manufacturing operations are concentrated in the United States (“U.S.”) and Canada, but we also have distribution operations in Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, including: Australia, Brazil, Canada, China, Colombia, the Netherlands, Russia, South Africa, Sweden, the U.K. and the U.S.

Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that place a premium on superior performance and reliability. We believe our industrial brands are well-known in the specific industries we serve and have a reputation for high quality and reliability. We rely on both organic growth and acquisitions to provide an increasingly broad portfolio of performance optimizing solutions that meet our customers’ ever-changing needs. We have a successful record of making attractive, synergistic acquisitions in support of this objective, and we remain focused on identifying additional acquisition opportunities in our core markets.

Through our operating companies, we have a well-established legacy of providing high quality products accompanied by dependable service and attention to customer satisfaction. For example, our specialty lubricants were used on the excavation equipment for the Panama Canal. We also have a long history of innovation. We believe that we were the first to develop a method for removing internal acid from air conditioning and refrigeration systems, pioneering the market for acid neutralizers. We partner with our customers to solve specific challenges, such as environment-friendly lubricants, which were specifically developed to provide high performance in rail applications combined with biodegradability and no eco-toxicity and to satisfy strict environmental requirements.

CSWI is a Delaware corporation and was incorporated in 2014 in anticipation of CSWI's separation from Capital Southwest Corporation ("Capital Southwest"). However, our history dates back many decades through our well-established operating companies. The separation was executed on September 30, 2015 through a pro-rata share distribution of all the then outstanding shares of common stock of CSWI to the holders of common stock of Capital Southwest (the "Share Distribution"). Since the separation, CSWI has been an independent, publicly-traded company, listed on the Nasdaq Global Select Market.

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public through the Internet at the SEC’s website at www.sec.gov. We also make these filings available free of charge on our Internet website at www.cswindustrials.com as soon as reasonably practicable after we electronically file those documents with the SEC. The information on or accessible through our website is not incorporated by reference into, or otherwise made part of, this Annual Report.

Business Segments

We operate in two business segments: Industrial Products and Specialty Chemicals. The table below provides an overview of these business segments. For financial information regarding our segments, see Note 19 to our consolidated financial statements included in Item 8 of this Annual Report.

Business Segment	Principal Product Categories	Key End Use Markets	Representative Industrial Brands
Industrial Products	• Specialty mechanical products
•      Fire and smoke protection products
•      Architecturally-specified building
products
•      Storage, filtration and application
equipment for use with our specialty
chemicals and other products for
	general industrial applications	• Plumbing • HVAC/R • Refrigeration • Electrical • Commercial construction • Rail car and locomotive • General industrial

Specialty Chemicals	• Lubricants and greases
•      Drilling compounds
•      Anti-seize compounds
•      Chemical formulations
•      Degreasers and cleaners
•      Penetrants
•      Pipe thread sealants
•      Firestopping sealants and caulks
• Adhesives/solvent cements	• Energy
• Drilling and boring
• Water well drilling
• Mining
• Rail
• Steel
• Power generation
• Cement
• Aviation
• Plumbing
• HVAC/R
• Electrical
• Oil and gas
• Commercial construction
• General industrial
• Refrigeration

Industrial Products

Our Industrial Products segment consists of: specialty mechanical products; fire and smoke protection products; architecturally-specified building products; and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial applications. Generally, we manufacture industrial products internally, although we strategically engage third-party manufacturers for certain products. We ensure the quality of internally- and externally-manufactured products through our stringent quality control review procedures. Our building products are eco-friendly, enabling them to be easily incorporated into the “Green Building” market. Our key product types and brand names are shown below:

PRODUCT TYPES	BRAND NAMES
Specialty Mechanical Products
• condensate switches, traps and pans	• Airtec®
• line set covers	• All-Access™
• condensate removal pumps and equipment mounting brackets	• ArmorPad™
• air diffusers for use by professional air conditioning contractors	• Clean Check®
• tamper resistant locking refrigerant caps	• EZ Trap®
• ductless mini-split systems installation support tools	• Fortress®
• drain waste and vent systems mechanical products	• Goliath® Pans
• decorative roof drain downspout nozzles	• G-O-N®
• wire pulling head tools	• Hubsett™
• equipment pads	• Magic Vent®
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

Competition – Our competition in the Industrial Products segment is varied. Competitors range from small entrepreneurial companies with a single product, to large multinational original equipment manufacturers (“OEMs”). In the specialty mechanical products category, we compete with Diversitech, Supco, Little Giant, Mitsubishi, Cherne, Mainline and JR Smith. Most of our products are sold through distribution channels, and we compete in this channel based on breadth of product line, customer service and pricing. In the fire and smoke protection category, we compete with Won Door, Stoebich, McKeon and others, typically on the basis of product innovation, knowledge of building codes and customer service. In the architecturally-

specified building products category, we compete primarily with Emseal, Inpro, and MM Systems on the basis of product innovation, price and driving architectural specifications. In the lubricant storage, filtration and transfer space, we compete with Des-Case, Hy-Pro, IFH and others on the basis of superior performance, brand strength and breadth of product line.

Customers – Our primary customers for specialty mechanical products are HVAC/R, plumbing and electrical wholesalers and distributors. Some of these are single location distributors, but many are regional or national in scope with hundreds of locations. The majority of these products are sold domestically; however, a small portion is sold internationally through similar channels, and a small number of OEMs purchase these products directly. Fire and smoke protection products are sold through local building products distributors that also perform installations and service. Architecturally-specified building products are sold primarily through a network of distributors. Storage, filtration and application products are marketed and sold worldwide through a service-intensive distribution network.

Seasonality – A significant portion of our products are sold into the HVAC/R market, which is seasonal by nature. While products are sold throughout the year, sales tend to peak during the spring and summer months.

Specialty Chemicals

Our Specialty Chemicals segment manufactures and supplies highly specialized consumables that impart or enhance properties such as lubricity, anti-seize qualities, friction, sealing and heat control. In addition, the segment includes penetrants, pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements, which are primarily manufactured internally. These materials are typically used in harsh operating conditions, including extreme heat and pressure and chemical exposure, where commodity products would fail. These products protect and extend the working life of large capital equipment such as cranes, rail systems, mining equipment, oil rigs and rotating and grinding equipment found in various industrial segments such as steel mills, canning and bottling, mining and cement. Additionally, our Specialty Chemicals segment manufactures and supplies specialty products used in the HVAC/R and building markets. These products enhance, repair or condition the internal working systems of both industrial and residential systems and are critical to ensuring safe, efficient and effective long-term operational integrity. The Specialty Chemicals segment also supplies products and services into the water well treatment space, which includes testing services and diagnosis of current conditions, coupled with consumable solutions to resolve any identified problems. Our key product types and brand names are shown below:

PRODUCT TYPES	BRAND NAMES
• railroad track lubricants, conditioners and positive friction consumables	• AC Leak Freeze®
• oil field anti-seize products for drilling and conveyance piping	• BioRail®
• open gear specialty lubricants for heavy equipment	• Deacon®
• specialty lubricants for various industrial applications	• Decathlon™
• water well treatment products and services	• Envirolube®
• chemical sealants to stop air-conditioning refrigerant leaks	• Gearmate®
• engineered specialty thread sealants designed to seal and secure metal	• KATS® Coatings
• specialty sealants for high temperature applications	• KOPR-KOTE®
• solvent cements and fire stop caulks	• Medallion™
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

Competition – In general, our products are specialty products, rather than commodity products, and competitors tend to be varied and include global, regional and local companies that may be large or small. We compete primarily on the basis of product differentiation, superior performance, quality and customer-centric service. The product sales cycle is often long when compared to many commodity consumables, resulting in verifiable and repeatable product performance being the key driver of buying decisions, rather than price. As these products protect and enhance the operation of large capital equipment, qualification is based on the proof of value in application, resulting in a high changeover risk barrier. Typical competitors include Shell, Castrol, Fuchs and Exxon-Mobil. Competitors of our sealants and adhesives products include Dow Corning Corporation, Henkel, 3M Company, Specified Technologies Inc. and Hilti.

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

Discontinued Operations

During the third quarter of the year ended March 31, 2018, we committed to a plan to divest our Strathmore Products business (the "Coatings business"). As a result, we reclassified the assets comprising that business to assets held-for-sale, and made a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. During the quarter ended September 30, 2018, we received an aggregate of $6.9 million for the sale of assets that related to our Coatings business in multiple transactions.

Our Competitive Strengths

As discussed in this section, we believe we have a variety of competitive strengths.

Broad Portfolio of Industry Leading Products and Solutions

We have a broad portfolio of products with leading industry positions in our targeted end markets. We believe our products and solutions are differentiated from those of our competitors by superior performance, quality and total value delivered to customers. For example, RectorSeal No. 5® is widely regarded as an industry standard for thread sealants for HVAC/R, plumbing and electrical configurations. Additionally, we believe KOPR-KOTE® is recognized as the anti-seize compound of choice for use in oil and gas drilling operations, where it is requested by name.

Organic Revenue Growth Platform and Operating Performance

We focus on end markets with strong growth trends, continuously evaluating the potential uses of existing products to broaden our market penetration. We have a loyal customer base that recognizes the performance and quality of our products and solutions. Further, our customer base is diverse. For the year ended March 31, 2019, no single customer represented 10% or more of our net revenues.

These factors have enabled us to generate strong organic revenue growth performance, but we are also focused on continually improving our profitability through optimizing our manufacturing processes. This effort is supported by a culture of operational efficiency, where we continually look to refine processes in all of our manufacturing facilities to reduce manufacturing costs, increase production capacity and improve product quality. Additionally, we often evaluate strategic investments to drive transformational changes in our manufacturing processes. For example, in both of our reportable segments, we have taken actions to consolidate our manufacturing footprint in order to optimize capacity, improve efficiency and leverage technologies while enhancing product quality.

Diverse Sales and Distribution Channels

Many of our products are sold through service-intensive distribution networks where product knowledge and customer satisfaction are key success factors. We primarily market through an international network of both internal and third-party sales representatives that call on our wholesale distributors, contractors and direct customers. The strong, long-term relationships we have developed with our wholesale distribution partners and exclusive dealers allow us to successfully introduce new products, including both newly developed and acquired products. In addition, our extensive distribution network allows us to reach and serve niche end markets that provide organic growth opportunities and form a key component of our acquisition strategy.

Focus on Inorganic Growth Investment with Proven Track Record

We believe our experience in identifying, completing and integrating acquisitions is one of our core competitive strengths, as evidenced by over 30 acquisitions that we have successfully completed since 1991. Historically, we have pursued product-line acquisitions with relatively low integration risk that have the potential to benefit from our extensive distribution network and manufacturing efficiencies. More recently, we began targeting commercially-proven products and solutions that are attractive in our existing end markets, or that provide entry into new, complementary end markets where we can drive revenue growth and improved profitability and free cash flow.

In the fourth quarter of the fiscal year ended March 31, 2019 and in early fiscal year 2020, we acquired two companies: MSD Research, Inc., including its leading All-Access™ line of air conditioning condensate switches and line cleanouts; and Petersen Metals, a designer, manufacturer and installer of engineered railings and safety systems for institutional and commercial structures in the Southeast U.S. We invested a total of approximately $22 million for both acquisitions. We did not complete any acquisitions during the year ended March 31, 2018. We completed one acquisition during the fiscal year ended March 31, 2017, where we acquired Greco Aluminum Railings, a leading manufacturer of high-quality engineered railing and safety systems for multi-family and commercial structures.

Culture of Product Enhancement and Customer Centric Solutions

Our highly-trained and specialized personnel work closely with our customers, industry experts and research partners to continuously improve our existing products to meet evolving customer and market requirements. We focus on product enhancements and product line extensions that are designed to meet the specific application needs of our customers. We believe this focus has helped us build strong industrial brands and develop a reputation for high quality, in turn leading us to realize improved customer retention and loyalty. Further, our ability to meet the needs of high-value, niche end markets with customized solutions that leverage our existing products has enabled us to differentiate ourselves from larger competitors that may not be as willing or able to respond quickly to evolving customer demands.

Our Growth Strategy

We are focused on creating long-term stockholder value by increasing our revenue, profitability and free cash flow. To that end, we focus on strategic end markets that yield sustainable growth and on expanding market share by growing the portfolio of products through new product development and targeted acquisitions. As discussed below, we believe there are three key drivers of our growth.

We Leverage Existing Customer Relationships and Products and Solutions

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

We Innovate New Products to Accelerate Organic Growth
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

We Invest in Focused Acquisitions that Leverage our Distribution Channels

While we are focused on new product development, improving our existing products and penetrating new markets with these products, we expect to continue to identify and execute acquisitions that will broaden our portfolio of products and offer attractive risk-adjusted returns. We primarily focus on commercially proven products and solutions that would benefit from a broader distribution network and are attractive to customers in our targeted end markets. Once acquired, we strive to utilize our extensive distribution networks to increase revenue by selling those products and solutions to our diversified customer base.

Raw Materials and Suppliers

Our products are manufactured using various raw materials, including base oils, copper flake, aluminum, polyvinyl chloride and tetra-hydrofuran. These raw materials are available from numerous sources. We do not depend on a single source of supply for any significant amount of raw materials and we do not anticipate significant shortages of such materials in the future. We generally purchase raw materials and components as needed.

Intellectual Property

We own and maintain a substantial portfolio of trademarks and patents relating to the names and designs of our products. We consider our trademarks and patents to be valuable assets. In addition, our pool of proprietary information, consisting of know-how and trade secrets related to the design, manufacture and operation of our products, is considered particularly valuable. Accordingly, we take proactive measures to protect proprietary information. In aggregate, we own the rights to the products that we manufacture and sell and are not materially encumbered by licensing or franchise agreements. Our trademarks can typically be renewed indefinitely as long as they remain in use, whereas our patents generally expire 10 to 20 years from the dates they were filed. Our patents expire from time to time, but we do not believe that the expiration of any individual patent will have a material adverse impact on our business, financial condition or results of operations.

Export Regulations

We are subject to export control regulations in countries from which we export products and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. The level of control generally depends on the nature of the goods and services in question. Where controls apply, we typically need an export license or authorization (either on a per-product or per transaction basis) or the transaction must qualify for a license exception or the equivalent. In certain cases corresponding reporting requirements may apply. See Note 19 to our consolidated financial statements included in Item 8 of this Annual Report for financial and other information regarding our operations on a geographical basis.

Environmental Regulations

Our operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, labor and health and safety matters. Management believes that our business is operated in material compliance with all such regulations. To date, the cost of such compliance has not had a material impact on our capital expenditures, earnings or competitive position or that of our operating subsidiaries. While we have implemented policies, practices and procedures to prevent and mitigate risks, violations may occur in the future as a result of human error, equipment failure or other causes. Further, we cannot predict the nature, scope or effect of future environmental legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted.

Employees

As of March 31, 2019, we employed approximately 730 individuals within our continuing operations. Of these employees, 22 are represented by unions. We believe relations with our employees throughout our operations are generally positive, including those employees represented by unions. No unionized facility accounted for more than 10% of our consolidated revenues for the year ended March 31, 2019.

ITEM 1A: RISK FACTORS

Consider carefully the following risk factors, which we believe are the principal risks that we face and of which we are currently aware, and the other information in this Annual Report, including our consolidated financial statements and related notes to those financial statements. It is possible that additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations.

The industries in which we operate are highly competitive, and many of our products are in highly competitive markets. We may lose market share to producers of other products that directly compete with or that can be substituted for our products.

The industries in which we operate are highly competitive, and we face significant competition from both large domestic and international competitors and from smaller regional competitors. Our competitors may improve their competitive position in our served markets by successfully introducing new or substitute products, improving their manufacturing processes or expanding their capacity or manufacturing facilities. Further, some of our competitors benefit from advantageous cost positions that could make it increasingly difficult for us to compete in markets for less-differentiated applications. If we are unable to keep pace with our competitors’ products and manufacturing process innovations or cost position, our financial condition and results of operations could be materially adversely affected.

Adverse changes in global economic conditions, particularly in the U.S., could materially adversely affect our financial position, results of operations and cash flows.

Our served industries and key end markets are affected by changes in economic conditions outside our control, which can affect our business in many ways. Reduced demand may cause us and our competitors to compete on the basis of price, which would have a negative impact on our revenues and profitability. In turn, this could cause us to not be able to satisfy the financial and other covenants to which we are subject under our existing indebtedness. Reduced demand may also hinder our growth plans and otherwise delay or impede execution of our long-term strategic plan and capital allocation strategy. If there is deterioration in the general economy or in the industries we serve, our business, results of operations and financial condition could be materially adversely affected.

Our attempts to address evolving customer needs requires that we continually enhance our products. Our efforts to enhance our products may not be commercially viable and failure to develop commercially successful products or keep pace with our competitors could harm our business and results of operations.

A failure to develop commercially successful products or product enhancements or to identify product extensions could materially adversely affect our financial results. If our attempts to develop or enhance products is unsuccessful, we may be unable to recover our development costs, which could have an adverse effect on our business and results of operations. In addition, our inability to enhance or develop products that can meet the evolving needs of our customers, including a failure to do so that results in our products lagging those of new or existing competitors, could reduce demand for our products and may have a material adverse effect on our business and results of operations.

Certain end markets that we serve are cyclical, which can cause significant fluctuations in our results of operations and cash flows.

The cyclical nature of the supply and demand balance of certain end markets that we serve, including manufacturing, construction, energy and mining, poses risks to us that are beyond our control and can affect our operating results. These markets are highly competitive; are driven to a large extent by end-use markets; and may experience overcapacity, all of which may affect demand for and pricing of our products and result in volatile operating results and cash flows over our business cycle. In particular, our operations and earnings may be significantly affected by changes in oil, gas and petrochemical prices and drilling activities, which depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. Future growth in product demand may not be sufficient to utilize current or future capacity. Excess industry capacity may continue to depress our volumes and margins on some products. Our operating results, accordingly, may be volatile as a result of excess industry capacity, as well as from rising energy and raw materials costs.

Our acquisition and integration of businesses could negatively impact our financial results.

Acquiring businesses involves a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our financial statements:

•any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, not achieve cost savings or other synergies in accordance with our anticipated timetable or require us to take an impairment related to the acquired business;

•we may decide to divest businesses, technologies, services or products for financial, strategic or other reasons, which may require significant financial and managerial resources and may result in unfavorable accounting treatment;
•we may incur or assume significant debt in connection with our acquisitions, which would increase our leverage and interest expense, thereby reducing funds available to us for purposes such as working capital, capital expenditures, research and development and other general corporate purposes;
•pre-closing and post-closing earnings and charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period;
•the process of integrating acquired operations may create operating difficulties and may require significant financial and managerial resources that would otherwise be available for existing operations;
•we could experience difficulty in integrating financial and other controls and systems;
•we may lose key employees or customers of the acquired company;
•we may assume liabilities that are unknown or for which our indemnification rights are insufficient, or known or contingent liabilities may be greater than anticipated; and
•conforming the acquired company's standards, process, procedures and controls, including accounting systems and controls, with our operations could cause deficiencies related to our internal control over financial reporting or exposure to regulatory sanctions resulting from the acquired company's activities.

Loss of key suppliers, the inability to secure raw materials on a timely basis, or our inability to pass commodity price increases on to customers could have an adverse effect on our business.

Materials used in our manufacturing operations are generally available on the open market from multiple sources. However, some of the raw materials we use are only available from a limited number of sources; accordingly, any disruptions to a critical suppliers' operations could have a material adverse effect on our business and results of operations. Availability and cost of raw materials could be affected by a number of factors, including the condition of the energy industry and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates; and phases of the general business cycle and global demand. We may be unable to pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.

We may be unable to successfully execute and realize the expected financial benefits from strategic restructuring and other integration and cost-saving initiatives.

From time to time, our business has engaged in strategic restructuring activities and cost savings initiatives, and such activities may occur in the future. These efforts have included consolidating certain manufacturing facilities in a broader effort to streamline and rationalize our manufacturing processes as we further integrate our operations.

While we expect meaningful financial benefits from our strategic restructuring and other cost-saving initiatives, we may not realize the full benefits expected within the anticipated time frame. Adverse effects from restructuring activities could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Additionally, our ability to fully realize the benefits and implement restructuring programs may be limited by certain contractual commitments. Moreover, because such expenses are difficult to predict, we may incur substantial expenses in connection with the execution of restructuring plans in excess of what is forecasted. Further, restructuring activities are a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.

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

We are dependent on third party manufacturers for certain products that we sell.

We use third parties to manufacture certain of our products, most of which are located in foreign jurisdictions. To the extent that we rely on third parties to perform these functions, we will not be able to directly control product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products, increase manufacturing, assembly, testing or other costs or diminish our brand recognition or relationships with our customers. If a third party manufacturer experiences capacity constraints or financial difficulties, suffers damage to its facilities, experiences power outages, natural disasters, labor shortages or labor strikes, or any other disruption of assembly or testing capacity, we may not be able to obtain alternative manufacturing in a timely manner or on commercially acceptable terms.

Since most of the third party manufacturers we use are located outside of the U.S., the availability of and the prices we pay for product can be affected by domestic and international trade policies. This includes the imposition of new or increased tariffs and duties on exported and imported products, foreign currency exchange rates, and phases of the general business cycle and global economic conditions. Any of these factors could impact the availability of or materially increase the cost of manufactured products we purchase, and we may be unable to secure alternative product sources or pass along price increases to our customers.

We may not be able to consummate acquisitions at our historical rate and at appropriate valuations.

Inorganic growth is an important part of our strategic growth plans, and we seek to acquire businesses, some of which may be material, in pursuit of our plans; please see “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report for additional information. Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify, successfully acquire and integrate businesses at accretive valuations and realize anticipated synergies. Our inability to do so could adversely impact our growth rate and our stock price. Our ability to implement our inorganic growth strategy will be limited by our ability to identify appropriate acquisition candidates, which are difficult to identify for a number of reasons, including high valuations and competition among prospective buyers. Covenants in our credit agreement and our financial resources, including available cash and borrowing capacity, will also limit our ability to consummate acquisitions, which may require additional debt financing, resulting in higher leverage and an increase in interest expense. Changes in accounting or regulatory requirements could also adversely impact our ability to consummate acquisitions.

Our relationships with our employees could deteriorate, which could adversely affect our operations.

As a manufacturing company, we rely on a positive relationship with our employees to produce our products and maintain our production processes and productivity. As of March 31, 2019, we had approximately 730 full-time employees in our continuing operations, of which 22 were subject to collective bargaining agreements. If our workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted, or we could experience higher labor costs. In addition, if significant portions of our employees were to become unionized, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success in the highly competitive end markets in which we operate will continue to depend to a significant extent on the experience and expertise of our senior leaders. Loss of the services of any of these individuals could have an adverse effect on our business. Further, we may not be able to retain or recruit qualified individuals to join our company. The loss of executive officers or other key employees could result in high transition costs and could disrupt our operations.

Chemical processing is inherently hazardous, which could result in accidents that disrupt our operations or expose us to significant losses or liabilities.

Hazards associated with chemical processing and the related storage and transportation of raw materials, products and wastes exist in our operations and the operations of other occupants with whom we share manufacturing sites. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. These potential risks include, but are not necessarily limited to, chemical spills and other discharges or releases of toxic or hazardous substances or gases, pipeline and storage tank leaks and ruptures, explosions and fires and mechanical failure. These hazards may result in personal injury and loss of life, damage to property and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal penalties, including governmental fines, expenses for remediation and claims brought by governmental entities or third parties. The loss or shutdown of operations over an extended period at any of our major operating facilities could have a material adverse effect on our financial condition and results of operations. Our property, business interruption and casualty insurance may not fully insure us against all potential hazards incidental to our business.

Regulation of our employees’ exposure to certain chemicals or other hazardous products could require material expenditures or changes in our operations.

Certain chemicals and other raw materials that we use in the manufacture of our products may have adverse health effects. The Occupational Safety and Health Administration limits the permissible employee exposure to some of those materials. Future studies on the health effects of certain chemicals and materials may result in additional or new regulations that further restrict or prohibit the use of, and exposure to, certain chemicals and materials. Additional regulation of certain chemicals and materials could require us to change our operations, and these changes could affect the quality of our products and materially increase our costs.

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

Many of our customers and distributors require similar permits, licenses, registrations and authorizations to operate. If a significant customer, distributor or group thereof were to lose an important permit, license, registration or authorization, forcing them to cease or reduce their business, our sales could decrease, which would have a material adverse effect on our business, financial condition and results of operations.

We may inadvertently fail to maintain effective disclosure controls and procedures and internal controls over financial reporting.

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

Should we suffer a major uninsured loss, a product liability judgment against us or a product recall, future earnings could be materially adversely affected. We could be required to increase our debt or divert resources from other investments in our business to discharge product related claims. In addition, adverse publicity in relation to our products could have a significant effect on future sales, and insurance may not continue to be available at economically acceptable premiums. As a result, our insurance coverage may not cover the full scope and extent of claims against us or losses that we incur.

We may be unable to protect our trademarks, trade secrets, other intellectual property and proprietary information, which could harm our competitive position.

Our ability to protect and preserve our trademarks, trade secrets and other intellectual property and proprietary information relating to our business is an important factor to our success. However, we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or from independently developing intellectual property and other proprietary information that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the U.S. In addition, because certain of our products are manufactured by third parties, we have necessarily shared some of our intellectual property with those third parties. There can be no guarantee that those third parties, some of whom are located in jurisdictions where intellectual property risks may be more pronounced, will comply with contractual and other legal commitments to preserve and protect our intellectual property.

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

We have a complex tax structure and our future effective tax rates could be adversely affected by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are also subject to periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to changes in tax law, as well as any future regulations implementing and interpretations of tax laws, which can impact our current and future years' tax provision. The effect of such tax law changes or regulations and interpretations, as well as any additional tax reform legislation in the U.S., U.K. or elsewhere, could have a material adverse effect on our business, financial condition and results of operations.

Security breaches and other disruptions to our information technology systems could compromise our information, disrupt our operations, and expose us to liability, which may adversely impact our operations.

In the ordinary course of our business, we store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees in our information technology systems, including in our data centers and on our networks. The secure processing, maintenance and transmission of this data is critical to our operations. Despite our efforts to secure our information systems from cyber-security attacks or breaches, our information technology systems may be vulnerable to attacks by hackers or breached or disrupted due to employee error, malfeasance or other disruptions. Any such attack, breach or disruption could compromise our information technology systems and the information stored in them could be accessed, publicly disclosed, lost or stolen and our business operations could be disrupted. Additionally, any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective, which could adversely affect our financial position, results of operations or cash flows. Any such access, disclosure or other loss of information or business disruption could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation, which could adversely impact our operations.

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

We are required to make scheduled repayments and, under certain events of default, accelerated repayments on our outstanding indebtedness, which may require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, R&D efforts and other general corporate purposes, and could generally limit our flexibility in planning for, or reacting to, changes in our business and industry.

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

We are also required to comply with leverage and interest coverage financial covenants and deliver to our lenders audited annual and unaudited quarterly financial statements. Our ability to comply with these covenants may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default that, if not cured or waived, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our operations are conducted in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed, besides the U.S. dollar, are primarily the Canadian dollar, the British pound and the Australian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future for a variety of reasons, including general economic conditions and event-driven circumstances. For example, the dynamics and uncertainties associated with the U.K.'s planned exit from the European Union ("Brexit") could produce significant fluctuations in global currency exchange rates. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts.

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
•the expected impact of accounting pronouncements; and
•the other factors listed above under “Risk Factors.”

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the Nasdaq Global Select Market under the symbol "CSWI."

Holders

As of May 17, 2019, there were approximately 461 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Issuer Purchases of Equity Securities

Note 11 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase program. The following table represents the number of shares repurchased through March 31, 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
January 1 - 31	66,104	(b)	$50.31	65,917	$64.8
February 1 - 28	19,710	(c)	54.23	18,898	63.8
March 1 - 31	10,123		55.61	10,123	63.2
	95,937			94,938

(a) On November 7, 2018, we announced that our Board of Directors authorized a program allowing us to repurchase shares of our common stock up to an aggregate market value of $75.0 million during a two-year period. The program may be limited or terminated at any time. As of March 31, 2019, 231,150 shares of our common stock had been repurchased under the program for an aggregate of $11.8 million.
(b) Includes 187 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $48.69.
(c) Includes 812 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $56.70.

Stock Performance Chart

The following graph compares the cumulative total shareholder return on our common stock from October 1, 2015 (the date on which our common shares began "regular way" trading on the Nasdaq Global Select Market) through March 31, 2019 compared with the Russell 2000 Index and a composite custom peer group, selected on an industry basis. The graph assumes that $100 was invested at the market close on October 1, 2015 and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The custom peer group consists of the following:

Astec Industries	Futurefuel Corp.	Landec Corp	Omnova Solutions
Chase Corp.	Gorman-Rupp Company	Littelfuse, Inc.	Quaker Chemical
Columbus McKinnon Corp	Innospec Inc.	LSB Industries	Tredegar Corp.
CTS Corp.	Koppers Holdings	Methode Electronics, Inc.	WD-40 Company
Flotek Industries, Inc.	Kraton Performance Polymers	NN, Inc.

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

ITEM 6: SELECTED FINANCIAL DATA

	Year Ended March 31,
Amounts in thousands, except per share data)	2019	2018	2017	2016	2015
RESULTS OF OPERATIONS (a)	(b), (c)	(d)	(e)	(f)	(g)
Revenues, net	$350,155	$326,222	$287,460	$266,917	$261,834
Gross profit	161,370	147,940	128,956	131,948	126,634
Selling, general and administrative expenses	(100,930)	(98,281)	(95,601)	(93,814)	(82,270)
Operating income	60,440	49,659	32,040	38,134	44,364
Interest expense, net	(1,442)	(2,317)	(2,695)	(3,036)	(611)
Provision for income taxes	(15,389)	(15,565)	(14,360)	(19,166)	(15,223)
Income from continuing operations	46,052	32,682	17,800	23,807	29,705
Diluted earnings per share - continuing operations	2.96	2.09	1.12	1.52	1.90

FINANCIAL CONDITION
Working capital	102,095	82,713	108,547	123,958	93,774
Total assets	352,632	340,816	398,427	392,671	286,521
Total debt	31,459	24,020	73,207	89,682	26,704
Retirement obligations and other liabilities	8,092	6,738	14,844	13,566	30,255
Total equity	263,686	265,765	272,438	258,010	204,601
(a)Results of operations have been retrospectively adjusted for all periods presented to reflect the adoption of ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost."
(b)Results of operations in the year ended March 31, 2019 included gains of $2.6 million ($1.9 million, net of tax) on sales of property, plant and equipment used in operations and $1.5 million ($2.4 million including tax benefit resulting from tax basis loss) on sales of non-operating assets.
(c)Results of operations for the year ended March 31, 2019 reflect the adoption of ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)," as amended.
(d)Results of operations for the year ended March 31, 2018 included costs of $1.4 million ($0.9 million, net of tax) resulting from restructuring and realignment initiatives.
(e)Results of operations for the year ended March 31, 2017 included costs of $6.6 million ($4.3 million, net of tax) resulting from restructuring and realignment initiatives.
(f)Results of operations for the year ended March 31, 2016 included a curtailment gain of $8.0 million ($5.2 million, net of tax) resulting from freezing our qualified pension plan.
(g)We began operations on September 30, 2015 as a result of the Share Distribution discussed in Note 5 to our consolidated financial statements included in Item 8 of this Annual Report. The financial position, results of operations and cash flows for periods prior to September 30, 2015 represent the combined financial information of our wholly-owned subsidiaries contributed to us as a result of the Share Distribution. The financial statements for periods prior to the Share Distribution may not include all of the expenses that would have been incurred had our wholly-owned subsidiaries been operating as separate, publicly-traded (“standalone”) companies during those periods and may not reflect the consolidated results of operations, financial position, and cash flows as a standalone company during all periods presented.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the “Forward-Looking Statements” included in this Annual Report for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

EXECUTIVE OVERVIEW

Our Company

We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. CSWI products and systems help contractors do their jobs better, faster and easier; make buildings safer and more aesthetically pleasing; protect valuable assets from corrosion; and improve the reliability of mission critical equipment. Our products include mechanical products for HVAC/R, sealants and high-performance specialty lubricants. Markets that we serve include HVAC/R, architecturally-specified building products, industrial, plumbing, energy, rail, mining and other general industrial markets. Our manufacturing operations are concentrated in the United States ("U.S.") and Canada, and we have distribution operations in Australia, Canada and the United Kingdom ("U.K."). Our products are sold directly or through designated channels both domestically and internationally.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom and semi-custom products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, Kopr Kote, KATS Coatings, Jet-Lube Extreme, Smoke Guard, Safe-T-Switch, Mighty Bracket, Balco, Whitmore, Air Sentry, Oil Safe, Deacon, AC Leak Freeze and Greco Aluminum Railings.

We believe that our broad portfolio of products and markets served and our brand recognition will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance and overall global economic uncertainty. During the year ended March 31, 2019, we continued to experience strong sales growth in key end markets such as HVAC/R and plumbing, where our innovative chemical and mechanical products have increased market penetration. We also continue to benefit from a robust commercial construction cycle. During the year ended March 31, 2019, spending by many of our customers in the mining and rail end markets decreased. as customers adjusted to weak demand in response to lower market prices for coal and other natural resources. We expect that the current environment will persist into the next fiscal year, impacting primarily the rail and mining markets.

During the third quarter of the fiscal year ended March 31, 2018, we committed to a plan to divest our Strathmore Products business (the "Coatings business"). This determination resulted in the reclassification of the assets comprising that business to assets held-for-sale, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. During the quarter ended September 30, 2018, we received an aggregate of $6.9 million for the sale of assets that related to our Coatings business in multiple transactions.

Markets and Outlook

In fiscal year 2020, we anticipate building on our strong fiscal year 2019 performance and using that momentum to continue executing our growth strategies. We expect sales to continue to grow at a rate faster than the markets we serve, and supported by improved execution and operational efficiency, we expect to continue to grow earnings at a faster rate than revenue. This should allow us to continue to execute on our stated capital allocation goals. Our diverse product portfolio in both our Industrial Products and Specialty Chemical segments serve attractive and generally healthy end markets, which supports our revenue growth goals. We anticipate revenue growth in our key end markets during fiscal year 2020 due to our continued innovative technologies, new product introductions, product differentiation and favorable industry trends coupled with the recent acquisitions of MSD Research, Inc. (“MSD”) and Petersen Metals. These two acquisitions deliver on our stated growth strategy of identifying and prioritizing accretive, synergistic acquisitions within our existing business units. Both MSD and Petersen Metals are known for best-in-class product lines that will help us drive sustainable, profitable growth through leveraging the CSWI platform, our existing distribution channels and our broad end market exposure within the business units. We expect both MSD and Petersen Metals to be accretive to earnings per share in fiscal year 2020. We will continue to pursue bolt-on acquisitions in our key end markets and channels, but we will remain disciplined in our approach, particularly as it relates to our assessment of valuation, prospective synergies, diligence, cultural fit, and ease of integration.

Additionally, we plan to increase our capital spending in fiscal year 2020 to a range of 2.75% to 3.25% of net sales to pursue attractive, identified organic growth opportunities in select end markets, in addition to completing maintenance and replacement and continuous improvement activities. We recognize the importance of continuing to drive organic growth at a rate higher than the markets we serve, and the commitment of additional capital to attractive investment opportunities will enable us to drive increased penetration in attractive markets that we already serve, primarily HVAC/R.

HVAC/R

The HVAC/R market is our largest market served and it represented approximately 30% of our net sales in both of the years ended March 31, 2019 and 2018. We provide an extensive array of products for installation, repair and maintenance of HVAC/R systems that includes condensate switches, pans and pumps; air diffusers; refrigerant caps; line set covers; and other chemical and mechanical products. The industry is driven by new construction projects, as well as replacement and repair of existing HVAC/R systems. New HVAC/R systems are heavily influenced by macro trends in building construction, while replacement and repair of existing HVAC/R systems are dependent on weather and age of unit. The HVAC/R market tends to be seasonal with the peak sales season beginning in March and continuing through August. Construction and repair is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to such contractors. For the fiscal year ending March 31, 2020, we anticipate growth in the HVAC/R market to be stronger than the growth in the U.S. gross domestic product.

Architecturally-Specified Building Products

Architecturally-specified building products represented approximately 28% of our net sales in both of the years ended March 31, 2019 and 2018. We manufacture and sell products such as engineered railings; smoke and fire protection systems; expansion joints; and stair edge nosings for large commercial buildings, multi-family housing and parking facilities. Sales of these products are driven by architectural specifications and safety codes, and the sales process is typically long as these can be multi-year construction projects. The construction market is a key driver for sales of architecturally-specified building products. Our outlook for growth in new construction is slightly stronger than the growth expected in the U.S. gross domestic product in fiscal year 2020 due to continued share expansion resulting from expanded cross-selling activities and new product offerings, coupled with our recent acquisition of Petersen Metals subsequent to March 31, 2019.

General Industrial

The general industrial end market represented approximately 15% of our net sales in both of the years ended March 31, 2019 and 2018. The general industrial end market includes customers who manufacture chemicals, steel equipment and a wide variety of materials. We include sales of lubricants and breathers, as well as various other industrial products in the general industrial end market and serve this market primarily through a network of distributors. We continue to experience robust growth in our products, and we expect our sales into this market in fiscal year 2020 to grow in excess of the growth in the U.S. gross domestic product.

Plumbing

The plumbing market represented approximately 11% of our net sales in both of the years ended March 31, 2019 and 2018. We provide many products to the plumbing industry including thread sealants, solvent cements, fire-stopping products, condensate switches and trap guards, as well as other mechanical products, such as drain traps. Installation is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to contractors. We are not anticipating any significant changes in the overall plumbing market in fiscal year 2020.

Energy

The energy market represented approximately 6% and 7% of our net sales in the years ended March 31, 2019 and 2018, respectively. We provide market-leading lubricants and anti-seize compounds, as well as greases, for use in oilfield drilling activity and maintenance of oilfield drilling and valve related equipment. We sell our products primarily through distributors situated near the major oil and gas patches globally. The outlook for the energy industry is heavily dependent on the demand growth from both mature markets and developing geographies. This market is depending on macro factors such as oil price and local government policies relative to oil exploration, drilling, storage and transportation. We are not anticipating any significant changes to our sales into this market in fiscal year 2020.

Rail

The rail market represented approximately 6% and 4% of our net sales in the years ended March 31, 2019 and 2018, respectively. We provide an array of products into the rail industry, including lubricants and lubricating devices for rail lines, which increase efficiency and reduce noise for, as well as extend the life of, rail equipment such as rails or wheels. We leverage our technical expertise to build relationships with key decision-makers to ensure our products meet required specifications. We sell our products primarily through a direct sales force, as well as through distribution partners. The reduction in North American coal consumption and transport, coupled with the increased use of pipelines for transport of oil and gas, is expected to continue to negatively impact class 1 rail car volumes, which will likely lead to limited use of the maintenance-related consumables that we provide. Cyclical product classes such as farm products and global trade disputes can also impact volumes in this market. We expect our revenues in this market to grow generally in line with North America GDP for fiscal year 2020, which is our largest rail market.

Mining

The mining market represented approximately 4% of our net sales in both of the years ended March 31, 2019 and 2018. We provide market-leading lubricants to open gears used in large mining excavation equipment, primarily through direct sales agents, distributors, and our in-house sales. The North American mining industry, which is heavily indexed to coal, has experienced headwinds due to continued low domestic coal demand, which is only partially mitigated by the export market, particularly in power generation as it continues to move to natural gas. Globally, coal demand has been robust, and focused efforts in coal markets outside of the U.S., coupled with enhanced focus on markets such as iron, gold, diamonds and uranium in Southeast Asia, South America, Africa and Russia, have delivered growth that has generally offset the North American coal weakness. We expect our fiscal year 2020 revenue to grow at a rate above the growth in the global gross domestic product due to continued inroads with international mining customers.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our consolidated results of operations and results for each of our segments.

The operations of MSD have been included in our consolidation results of operations and in the operating results of our Industrial Products segment since January 31, 2019, the effective date of the acquisition. The operations of Greco Aluminum Railings ("Greco") have been included in our consolidated results of operations and in the operating results of our Industrial Products segment since February 28, 2017, the effective date of the acquisition. All acquisitions are described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Throughout this discussion, we refer to costs incurred related to “restructuring and realignment.”  These costs represent both restructuring and non-restructuring charges incurred as a result of manufacturing footprint optimization activities, including those activities described in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.

Net Revenues

	March 31,
(amounts in thousands)	2019	2018	2017
Revenues, net	$350,155	$326,222	$287,460

Net revenues for the year ended March 31, 2019 increased $23.9 million, or 7.3%, as compared with the year ended March 31, 2018. Increased sales volumes of both existing products and new products into the general industrial ($9.5 million), HVAC/R ($9.2 million), architecturally-specified building products ($7.0 million) and plumbing ($2.1 million) end markets, were partially offset by decreased sales volumes into the mining end market ($3.8 million).

Net revenues for the year ended March 31, 2018 increased $38.8 million, or 13.5%, as compared with the year ended March 31, 2017, including $16.5 million related to the Greco acquisition. Excluding the impact of acquisitions, increased sales volumes of both existing products and new products, particularly into the HVAC/R and plumbing end markets, as well as thread sealants and firestopping products ($16.4 million) and increases in the energy market ($8.6 million), were partially offset by decreased sales into the legacy architecturally-specified building products and industrial ($2.7 million) end markets.

Net revenues into the Americas, Europe, Middle East and Africa, and Asia Pacific represented approximately 90%, 6%, and 4%, respectively, of net revenues for the year ended March 31, 2019; 90%, 6%, and 4%, respectively, of net revenues for the year ended March 31, 2018; and 89%, 7% and 4%, respectively, of net revenues for the year ended March 31, 2017. The presentation of net revenues by geographic region is based on the location of the customer. For additional information regarding net revenues by geographic region, see Note 19 to our consolidated financial statements included in Item 8 of this Annual Report.

Gross Profit and Gross Profit Margin

	March 31,
(amounts in thousands, except percentages)	2019	2018	2017
Gross profit	$161,370	$147,940	$128,956
Gross profit margin	46.1%	45.3%	44.9%

Gross profit for the year ended March 31, 2019 increased $13.4 million, or 9.1%, as compared with the year ended March 31, 2018. The increase is attributable to increased sales, $2.6 million in gains on sales of property, plant and equipment and $1.4 million in restructuring and realignment costs in the prior year that did not recur. Gross profit margin for the year ended March 31, 2019 of 46.1% increased from 45.3% for the year ended March 31, 2018. The increase is attributable to sales leverage, gains on sales of property, plant and equipment and savings as a result of prior year restructuring and realignment activities.

Gross profit for the year ended March 31, 2018 increased $19.0 million, or 14.7%, as compared with the year ended March 31, 2017, including $6.4 million related to the Greco acquisition. Gross profit margin for the year ended March 31, 2018 of 45.3% increased from 44.9% for the year ended March 31, 2017. Excluding the impact of acquisitions, the increase is attributable to sales leverage and lower restructuring and realignment costs.

Selling, General and Administrative Expense

	March 31,
(amounts in thousands, except percentages)	2019	2018	2017
Operating expenses	$100,930	$98,281	$96,916
Operating expenses as a % of sales	28.8%	30.1%	33.7%

Selling, general and administrative expense for the year ended March 31, 2019 increased $2.6 million, or 2.7%, as compared with the year ended March 31, 2018. The increase was attributable to increased performance-based compensation expenses and increased sales commissions in support of increased sales, partially offset by a decrease in professional fees. The decrease in operating expenses as a percentage of sales was attributable to leverage on increased sales and lower professional fees, partially offset by increased compensation and selling expenses.

Selling, general and administrative expense for the year ended March 31, 2018 increased $1.4 million, or 1.4%, as compared with the year ended March 31, 2017. The increase was attributable to increases from the acquired Greco business ($3.5 million), mostly offset by lower severance costs ($2.4 million) and implementation costs for our internal controls framework incurred in the prior year that did not recur. The decrease in operating expenses as a percentage of sales was attributable to leverage on increased sales, severance costs in the prior year that did not recur and lower professional fees.

Operating Income

	March 31,
(amounts in thousands, except percentages)	2019	2018	2017
Operating income	$60,440	$49,659	$32,040
Operating margin	17.3%	15.2%	11.1%

Operating income for the year ended March 31, 2019 increased by $10.8 million, or 21.7%, as compared with the year ended March 31, 2018. The increase was a result of the $13.4 million increase in gross profit, slightly offset by the $2.6 million increase in selling, general and administrative expense as discussed above.

Operating income for the year ended March 31, 2018 increased by $17.6 million, or 55.0%, as compared with the year ended March 31, 2017. The increase was a result of the $19.0 million increase in gross profit, slightly offset by the $1.4 million increase in selling, general and administrative expense as discussed above.

Other income and expense, net

Interest expense, net for the year ended March 31, 2019 decreased $0.9 million to $1.4 million as compared with the year ended March 31, 2018, primarily due to an overall reduction in average outstanding debt under our Revolving Credit Facility (described in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report), partially offset by higher interest rates.

Interest expense, net for the year ended March 31, 2018 decreased $0.4 million to $2.3 million as compared with the year ended March 31, 2017, primarily due to an overall reduction in average outstanding debt under our Revolving Credit Facility.

Other income, net increased by $1.5 million for the year ended March 31, 2019 to income of $2.4 million as compared with the year ended March 31, 2018. The increase was primarily due to gains on sales of non-operating assets and an increase in gains arising from transactions in currencies other than our sites' functional currencies, partially offset by a decrease in pension benefits.

Other income, net decreased by $1.9 million for the year ended March 31, 2018 to income of $0.9 million as compared with the year ended March 31, 2017. The decrease was primarily due to a decrease in gains arising from transaction in currencies other than our sites' functional currencies.

Provision for Income Taxes and Effective Tax Rate

The provision for income taxes for the year ended March 31, 2019 was $15.4 million, representing an effective tax rate of 25.0%, as compared with the provision of $15.6 million, representing an effective tax rate of 32.3%, for the year ended March 31, 2018 and the provision of $14.4 million, representing an effective tax rate of 44.7%, for the year ended March 31, 2017. As compared with the statutory rate for the year ended March 31, 2019, the provision for income taxes was primarily impacted by the state tax expense (net of federal benefits), which increased the provision by $2.2 million and the effective rate by 3.6%, the provision for global intangible low-taxed income (“GILTI"), which increased the provision by $0.9 million and the effective rate by 1.4%, partially offset by foreign tax credits, which decreased the provision by $1.1 million and the effective rate by 1.8%. Other items impacting the effective rate included foreign operations activity in countries with high statutory rates and the provision for Subpart F income. As compared with the statutory rate for the year ended March 31, 2018, the provision for income taxes was primarily impacted by the one-time repatriation charge on earnings from foreign subsidiaries, which increased the provision by $1.9 million, net of the related foreign tax credit, and the effective tax rate by 3.9% and a deferred tax true-up adjustment, which increased the provision by $1.3 million and the effective tax rate by 2.7%. Other items impacting the effective tax rate included foreign operations activity in countries with lower statutory rates and domestic operations activity in states with higher statutory rates.

We accrue interest and penalties on uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties on uncertain tax positions of $0.1 million and $0.1 million, respectively, for the year ended March 31, 2019, of $0.1 million and $0.2 million, respectively, for the year ended March 31, 2018 and of $0.2 million and $0.2 million, respectively, for the year ended March 31, 2017.

As of March 31, 2019 and 2018, we had $0.1 million and $0.2 million, respectively, in tax effected net operating loss carryforwards. Net operating loss carryforwards will expire in periods beyond the next five years.

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

	Year Ended March 31,
(amounts in thousands, except percentages)	2019	2018	2017
Revenues, net	$205,931	$186,483	$158,654
Operating income	48,817	44,225	33,033
Operating margin	23.7%	23.7%	20.8%

Net revenues for the year ended March 31, 2019 increased $19.4 million, or 10.4%, as compared with the year ended March 31, 2018. Sales volumes increased in both existing products and new products primarily into the HVAC/R ($9.5 million) markets, general industrial ($4.7 million) and architecturally-specified building products and industrial ($4.5 million) end markets.

Net revenues for the year ended March 31, 2018 increased $27.8 million, or 17.5%, as compared with the year ended March 31, 2017, including $16.5 million related to the acquired Greco business. Excluding the impact of the Greco acquisition, sales volumes increased in both existing products and new products, particularly into the HVAC/R and plumbing ($13.1 million) markets, partially offset by a decline in legacy architecturally-specified building products and industrial ($2.7 million) markets.

Operating income for the year ended March 31, 2019 increased $4.6 million, or 10.4%, as compared with the year ended March 31, 2018. The increase was primarily attributable to increased sales and savings as a result of prior year restructuring and realignment activities, partially offset by increased performance-based compensation expenses and costs related to an enterprise resource planning system upgrade.

Operating income for the year ended March 31, 2018 increased $11.2 million, or 33.9%, as compared with the year ended March 31, 2017, including $2.8 million related to the Greco acquisition. Excluding the impact of acquisitions, the increase was primarily attributable to increased net revenues, which includes the initial impact of price increases, a decline in restructuring and realignment costs ($0.3 million) and a decline in costs related to the initial design of our internal controls framework.

Specialty Chemicals Segment Results

Specialty Chemicals includes pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Year Ended March 31,
(amounts in thousands, except percentages)	2019	2018	2017
Revenues, net	$144,223	$139,735	$128,714
Operating income	23,930	17,804	13,021
Operating margin	16.6%	12.7%	10.1%

Net revenues for the year ended March 31, 2019 increased $4.5 million, or 3.2%, as compared with the year ended March 31, 2018. The increase was primarily attributable to increased sales volumes into the general industrial ($4.9 million), architecturally-specified building products ($2.5 million) and plumbing ($0.8 million) end markets, partially offset by decreased sales volumes into the mining ($3.8 million) end market.

Net revenues for the year ended March 31, 2018 increased $11.0 million, or 8.6%, as compared with the year ended March 31, 2017. The increase was attributable to increased sales volumes into the energy market ($7.6 million) and increased sales volumes and prices of thread sealants and architecturally-specified building products ($3.4 million).

Operating income for the year ended March 31, 2019 increased $6.1 million, or 34.4%, as compared with the year ended March 31, 2018. The increase was primarily attributable to a $2.2 million in gains on sales of property, plant and equipment, a decline in restructuring and realignment costs and professional fees and increased sales.

Operating income for the year ended March 31, 2018 increased $4.8 million, or 36.7%, as compared with the year ended March 31, 2017. The increase was attributable to the impact of increased net revenues and a decline in restructuring and realignment costs ($5.3 million), partially offset by a sales mix shift to lower margin products.

For additional information on segments, see Note 19 to our consolidated financial statements included in Item 8 of this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Year Ended March 31,
(amounts in thousands)	2019	2018	2017
Net cash provided by operating activities, continuing operations	$68,159	$57,384	$39,361
Net cash used in investing activities, continuing operations	(10,415)	(3,035)	(23,475)
Net cash used in financing activities	(39,273)	(51,521)	(15,318)

Existing cash, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2019 was $26.7 million, as compared with $11.7 million at March 31, 2018.

For the year ended March 31, 2019, our cash provided by operating activities from continuing operations was $68.2 million, as compared with $57.4 million and $39.4 million for the years ended March 31, 2018 and 2017, respectively.

•Working capital used cash for the year ended March 31, 2019 due to higher inventories ($5.5 million) and higher accounts receivable ($3.8 million), partially offset by higher accounts payable and other current liabilities ($5.7 million) and lower prepaid expenses and other current assets ($0.7 million).
•Working capital provided cash for the year ended March 31, 2018 due to lower prepaid expenses and other current assets ($17.8 million), higher accounts payable and other current liabilities ($6.3 million) and lower inventories ($1.0 million), partially offset by higher accounts receivable ($2.7 million).
•Working capital provided cash for the year ended March 31, 2017, due primarily to higher accounts payable and other current liabilities ($5.7 million), mostly offset by higher accounts receivable ($5.0 million).

Cash flows used in investing activities from continuing operations during the year ended March 31, 2019 were $10.4 million as compared with $3.0 million and $23.5 million for the years ended March 31, 2018 and 2017, respectively.

•Capital expenditures during the years ended March 31, 2019, 2018 and 2017 were $7.5 million, $5.5 million and $6.9 million, respectively. Our capital expenditures have been focused on capacity expansion, continuous improvement, automation and consolidation of manufacturing facilities.
•During the year ended March 31, 2019 we acquired MSD for $10.1 million and during the year ended March 31, 2017 we acquired Greco Aluminum Railings for $28.2 million, net of cash acquired, as discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Cash flows used in financing activities during the years ended March 31, 2019, 2018 and 2017 were $39.3 million, $51.5 million and $15.3 million, respectively. Cash outflows resulted from:

•repayments on our lines of credit (as discussed in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report) of $20.6 million, $49.2 million and $16.5 million during the years ended March 31, 2019, 2018 and 2017, respectively.
•repurchases of shares under our share repurchase programs (as discussed in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report) of $45.6 million, $1.2 million and $0 during the years ended March 31, 2019, 2018 and 2017, respectively.

Cash inflows resulted from borrowings on our Revolving Credit Facility of $28.0 million, $0 and $0 during the years ended March 31, 2019, 2018 and 2017, respectively.

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

Financing

Credit Facilities

See Note 8 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our indebtedness. We were in compliance with all covenants contained in our Revolving Credit Facility as of March 31, 2019.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness. This agreement is more fully described in Note 9 to our consolidated financial statements included in Item 8 and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations for continuing operations at March 31, 2019 (in thousands):

	Payments due by Period (a)
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt obligations, principal (b)	$561	$1,122	$21,122	$8,654	$31,459
Long-term debt obligations, interest (b)	1,596	3,116	1,330	1,713	7,755
Operating lease obligations (c) (f)	3,048	4,378	1,959	1,010	10,395
Purchase obligations (d) (f)	20,244	133	—	—	20,377
Other long-term liabilities (e)	230	—	—	—	230
Total	$25,679	$8,749	$24,411	$11,377	$70,216

(a) The less than one-year category represents the year ended March 31, 2020, the 1-3 years category represents years ending March 31, 2021 and 2022, the 3-5 years category represents years ending March 31, 2023 and 2024 and the greater than five years category represents years ending March 31, 2025 and thereafter
(b) Amounts include principal and interest cash payments through the maturity of the outstanding debt obligations. See Note 8 to our consolidated financial statements included in Item 8 of this Annual Report.
(c) Sales taxes, value added taxes and goods and services taxes included as part of recurring lease payments, as well as variable maintenance and executory costs, are excluded from the amounts shown above.
(d) Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
(e) Amounts primarily include deferred consideration payable due to acquisitions and future payments under outstanding deferred compensation awards. The liability for retirement benefits payable related to our defined benefit pension plans is excluded from the contractual obligations table as it does not represent expected liquidity requirements.
(f) Operating lease and purchase obligations denominated in foreign currencies are projected based on the exchange rate in effect on March 31, 2019. Excludes amounts that have been eliminated in our consolidated financial statements.

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

Revenue Recognition

We recognize revenues to depict the transfer of control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Refer to Note 18 for further discussion. We recognize revenue when all of the following criteria have been met: (i) a contract with a customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price to the customer has been allocated to the performance obligations, and (v) performance obligations are satisfied, which are more fully described below.

(i) We identify a contract with a customer when a sales agreement indicates approval and commitment of the parties; identifies the rights of the parties; identifies the payment terms; has commercial substance; and it is probable that we will collect the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer. In most instances, our contract with a customer is the customer's purchase order. For certain customers, we may also enter into a sales agreement that outlines a framework of terms and conditions that apply to all future purchase orders for that customer. In these situations, our contract with the customer is both the sales agreement and the specific customer purchase order. Because our contract with a customer is typically for a single transaction or customer purchase order, the duration of the contract is one year or less. As a result, we have elected to apply certain practical expedients and, as permitted by the Financial Accounting Standards Board, omit certain disclosures of remaining performance obligations for contracts that have an initial term of one year or less.
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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for uncertain tax positions that may be subject to challenge by various taxing authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For the year ended March 31, 2019, we had an immaterial change in our uncertain tax position due to negligible changes from settlements in the current and prior years. For the year ended March 31, 2018, we had a net decrease in our uncertain tax position of $0.1 million. This included settlements of $0.7 million, an increase of $0.6 million and an additional $0.3 million in interest and penalties in income tax expense. For the year ended March 31, 2017, we recognized an uncertain tax position in the amount of $2.0 million, and we recognized $0.4 million in interest and penalties in income tax expense. Our liability for uncertain tax positions contains uncertainties as management is required to make assumptions and apply judgments to estimate exposures associated with our tax positions.

We are currently under audit for our U.S. federal income tax returns for the years ended March 31, 2017 and 2016. We have not been notified of any potential adjustments.

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

The assumptions utilized to compute expense and benefit obligations are shown in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report. These assumptions are assessed at least annually in consultation with independent actuaries as of March 31 and adjustments are made as needed. We evaluate prevailing market conditions, including appropriate rates of return, interest rates and medical inflation (health care cost trend) rates. We ensure that our significant assumptions are within the reasonable range relative to market data. The methodology to set our significant assumptions includes:

•Discount rates are estimated using high quality corporate bond yields with a duration matching the expected benefit payments. The discount rate is obtained from a universe of Aa-rated non-callable bonds across the full maturity spectrum to establish a weighted average discount rate. Our discount rate assumptions are impacted by changes in general economic and market conditions that affect interest rates on long-term high-quality debt securities, as well as the duration of our plans’ liabilities.
•The expected rates of return on plan assets are derived from reviews of asset allocation strategies, expected future experience for trust asset returns, risks and other factors adjusted for our specific investment strategy. These rates are impacted by changes in general market conditions, but because they are long-term in nature, short-term market changes do not significantly impact the rates. Changes to our target asset allocation also impact these rates.

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

For purposes of completing the annual goodwill impairment test for year ended March 31, 2019, a qualitative assessment was utilized to assess the recoverability of goodwill for our reporting units. The qualitative assessments were performed using an evaluation of events and circumstances as noted above. Based on the current estimate of fair value for both of these reporting units, we determined that substantial excess fair value over the current carrying value exists. There were no goodwill impairment losses recognized for the years ended March 31, 2019, 2018 or 2017.

We have indefinite-lived intangible assets in the form of trademarks and license agreements. We review these intangible assets at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future projections and terminal value growth rate. These inputs are considered non-recurring level three inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded impairment losses on intangible assets (excluding those related to discontinued operations) of zero or negligible for the years ended March 31, 2019, 2018 and 2017 for continuing operations.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of March 31, 2019, we had $20.0 million in outstanding variable rate indebtedness, after consideration of the interest rate swap. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At March 31, 2019, we had an interest rate swap agreement that covered 36.4% of the $31.5 million of our total outstanding indebtedness. At March 31, 2019, the unhedged variable rate indebtedness of $20.0 million had a weighted average interest rate of 3.74%. Each quarter point change in interest rates would result in a change of less than $0.1 million in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net (losses) gains associated with foreign currency translation of $(2.0) million, $3.3 million and $(2.9) million for the years ended March 31, 2019, 2018 or 2017, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of $0.4 million, $(0.4) million and $1.1 million for the years ended March 31, 2019, 2018 or 2017, respectively, which are included in other income (expense), net on our consolidated statements of operations.

Based on a sensitivity analysis at March 31, 2019, a 10% change in the foreign currency exchange rates for the year ended March 31, 2019 would have impacted our income from continuing operations by approximately 1%. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 22, 2019 expressed an unqualified opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas
May 22, 2019

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands, except per share amounts)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$26,651	$11,706
Accounts receivable, net	66,136	63,383
Inventories, net	51,429	42,974
Prepaid expenses and other current assets	7,030	7,077
Current assets, discontinued operations	21	2,427
Total current assets	151,267	127,567
Property, plant and equipment, net	53,639	54,473
Goodwill	86,295	81,764
Intangible assets, net	50,466	53,054
Other assets	10,965	23,958
Total assets	$352,632	$340,816

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,024	$16,826
Accrued and other current liabilities	29,426	23,501
Current portion of long-term debt	561	561
Current liabilities, discontinued operations	161	3,966
Total current liabilities	49,172	44,854
Long-term debt	30,898	23,459
Retirement benefits payable	1,978	2,017
Other long-term liabilities	6,114	4,721
Noncurrent liabilities, discontinued operations	784	—
Total liabilities	88,946	75,051
Equity:
Common shares, $0.01 par value	158	158
Shares authorized – 50,000
Shares issued – 16,001 and 15,957, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized and issued – 10,000 and 0, respectively
Additional paid-in capital	46,633	42,684
Treasury shares, at cost (962 and 80 shares, respectively)	(49,964)	(3,252)
Retained earnings	277,588	233,650
Accumulated other comprehensive loss	(10,729)	(7,475)
Total equity	263,686	265,765
Total liabilities and equity	$352,632	$340,816
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(Amounts in thousands, except per share amounts)	2019	2018	2017
Revenues, net	$350,155	$326,222	$287,460
Cost of revenues	(188,785)	(178,282)	(158,504)
Gross profit	161,370	147,940	128,956
Selling, general and administrative expenses	(100,930)	(98,281)	(95,601)
Impairment expenses	—	—	(1,315)
Operating income	60,440	49,659	32,040
Interest expense, net	(1,442)	(2,317)	(2,695)
Other income, net	2,443	905	2,815
Income before income taxes	61,441	48,247	32,160
Provision for income taxes	(15,389)	(15,565)	(14,360)
Income from continuing operations	46,052	32,682	17,800
Loss from discontinued operations, net of tax	(478)	(44,564)	(6,729)
Net income (loss)	$45,574	$(11,882)	$11,071

Basic earnings (loss) per common share:
Continuing operations	$2.99	$2.09	$1.13
Discontinued operations	(0.03)	(2.85)	(0.43)
Net income (loss)	$2.96	$(0.76)	$0.70

Diluted earnings (loss) per common share:
Continuing operations	$2.96	$2.09	$1.12
Discontinued operations	(0.03)	(2.85)	(0.42)
Net income (loss)	$2.93	$(0.76)	$0.70

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
(Amounts in thousands)	2019	2018	2017
Net income (loss)	$45,574	$(11,882)	$11,071
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,032)	3,295	(2,884)
Cash flow hedging activity, net of taxes of $72, $(162) and $(441), respectively	(286)	294	819
Pension and other postretirement effects, net of taxes of $177, $233 and $311, respectively	(936)	(629)	(672)
Other comprehensive (loss) income	(3,254)	2,960	(2,737)
Comprehensive income (loss)	$42,320	$(8,922)	$8,334
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2016	$156	$—	$31,597	$233,955	$(7,698)	$258,010
Adoption of ASU 2016-09	—	—	294	—	—	294
Share-based and other executive compensation	—	—	4,641	—	—	4,641
Stock activity under stock plans	1	(1,011)	2,169	—	—	1,159
Net income	—	—	—	11,071	—	11,071
Other comprehensive loss, net of tax	—	—	—	—	(2,737)	(2,737)
Balance at March 31, 2017	$157	$(1,011)	$38,701	$245,026	$(10,435)	$272,438
Adoption of ASU 2016-09	—	—	(506)	506	—	—
Share-based and other executive compensation	—	—	4,161	—	—	4,161
Stock activity under stock plans	1	(1,061)	328	—	—	(732)
Repurchase of common shares	—	(1,180)	—	—	—	(1,180)
Net loss	—	—	—	(11,882)	—	(11,882)
Other comprehensive income, net of tax	—	—	—	—	2,960	2,960
Balance at March 31, 2018	$158	$(3,252)	$42,684	$233,650	$(7,475)	$265,765
Adoption of ASU 2016-16	—	—	—	(1,232)	—	(1,232)
Adoption of ASC 606	—	—	—	(692)	—	(692)
Adoption of ASU 2018-02	—	—	—	288	—	288
Share-based and other executive compensation	—	—	3,949	—	—	3,949
Stock activity under stock plans	—	(1,086)	—	—	—	(1,086)
Repurchase of common shares	—	(45,626)	—	—	—	(45,626)
Net income	—	—	—	45,574	—	45,574
Other comprehensive loss, net of tax	—	—	—	—	(3,254)	(3,254)
Balance at March 31, 2019	$158	$(49,964)	$46,633	$277,588	$(10,729)	$263,686
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(Amounts in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$45,574	$(11,882)	$11,071
Less: Loss from discontinued operations	(478)	(44,564)	(6,729)
Income from continuing operations	46,052	32,682	17,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,411	7,651	7,470
Amortization of intangible and other assets	6,425	7,282	6,284
Provision for inventory reserves	231	235	167
Provision for doubtful accounts	818	(457)	131
Share-based and other executive compensation	3,949	4,161	4,642
Acquisition-related non-cash gain	—	—	(376)
Net (gain) loss on disposals of property, plant and equipment	(4,320)	(70)	221
Net pension benefit	(416)	(1,062)	(1,092)
Impairment of assets	—	—	1,315
Realized (unrealized) deferred taxes (Note 14)	10,419	(10,146)	—
Net deferred taxes	206	1,640	464
Changes in operating assets and liabilities:
Accounts receivable, net	(3,825)	(2,698)	(5,028)
Inventories	(5,537)	992	214
Prepaid expenses and other current assets	725	17,797	(793)
Other assets	920	(106)	(112)
Accounts payable and other current liabilities	5,704	6,263	5,669
Retirement benefits payable and other liabilities	(603)	(6,780)	2,385
Net cash provided by operating activities, continuing operations	68,159	57,384	39,361
Net cash used in operating activities, discontinued operations	(8,449)	(14,228)	(325)
Net cash provided by operating activities	59,710	43,156	39,036
Cash flows from investing activities:
Capital expenditures	(7,515)	(5,534)	(6,869)
Proceeds from sale of assets held for investment	3,905	547	—
Proceeds from sale of assets	3,295	92	605
Net change in bank time deposits	—	1,860	10,968
Cash paid for acquisitions	(10,100)	—	(28,179)
Net cash used in investing activities, continuing operations	(10,415)	(3,035)	(23,475)
Net cash provided by (used in) investing activities, discontinued operations	7,356	(1,510)	(2,493)
Net cash used in investing activities	(3,059)	(4,545)	(25,968)
Cash flows from financing activities:
Borrowings on lines of credit	28,000	—	—
Repayments of lines of credit	(20,561)	(49,187)	(16,476)
Payments of deferred loan costs	—	(421)	—
Purchase of treasury shares	(46,712)	(2,241)	(1,011)
Proceeds from stock option activity	—	328	2,169
Net cash used in financing activities	(39,273)	(51,521)	(15,318)
Effect of exchange rate changes on cash and equivalents	(2,433)	1,470	(591)
Net change in cash and cash equivalents	14,945	(11,440)	(2,841)
Cash and cash equivalents, beginning of period	11,706	23,146	25,987
Cash and cash equivalents, end of period	$26,651	$11,706	$23,146
Supplemental non-cash disclosure:
Cash paid during the year for interest	$1,302	$2,118	$2,623
Cash paid during the year for income taxes	2,888	9,673	9,793
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating, air conditioning and refrigeration (“HVAC/R”), sealants and high-performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5™ thread sealants, KOPR KOTE™ anti-seize lubricants, KATS® Coatings, Safe-T-Switch® condensate overflow shutoff devices, Air Sentry® breathers, Deacon® high temperature sealants, AC Leak Freeze® to stop refrigerant leaks and Greco Aluminum Railings®.

Our products are well-known in the specific industries we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC/R, architecturally-specified building products, industrial, plumbing, energy, rail, mining and other general industrial markets.

Restructuring – During the year ended March 31, 2017, we initiated a restructuring program related to our Industrial Products segment. The program was initiated in response to excess capacity, which caused us to perform a facility rationalization analysis. The restructuring program was completed during the year ended March 31, 2018. Restructuring charges were as follows (in thousands):

	Severance/ Retention	Asset Write-down	Other (a)	Total
For the year ended Year Ended March 31, 2018
Cost of revenues	$—	$69	$163	$232
Total	$—	$69	$163	$232
Inception to Date Restructuring Charges
Cost of revenues	$291	$69	$496	$856
Total	$291	$69	$496	$856

(a) Other consisted of moving costs related to relocation of manufacturing activities, consulting fees for production and efficiency support, recruiting fees to increase staff in locations where production was relocated and duplicate and inefficient labor incurred during the transition and relocation. These charges were expensed as incurred.

Basis of Presentation – The consolidated financial position, results of operations and cash flows included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“Annual Report”) include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

Use of Estimates – The process of preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses. We believe our estimates and assumptions are reasonable; however, actual results may differ materially from such estimates. The most significant estimates and assumptions are used in determining:

•Timing and amount of revenue recognition;
•Deferred taxes and tax reserves;
•Pension benefits; and
•Valuation of goodwill and indefinite-lived intangible assets.

Cash and Cash Equivalents – We consider all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. We maintain our cash and cash equivalents at financial institutions for which the combined account balances in individual institutions may exceed insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of insurance coverage. We had deposits in domestic banks

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $17.8 million and $4.0 million at March 31, 2019 and 2018, respectively, and balances of $8.8 million and $7.7 million were held in foreign currencies in foreign banks at March 31, 2019 and 2018, respectively.

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

Inventories and Related Reserves – Inventories are stated at the lower of cost or net realizable value and include raw materials, supplies, direct labor and manufacturing overhead. Cost is determined using the last-in, first-out (“LIFO”) method for valuing inventories at our primary domestic operations. Our foreign subsidiaries use either the first-in, first out method or the weighted average cost method to value inventory. Foreign inventories represent approximately 8% and 9% of total inventories as of March 31, 2019 and 2018, respectively.

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

If a reporting unit fails the qualitative assessment, then valuation models and other relevant data are used to estimate the reporting unit’s fair value. The valuation models require the input of subjective assumptions. We use an income approach for impairment testing of goodwill and indefinite-lived intangible assets, using a discounted cash flow method. Estimates of future revenue and expense are made for five years, growth estimates are made to calculate terminal value and a discount rate is used that approximates our weighted average cost of capital. We perform qualitative or quantitative assessments to test asset carrying values for impairment at January 31, which is the annual impairment testing date. No impairment loss was recognized as a result of the impairment tests for the years ended March 31, 2019, 2018 or 2017.

We have intangible assets consisting of patents, trademarks, customer lists and non-compete agreements. Definite-lived intangible assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In addition, we have other trademarks and license agreements that are considered to have indefinite lives. We review indefinite-lived intangible assets at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discount rate, royalty rate, future projections and terminal value growth rate. These inputs are considered non-recurring Level III inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded an impairment of intangible assets of continuing operations of $0, $0 and $0.2 million for the years ended March 31, 2019, 2018 and 2017, respectively. See Note 3 for discussion of impairment of intangible assets of discontinued operations.

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

Recurring fair value measurements are limited to investments in derivative instruments, assets held in defined benefit pension plans and reserves for contingent consideration. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivative instruments are included in Note 9. The fair values of assets held in defined benefit pension plans are discussed in Note 13. The fair value measurements of our reserves for contingent consideration were classified as Level III and generally determined using a weighted average probability model based primarily on projected net revenues.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•Discount rates are estimated using high quality corporate bond yields with a duration matching the expected benefit payments. The discount rate is obtained from a universe of Aa-rated non-callable bonds across the full maturity spectrum to establish a weighted average discount rate. Our discount rate assumptions are impacted by changes in general economic and market conditions that affect interest rates on long-term high-quality debt securities, as well as the duration of our plans’ liabilities.
•The expected rates of return on plan assets are derived from reviews of asset allocation strategies, expected future experience for trust asset returns, risks and other factors adjusted for our specific investment strategy. These rates are impacted by changes in general market conditions, but because they are long-term in nature, short-term market changes do not significantly impact the rates. Changes to our target asset allocation also impact these rates.

Actuarial gains and losses and prior service costs are recognized in accumulated other comprehensive loss as they arise, and we amortize these costs into net pension expense over the remaining expected service period.

We used a measurement date of March 31 for all periods presented.

Revenue Recognition – We recognize revenues to depict the transfer of control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Refer to Note 18 for further discussion. We recognize revenue when all of the following criteria have been met: (i) a contract with a customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price to the customer has been allocated to the performance obligations, and (v) performance obligations are satisfied, which are more fully described below.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development ("R&D") – R&D costs are expensed as incurred. Costs incurred for R&D primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in R&D activities. R&D costs included in selling, general and administrative expense were $4.3 million, $4.6 million and $4.8 million for the years ended March 31, 2019, 2018 and 2017, respectively.

Share-based Compensation – Share-based compensation is measured at the grant-date fair value. The exercise price of stock option awards and the fair value of restricted share awards are set at the closing price of our common stock on the Nasdaq Global Select Market on the date of grant, which is the date such grants are authorized by our Board of Directors. The fair value of performance-based restricted share awards is determined using a Monte Carlo simulation model incorporating all possible outcomes against the Russell 2000 Index. The fair value of share-based payment arrangements is amortized on a straight-line basis to compensation expense over the period in which the restrictions lapse based on the expected number of shares that will vest. To cover the exercise of options and vesting of restricted shares, we generally issue new shares from our authorized but unissued share pool, although we may instead issue treasury shares in certain circumstances.

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

Unremitted Earnings – During the period ending March 31, 2019, we no longer consider the earnings of our U.K. and Australian subsidiaries to be indefinitely invested outside of the U.S. We assert that the foreign earnings of the U.K. and Australian subsidiaries will be remitted to the U.S. through the payment of dividends. We still consider the earnings of our Canadian subsidiaries indefinitely invested outside the U.S. as we have needs for working capital in our Canadian entities and cash may be needed to fund potential Canadian acquisitions. No provision was made for taxes that may become payable upon distribution of our U.K. and Australian subsidiaries’ earnings. An actual repatriation in the future from these non-U.S. subsidiaries could still be subject to foreign withholding taxes and U.S. state taxes.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segments – We conduct our operations through two business segments based on type of product and how we manage the business. The products for our segments are distributed both domestically and internationally. For decision-making purposes, our Chief Executive Officer and other members of senior executive management use financial information generated and reported at the reportable segment level. We evaluate segment performance and allocate resources based on each reportable segment’s operating income. Our reportable segments are as follows:

•Industrial Products includes specialty mechanical products, fire and smoke protection products, architecturally-specified building products and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial application.
•Specialty Chemicals includes pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

Intersegment sales and transfers are recorded at cost plus a profit margin, with the sales and related margin on such sales eliminated in consolidation. We do not allocate interest expense, interest income or other income, net to our segments. Our corporate headquarters does not constitute a separate segment. The Eliminations and Other segment information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses primarily related to corporate functions and excess non-operating properties.

Discontinued Operations – During the third quarter of the year ended March 31, 2018, we committed to a plan to divest our Strathmore products business (the "Coatings business"). This determination resulted in the reclassification of the assets and liabilities comprising that business to assets held-for-sale, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented.

Accounting Developments

Pronouncements Implemented

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which was subsequently amended with additional ASUs including ASU No. 2016-12, issued in May 2016, and ASU No. 2016-20, issued in December 2016. ASU No. 2014-09, as amended, supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On April 1, 2018, we adopted the new revenue standard using the modified retrospective method for transition, applying the guidance to those contracts that were not completed as of that date. In accordance with our method of transition, we calculated the cumulative effect of the changes made to our consolidated

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance sheet and recorded a cumulative effect adjustment to decrease retained earnings by $0.7 million, mostly associated with transition of contracts with revenue previously recognized under the percentage of completion ("POC") method of revenue recognition. We have modified our accounting policies to support compliance with the standard requirements. Revenue recognition and related financial information for this Annual Report are based on the requirements of Accounting Standards Codification ("ASC") Topic 606. Accordingly, periods prior to April 1, 2018 are presented in accordance with ASC Topic 605. Refer to Note 18 for a discussion of our adoption of ASC Topic 606.

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

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," to improve the accounting for the income tax consequences arising from these types of transfers. This ASU aligns the recognition of the income tax consequences with International Financial Reporting Standards. Specifically, International Accounting Standards No. 12, "Income Taxes," requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. We adopted this standard effective April 1, 2018. The resulting impact was a net reduction of opening retained earnings of $1.2 million.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU require that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. We adopted this standard effective April 1, 2018 and applied the provisions to the acquisition discussed in Note 2.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The amendments in this ASU should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Our adoption of ASU No. 2017-04 for our annual goodwill impairment testing for the year ended March 31, 2019 had no impact.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the statement of income and allow only the service cost component of net benefit cost to be eligible for capitalization. We adopted this standard effective April 1, 2018 on a retrospective basis. The adoption of this ASU had no impact on our financial condition or results of operations, except for reclassification of costs within the consolidated statement of operations. Refer to Note 13 for details of the impact of the adoption of this ASU.

On December 22, 2017, the President of the U.S. signed new tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly changed U.S. income tax law, including a reduction of the corporate income tax rate to 21%, creation of a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), broadened the tax base and allowed for immediate capital expensing of certain qualified property. It also requires companies to pay minimum taxes on foreign earnings and subjects certain payments from corporations to foreign related parties to additional

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes. ASC 740, “Accounting for Income Taxes,” requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Certain key aspects of the new law were effective January 1, 2018 and were accounted for during the year ended March 31, 2018. Other significant provisions became effective April 1, 2018 for March 31 fiscal year end entities, and will be accounted for in the year ending March 31, 2019. Some of the changes effective for the year ending March 31, 2019 include the deduction for executive compensation and interest expense, a tax on global intangible low-taxed provisions ("GILTI"), and a deduction for foreign-derived intangible income ("FDII").

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

The Tax Act subjects us to GILTI earned by certain of our foreign subsidiaries. In general, this income will effectively be taxed at a 10.5% tax rate reduced by any available current year foreign tax credits. This provision was effective for taxable years beginning after December 31, 2017. Under U.S. GAAP, we are allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method") or (2) factoring such amounts into measurement of our deferred taxes (the "deferred method"). We have adopted the period cost method and will treat the inclusion of GILTI as current period expense when incurred. We recorded tax expense of $0.9 million excluding credits related to GILTI tax related to current year operations.

The Tax Act allows a domestic corporation an immediate deduction in U.S. taxable income for a portion of its FDII. The amount of the deduction will depend in part on our U.S. taxable income. The FDII deduction will be available for the current year ending March 31, 2019. We have recorded a $0.1 million tax benefit for the FDII deduction related to the current year operations.

In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. We adopted this standard for the year ended March 31, 2019 using the item-by-item approach, which resulted in a net increase to retained earnings of $0.3 million.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Our adoption of this standard effective April 1, 2018 had no material impact on our financial conditions or results of operations.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pronouncements not yet implemented

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which has been subsequently amended with additional ASUs including ASU No. 2018-10 and ASU No. 2018-11 issued in July 2018 and ASU No. 2018-20 issued in December 2018, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is permitted with certain practical expedients. Early adoption is permitted. While we are still in the process of finalizing our evaluation, we expect the adoption of this ASU will result in recognition of additional lease assets and lease liabilities of approximately $15-20 million and a reduction to opening retained earnings of less than $0.5 million as of April 1, 2019. We do not currently believe that the standard will have a material impact on our results of operations, liquidity or debt covenant compliance under our current debt agreements.

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

In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement," which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not expect adoption of this ASU to have a material impact on our consolidated financial condition and results of operations.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS

Petersen Metals

On April 2, 2019, we acquired the assets of Petersen Metals (“Petersen”), based near Tampa, Florida, for $11.5 million, funded through our revolving credit facility. Petersen is a leading designer, manufacturer and installer of architecturally-specified, engineered metal products and railings, including aluminum and stainless steel railings products for interior and exterior applications. Petersen activity will be included in our Industrial Products segment from the acquisition date. The initial purchase price allocation is not complete. No pro forma information has been provided due to immateriality.

MSD Research, Inc.

On January 31, 2019, we acquired the assets of MSD Research, Inc. (“MSD”), based in Boca Raton, Florida, for $10.1 million, funded through our revolving credit facility. MSD is a leading provider of condensate management products for commercial and residential HVAC/R systems, including float switches, drain line cleanouts and flush tools. The excess of the purchase price over the fair value of the identifiable assets acquired was $5.2 million allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive condensation management product portfolio for the HVAC/R market and leveraging our larger distributor network. The preliminary allocation of the fair value of the net assets acquired included customer lists, trademarks and technology of $3.3 million, $0.8 million and $0.4 million, respectively, as well as inventory and accounts receivable of $0.3 million and $0.1 million, respectively. Customer lists and technology are being amortized over 10 years and 5 years, respectively, while trademarks and goodwill are not being amortized.  MSD activity has been included in our Industrial Products segment since the acquisition date. No pro forma information has been provided due to immateriality.

Greco Aluminum Railings

On February 28, 2017, we acquired the equity of Greco Aluminum Railings (“Greco”), based in Windsor, Ontario, Canada, for $28.2 million, net of cash acquired, funded through our revolving credit facility. Greco is a leading manufacturer of high-quality engineered railing and safety systems for multi-family and commercial structures in the U.S. and Canada. The excess of the purchase price over the fair value of the identifiable assets acquired was $13.8 million allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from a more extensive portfolio of architecturally-specified building products, which help make buildings safer and more aesthetically pleasing, while enabling compliance with building codes and leveraging our larger distributor network. The allocation of the fair value of the net assets acquired included customer lists, trademarks, non-compete agreements and a favorable leasehold of $10.3 million, $1.0 million, $0.8 million and $0.1 million, respectively, as well as property, plant and equipment and inventory of $0.8 million and $0.5 million, respectively, net of a deferred tax liability of $3.4 million. Customer lists, the non-compete agreement and the favorable leasehold are being amortized over 15 years, 5 years and approximately 9 years (remaining life of the leasehold), respectively, while trademarks and goodwill are not being amortized.  Greco activity has been included in our Industrial Products segment since the acquisition date. No pro forma information has been provided due to immateriality.

3. DISCONTINUED OPERATIONS

During the third quarter of the year ended March 31, 2018, we commenced a process to divest our Coatings business to allow us to focus resources on our core growth platforms. Our Coatings business manufactures specialized industrial coatings products including urethanes, epoxies, acrylics and alkyds. The Coatings business meets the held-for-sale criteria under ASC 360, "Property, Plant and Equipment," and accordingly, we have classified and accounted for the assets and liabilities of the Coatings business as held-for-sale in the accompanying consolidated balance sheets and as discontinued operations, net of tax in the accompanying consolidated statements of operations and cash flows. We estimated that the fair value of the business was less than carrying value, resulting in an estimated $46.0 million impairment charge recorded during the third quarter of the year ended March 31, 2018. We completed an initial assessment of the assets and liabilities of the Coatings business and recorded the impairment based on our best estimates as of the date of issuance of financial results for the third quarter of the year ended March 31, 2018. No adjustments to previously recorded estimates have been made subsequently.

On July 31, 2018, we consummated a sale of assets related to our Coatings business to an unrelated third party, the terms of which were not disclosed due to immateriality. During the quarter ended September 30, 2018, we received an aggregate of

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$6.9 million for the sale of assets that related to our Coatings business in multiple transactions. This resulted in gains on disposal of $6.9 million due to write-downs of long-lived assets in prior periods.

Summarized selected financial information for Strathmore for the years ended March 31, 2019, 2018 and 2017, is presented in the following table (in thousands):

	Year Ended March 31,
	2019	2018	2017
Revenues, net	$5,303	$23,153	$39,625
Impairment expense	—	(46,007)	(2,800)
Loss from discontinued operations before income taxes	(774)	(61,164)	(10,616)
Income tax benefit	296	16,600	3,887
Loss from discontinued operations	$(478)	$(44,564)	$(6,729)

The assets and liabilities of discontinued operations are stated separately as of March 31, 2019 and 2018, respectively, in the consolidated balance sheets and are comprised of the following items (in thousands):

	March 31,
	2019	2018
Assets
Accounts receivable, net	$—	$2,259
Prepaid expenses and other current assets (a)	21	168
Total assets	$21	$2,427

Liabilities
Accounts payable, accrued expenses and other liabilities	$945	$3,966

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

4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended March 31, 2019 and 2018 were as follows (in thousands):

	Industrial Products	Specialty Chemicals	Total
Balance at April 1, 2017	$49,300	$31,563	$80,863
Greco purchase price adjustment	152	—	152
Currency translation	749	—	749
Balance at March 31, 2018	$50,201	$31,563	$81,764
MSD acquisition	5,189	—	5,189
Currency translation	(658)	—	(658)
Balance at March 31, 2019	$54,732	$31,563	$86,295

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about out intangible assets for the years ended March 31, 2019 and 2018 (in thousands, except years):

		March 31, 2019		March 31, 2018
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,835	$(6,316)	$9,489	$(5,564)
Customer lists and amortized trademarks	12	60,065	(28,622)	58,161	(24,812)
Non-compete agreements	5	1,764	(1,066)	1,713	(762)
Other	8	4,808	(2,010)	5,016	(1,529)
		$76,472	$(38,014)	$74,379	$(32,667)
Trade names and trademarks not being amortized:		$12,008	$—	$11,342	$—

Amortization expense for the years ended March 31, 2019, 2018 and 2017 was $6.2 million, $7.1 million and $6.1 million, respectively. The following table presents the estimated future amortization of finite-lived intangible assets for the next five fiscal years ending March 31 (in thousands):

2020	$6,075
2021	5,171
2022	4,890
2023	4,034
2024	3,728

5. SPIN-OFF EXECUTIVE COMPENSATION

On August 28, 2014, the board of directors of Capital Southwest Corporation ("Capital Southwest," our former parent company) adopted an executive compensation plan consisting of grants of non-qualified stock options, restricted stock and cash incentive awards (the “Spin-Off Compensation Plan”) to executive officers of Capital Southwest, which included Joseph Armes, our current Chief Executive Officer, and Kelly Tacke, our former Chief Financial Officer. Under the Spin-Off Compensation Plan, certain Capital Southwest executive officers were eligible to receive an amount equal to 6.0% of the aggregate appreciation in Capital Southwest’s share price from the adoption of the Spin-Off Compensation Plan to the “trigger event date” (later determined by Capital Southwest’s board to be December 29, 2015). The non-qualified stock options became exercisable and the restricted stock and the cash incentive awards vested ratably in three annual tranches beginning on December 29, 2015.

On September 30, 2015, Capital Southwest spun-off certain of its industrial products, coatings, sealants and adhesives and specialty chemicals businesses by means of a distribution of the outstanding shares of common stock of CSWI on a pro rata basis to holders of Capital Southwest common stock (the “Share Distribution”). CSWI became an independent, publicly traded company at the time of the Share Distribution. Effective with the Share Distribution, CSWI entered into an Employee Matters Agreement with Capital Southwest. Under this agreement, Capital Southwest retained the obligation to fund the cash incentive awards granted under the Spin-Off Executive Compensation Plan, and all liabilities with respect to such cash incentive awards remained liabilities of Capital Southwest.

The final tranche of awards under the Spin-Off Compensation Plan vested on December 29, 2017. As a result, we did not recognize any executive compensation expense under the Spin-Off Compensation Plan in fiscal 2019, nor will we in any future period. During the year ended March 31, 2018, we recorded total executive compensation expense for the cash incentive payments of $0.5 million for Mr. Armes and total stock compensation expense of $0.3 million. During the year ended March 31, 2017, we recorded total executive compensation expense for the cash incentive payments of $1.9 million for Mr. Armes and Ms. Tacke, and total stock compensation expense of $1.0 million.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SHARE-BASED COMPENSATION

We maintain the shareholder-approved 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors, as well as the issuance of conversion awards in connection with the Share Distribution discussed in Note 5. Additionally, in September 2015, in connection with the Spin-Off Executive Compensation Plan and Share Distribution, we issued 510,447 shares of common stock to convert outstanding Capital Southwest equity-based awards to represent both Capital Southwest and CSWI equity-based awards. These conversion grants were issued on substantially the same terms and conditions as the prior Capital Southwest equity-based grants. As of March 31, 2019, 857,016 shares were available for issuance under the 2015 Plan.

In connection with the Share Distribution, all stock option and restricted stock awards granted by Capital Southwest, including awards granted under the Spin-Off Compensation Plan discussed in Note 5, were adjusted and converted, such that each holder of an outstanding award received both Capital Southwest and CSWI replacement awards, including stock options and restricted stock awards, as applicable.

We record ongoing compensation expense for share-based awards granted by CSWI to CSWI employees. For share-based awards granted by Capital Southwest to employees who are now employed by CSWI, all awards are fully vested and expensed as of March 31, 2019.

We recorded share-based compensation expense as follows for the years ended March 31, 2019, 2018 and 2017 (in thousands):

	Year Ended March 31, 2019
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$19	$3,924	$3,943
Related income tax benefit	(2)	(852)	(854)
Net share-based compensation expense	$17	$3,072	$3,089

	Year Ended March 31, 2018
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$178	$3,482	$3,660
Related income tax benefit	(56)	(1,097)	(1,153)
Net share-based compensation expense	$122	$2,385	$2,507

	Year Ended March 31, 2017
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$473	$2,341	$2,814
Related income tax benefit	(166)	(819)	(985)
Net share-based compensation expense	$307	$1,522	$1,829

Stock option activity, which represents outstanding CSWI awards, including conversion awards held by Capital Southwest employees, is as follows:

	Year Ended March 31, 2019
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2018	231,717	$25.12
Outstanding at March 31, 2019	231,717	$25.12	5.2	$7.5
Exercisable at March 31, 2019	231,717	$25.12	5.2	$7.5

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31, 2018
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2017	251,635	$24.44
Exercised	(19,918)	16.51
Outstanding at March 31, 2018	231,717	$25.12	6.2	$4.6
Exercisable at March 31, 2018	219,767	$25.14	6.2	$4.4

No options were granted during the years ended March 31, 2019, 2018 and 2017. At March 31, 2019, we had an immaterial amount of unrecognized compensation cost related to non-vested stock options that will be amortized into net income over the remaining weighted average vesting period of less than one year. The intrinsic value of options exercised during the years ended March 31, 2019 and 2018 was $0 and $0.5 million, respectively. Cash received for options exercised during the years ended March 31, 2019 and 2018 was $0 and $0.3 million, respectively, and the tax benefit received was $0 and $0.2 million, respectively. The total fair value of stock options vested during the years ended March 31, 2019, 2018 and 2017 was $0.1 million, $0.2 million and $0.7 million, respectively.

Restricted stock activity, which represents outstanding CSWI awards, including conversion awards held by Capital Southwest employees, is as follows:

	Year Ended March 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2018	215,019	$37.41
Granted	91,058	55.20
Vested	(73,840)	36.30
Canceled	(18,615)	36.84
Outstanding at March 31, 2019	213,622	$45.42

During the restriction period, the holders of restricted shares are entitled to vote and, except for conversion awards issued under the Spin-Off Compensation Plan discussed in Note 5, receive dividends. Unvested restricted shares outstanding as of March 31, 2019 and 2018 included 96,282 and 82,800 shares (at target), respectively, with performance-based vesting provisions. Performance-based awards do not provide for the rights to vote or receive cash dividends until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares. Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 28,091 and 42,860 awards with performance-based vesting provisions during the years ended March 31, 2019 and 2018, respectively, with a vesting range of 0-200%.

At March 31, 2019, we had unrecognized compensation cost related to unvested restricted shares of $5.4 million, which will be amortized into net income over the remaining weighted average vesting period of 1.9 years. The total fair value of restricted shares vested during the years ended March 31, 2019 and 2018 was $3.9 million and $4.0 million, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Accounts receivable, net consists of the following (in thousands):

	March 31,
	2019	2018
Accounts receivable trade	$64,530	$62,494
Other receivables	2,197	1,904
	66,727	64,398
Less: Allowance for doubtful accounts	(591)	(1,015)
Accounts receivable, net	$66,136	$63,383

Inventories, net consist of the following (in thousands):

	March 31,
	2019	2018
Raw materials and supplies	$20,267	$21,855
Work in process	6,483	3,756
Finished goods	31,876	24,561
Total inventories	58,626	50,172
Less: LIFO reserve	(5,027)	(5,511)
Less: Obsolescence reserve	(2,170)	(1,687)
Inventories, net	$51,429	$42,974

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,
	2019	2018
Land and improvements	$3,106	$3,365
Buildings and improvements	43,353	44,341
Plant, office and laboratory equipment	68,982	66,230
Construction in progress	3,746	2,504
	119,187	116,440
Less: Accumulated depreciation	(65,548)	(61,967)
Property, plant and equipment, net	$53,639	$54,473

Depreciation of property, plant and equipment was $7.5 million, $7.7 million and $7.5 million for the years ended March 31, 2019, 2018 and 2017, respectively. Of these amounts, cost of revenues includes $6.1 million, $5.6 million and $5.2 million, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following (in thousands):

	March 31,
	2019	2018
Property held for investment (a)	$6,857	$8,863
Deferred income taxes	—	7,636
Retirement assets in excess of benefit obligations	3,096	3,334
Other	1,012	4,125
Other assets	$10,965	$23,958

(a) As of March 31, 2019 and 2018, $5.9 million and $6.2 million in assets were held for sale, respectively, in the "Elimination and Other" segment.

Accrued and other current liabilities consist of the following (in thousands):

	March 31,
	2019	2018
Compensation and related benefits	$17,354	$12,839
Rebates and marketing agreements	4,631	2,892
Non-income taxes	675	741
Income taxes payable	750	768
Other accrued expenses	6,016	6,261
Accrued and other current liabilities	$29,426	$23,501

Other long-term liabilities consists of the following (in thousands):

	March 31,
	2019	2018
Deferred income taxes	$3,256	$2,360
Other	2,858	2,361
Other long-term liabilities	$6,114	$4,721

8. LONG-TERM DEBT AND COMMITMENTS

Debt consists of the following (in thousands):

	March 31,
	2019	2018
Revolving Credit Facility, interest rate of 3.74% and 3.13%, respectively	$20,000	$12,000
Whitmore term loan, interest rate of 4.50% and 3.88%, respectively	11,459	12,020
Total debt	31,459	24,020
Less: Current portion	(561)	(561)
Long-term debt	$30,898	$23,459

Revolving Credit Facility Agreement

On December 11, 2015, we entered into a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The agreement was amended on September 15, 2017 to allow for multi-currency borrowing with a $125.0 million sublimit and to extend the maturity date to September 15, 2022. The interest rate, financial covenants and all other material provisions of the Amended Credit Agreement were not materially changed by this amendment. Borrowings under this facility bear interest at the prime rate plus 0.25% or the London Interbank Offered Rate (“LIBOR”) plus 1.25%,

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Revolving Credit Facility is secured by substantially all of our assets. As of March 31, 2019 and 2018, we had $20.0 million and $12.0 million, respectively, in outstanding borrowings under the Revolving Credit Facility, which reduced our borrowing capacity to $280.0 million and $288.0 million, respectively, inclusive of the accordion feature. The Revolving Credit Facility contains certain customary restrictive covenants, including a requirement to maintain a minimum fixed charge coverage of ratio of 1.25 to 1.00 and a maximum leverage ratio of Funded Debt to EBITDA (as defined in the agreement) of 3.00 to 1.00. Covenant compliance is tested quarterly and we were in compliance with all covenants as of March 31, 2019.
Whitmore Term Loan

As of March 31, 2019, Whitmore Manufacturing, LLC (one of our wholly-owned operating subsidiaries) had a secured term loan outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and R&D facility. The term loan matures on July 31, 2029, with payments of $140,000 due each quarter. Borrowings under the term loan bear interest at a variable annual rate equal to one-month LIBOR plus 2.0%. As of March 31, 2019 and 2018, Whitmore had $11.5 million and $12.0 million, respectively, in outstanding borrowings under the term loan. Interest payments under the Whitmore term loan are hedged under an interest rate swap agreement as described in Note 9.

Future Minimum Debt Payments

Future minimum debt payments are as follows for years ending March 31 (in thousands):

2020	$561
2021	561
2022	561
2023	20,561
2024	561
Thereafter	8,654
Total	$31,459

Operating Leases

We have entered into non-cancelable operating leases with initial terms in excess of one year for manufacturing and office facilities. The expense related to minimum lease payments for our operating leases is recognized on a straight-line basis over the minimum lease term. Rent escalation clauses, renewal options and lease concessions, when present in our leases, are taken into account in determining the lease expense. The leases expire at various times through 2026. Future minimum lease payments under these leases for continuing operations for fiscal years ending March 31 are as follows (in thousands):

2020	$3,048
2021	2,733
2022	1,645
2023	1,038
2024	921
Thereafter	1,010
Total	$10,395

Rental expense under operating leases was $3.2 million, $2.5 million and $2.8 million for the years ended March 31, 2019, 2018 and 2017, respectively.

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of March 31, 2019 and 2018, we had $11.5 million and $12.0 million, respectively, of notional amount in outstanding

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

designated interest rate swaps with third parties. All interest rate swaps are highly effective. At March 31, 2019, the maximum remaining length of any interest rate swap contract in place was approximately 10.3 years.

The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	March 31,
	2019	2018
Current derivative liabilities	$56	$88
Non-current derivative liabilities	443	134

The impact of changes in the fair value of interest rate swaps is included in Note 17.

Current derivative assets are reported in our consolidated balance sheets in prepaid expenses and other current assets. Current and non-current derivative liabilities are reported in our consolidated balance sheets in accrued and other current liabilities and other long-term liabilities, respectively.

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the years ended March 31, 2019, 2018 and 2017:

	March 31,
(amounts in thousands, except per share data)	2019	2018	2017
Income from continuing operations	$46,052	$32,682	$17,800
Loss from discontinued operations, net of tax	(478)	(44,564)	(6,729)
Net income (loss)	$45,574	$(11,882)	$11,071
Weighted average shares:
Common stock	15,257	15,671	15,555
Participating securities	157	—	218
Denominator for basic earnings per common share	15,414	15,671	15,773
Potentially dilutive securities (a)	118	—	66
Denominator for diluted earnings per common share	15,532	15,671	15,839

Basic earnings (loss) per common share:
Continuing operations	$2.99	$2.09	$1.13
Discontinued operations	(0.03)	(2.85)	(0.43)
Net income (loss)	$2.96	$(0.76)	$0.70

Diluted earnings (loss) per common share:
Continuing operations	$2.96	$2.09	$1.12
Discontinued operations	(0.03)	(2.85)	(0.42)
Net income (loss)	$2.93	$(0.76)	$0.70

(a) As a result of the net loss for the year ended March 31, 2018, we excluded 180,906 of unvested Restricted Shares from the calculation of diluted EPS due to their anti-dilutive effect. No shares were excluded as being anti-dilutive for the years ended March 31, 2019 or 2017.

11. SHAREHOLDERS' EQUITY

Share Repurchase Programs

On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over a two-year time period. We repurchased 629,659 and 26,544 shares of our common stock under this

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

program during the years ended March 31, 2019 and 2018, respectively, for an aggregate amount of $33.8 million and $1.2 million, respectively. As of October 31, 2018, a total of 656,203 shares had been repurchased for an aggregate amount of $35.0 million, and the program was completed.

On November 7, 2018, we announced that our Board of Directors authorized a new program to repurchase up to $75.0 million of our common stock over a two-year time period. These shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. We repurchased 231,150 shares under the new program during the year ended March 31, 2019 for an aggregate amount of $11.8 million.

Dividends

On April 4, 2019, we announced we had commenced a dividend program and that our Board of Directors approved a regular quarterly dividend of $0.135 per share, payable on June 12, 2019 to shareholders of record on May 8, 2019. Any future dividends at the existing $0.135 per share quarterly rate or otherwise, will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of interest rate swaps discussed in Note 9 are determined using Level II inputs. The carrying value of our debt, included in Note 8, approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximated their fair values at March 31, 2019 and 2018 due to their short-term nature.

The contingent payment related to the acquisition of assets from SureSeal was estimated using Level III inputs utilizing the weighted average probability method using forecasted sales and gross margin. The most significant factor in the valuation was projected net revenues resulting from sales of SureSeal products. The estimated contingent payment of $6.4 million as of March 31, 2017 was settled during the year ended March 31, 2018 for $6.5 million.

13. RETIREMENT PLANS

We maintain a frozen qualified defined benefit pension plan (the “Qualified Plan”) that covers certain of our U.S. employees. The Qualified Plan was previously closed to employees hired or re-hired on or after January 1, 2015 and it was also amended to freeze benefit accruals and to modify certain ancillary benefits provided under the Qualified Plan effective as of September 30, 2015. Benefits are based on years of service and an average of the highest five consecutive years of compensation during the last ten years of employment. A remeasurement was performed at September 30, 2015 to reflect the amendment of the Qualified Plan that froze participation and all future benefit accruals. The freeze of the Qualified Plan as of September 30, 2015 required the immediate recognition of a curtailment gain due to the accelerated recognition of all remaining prior service costs (benefits) and the decrease in the projected benefit obligation. The freeze of the Qualified Plan reduced net periodic pension expense for the remainder of fiscal year 2016 based on the remeasurement. The funding policy of the Qualified Plan is to contribute annual amounts that are currently deductible for federal income tax purposes. No contributions were made during the years ended March 31, 2019, 2018 or 2017.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months of compensation during the last 10 consecutive years of employment.  Benefit eligibility typically occurs upon the first day of the month following an eligible employee’s reaching age 65, and plan benefits are typically paid monthly in advance for the lifetime of the participant.

As disclosed in Note 1, we adopted ASU No. 2017-07, effective April 1, 2018 on a retrospective basis. The resulting impact on the consolidated statements of operations of reclassifying the impact of non-service component costs to other income, net for the years ended March 31, 2018 and 2017 was an immaterial reduction in cost of revenues, an increase in selling, general and administrative expenses of $1.1 million and $1.0 million, respectively, and a decrease in other income, net of $1.1 million and $1.0 million, respectively.

The plans described above (collectively, the "Plans") are presented in aggregate as the impact of the Restoration Plan and Canadian Plan to our consolidated financial position and results of operations is not material.

The following are assumptions related to the Plans:

	March 31,
	2019	2018	2017
Assumptions used to determine benefit obligations:
Discount rate	4.0%	4.0%	4.2%
Rate of compensation increases (a)	3.0%	3.0%	3.0%
Assumptions used to determine net pension expense:
Discount rate	4.0%	4.2%	4.5%
Expected return on plan assets	4.6%	6.2%	6.2%
Rate of compensation increases (a)	3.0%	3.0%	3.0%

(a) Rate of compensation increase is no longer relevant to the Qualified Plan or Restoration Plan due to freezing benefit accruals. The rate of compensation increase on the Canadian Plan is $3.0%.

The factors used in determination of these assumptions are described in Note 1.

Net pension (benefit) expense for the Plans was:

	Year Ended March 31,
(in thousands)	2019	2018	2017
Service cost – benefits earned during the year	$76	$58	$94
Interest cost on projected benefit obligation	2,113	2,515	2,637
Expected return on assets	(2,656)	(3,927)	(3,723)
Net amortization and deferral	47	30	30
Settlement expense	—	339	—
Other adjustment	—	—	(24)
Net pension benefit	$(420)	$(985)	$(986)

The estimated prior service costs and the estimated net loss for the Plans that will be amortized from accumulated other comprehensive loss into pension expense in the year ended March 31, 2020 is $0 and $39,000, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in the Plans' pension obligations:

	March 31,
(in thousands)	2019	2018
Benefit obligation at beginning of year	$54,461	$61,434
Service cost	76	58
Interest cost	2,113	2,515
Actuarial loss	(116)	(73)
Benefits paid	(2,448)	(2,299)
Settlements (a)	—	(7,252)
Currency translation impact	(93)	78
Benefit obligation at end of year	$53,993	$54,461
Accumulated benefit obligation	$53,733	$54,197

(a) Reflects lump-sum payments to terminated vested participants.

The following is a reconciliation of the Plans' assets:

	March 31,
(in thousands)	2019	2018
Fair value of plan assets at beginning of year	$55,675	$62,271
Actual return on plan assets	1,647	2,704
Benefits paid	(2,342)	(2,193)
Company contributions	103	80
Settlements (a)	—	(7,252)
Currency translation impact	(74)	65
Fair value of plan assets at end of year	$55,009	$55,675

(a) Reflects lump-sum payments to terminated vested participants.

We made no contributions to the Qualified Plan in the year ended March 31, 2019 and do not expect to make any contributions in the year ending March 31, 2020. We contributed $0.1 million to the Canadian Plan in the year ended March 31, 2019 and estimate that our contribution in the year ending March 31, 2020 will be $0.1 million.

The following summarizes the net pension asset for the Plans:

	March 31,
(in thousands)	2019	2018
Plan assets at fair value	$55,009	$55,675
Benefit obligation	(53,993)	(54,461)
Funded status	$1,016	$1,214

The following summarizes amounts recognized in the balance sheets for the Plans:

	March 31,
(in thousands)	2019	2018
Noncurrent assets	$3,096	$3,334
Current liabilities	(102)	(103)
Noncurrent liabilities	(1,978)	(2,017)
Funded status	$1,016	$1,214

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in the benefit obligation:

	March 31,
(in thousands)	2019	2018
Accumulated other comprehensive loss at beginning of year	$(2,530)	$(1,901)
Amortization of net loss	40	26
Amortization of prior service credit	(5)	(5)
Settlements (a)	—	232
Net loss arising during the year	(704)	(762)
Other adjustment (b)	(288)	(107)
Currency translation impact	21	(13)
Accumulated other comprehensive loss at end of year	$(3,466)	$(2,530)

(a) Reflects impact of lump-sum payments to terminated vested participants.
(b) The other adjustments relate to changes in the effective tax rate.

Amounts recorded in accumulated other comprehensive loss consist of:

	March 31,
(in thousands)	2019	2018
Net prior service cost	$35	$41
Net loss	(3,501)	(2,571)
Accumulated other comprehensive loss	$(3,466)	$(2,530)

The current target allocations for Qualified Plan assets are 0% – 5% equity securities and 95% – 100% for fixed income securities, whereas the Canadian Plan assets, which account for less than 4% of total assets, are invested in alternatives. The actual asset allocations for the Plans are as follows:

	March 31,
Asset category	2019	2018
Equity securities	5%	15%
Fixed income securities	91%	79%
Other	4%	5%
Cash and cash equivalents	—%	1%
Total	100%	100%

The Canadian Plan has investments of $2.1 million in commodity-linked and real estate funds within the U.S. and funds that invest in a combination of U.S. and non-U.S. equity and Canadian fixed income securities, which are considered to have Level II inputs in the fair value hierarchy. The remainder of the Plans’ assets are held in common/collective trusts, which seek to provide long-term capital appreciation by investing in a variety of stocks and are measured using net asset value ("NAV"), which is provided by the trustee and is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund less its liabilities. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Participant transactions (purchased and sales) may occur daily. Were the Qualified Plan to initiate a full redemption, the investment adviser reserves the right to temporarily delay withdrawal from the trust in order to ensure that securities liquidations will be carried out in an orderly business manner.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the expected cash benefit payments for the Plans for fiscal years ending March 31 (in millions):

2020	$2.6
2021	2.8
2022	2.9
2023	3.0
2024	3.1
Thereafter	16.2

Defined Contribution Plan

Effective October 1, 2015, we began to sponsor a defined contribution plan covering substantially all of our U.S. employees. Employees may contribute to this plan, and these contributions are matched by us up to 6.0% of eligible earnings. Additionally, we contribute 3.0% of eligible earnings to employees regardless of their level of participation in the plan, which is discretionary and subject to adjustment based on profitability. Effective January 1, 2017, the 3.0% discretionary contribution is contributed following the end of the calendar year. Contributions to the defined contribution plan were $3.4 million and $3.6 million for the years ended March 31, 2019 and 2018, respectively.

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

We recorded total contributions to the ESOP of $1.6 million, $1.6 million and $2.1 million during the years ended March 31, 2019, 2018 and 2017, respectively, based on performance in the prior year. During the year ended March 31, 2019, $1.5 million was recorded to expense based on performance in the year ended March 31, 2019 and is expected to be contributed to the ESOP for the during the year ending March 31, 2020.

The ESOP held 768,691 and 850,940 shares of CSWI common stock as of March 31, 2019 and 2018, respectively.

14. INCOME TAXES

Income from continuing operations before income taxes was comprised of the following (in thousands):

	Year Ended March 31,
	2019	2018	2017
U.S. Federal	$53,375	$42,898	$29,525
Foreign	8,066	5,349	2,635
Income before income taxes	$61,441	$48,247	$32,160

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense consists of the following (in thousands):

For the year ended:	Current	Deferred	Total
March 31, 2019
U.S. Federal	$10,298	$644	$10,942
State and local	2,729	(280)	2,449
Foreign	1,881	117	1998
Provision for income taxes	$14,908	$481	$15,389
March 31, 2018
U.S. Federal	$9,083	$1,915	$10,998
State and local	3,281	398	3,679
Foreign	1,303	(415)	888
Provision for income taxes	$13,667	$1,898	$15,565
March 31, 2017
U.S. Federal	$8,313	$3,384	$11,697
State and local	1,726	417	2,143
Foreign	1,201	(681)	520
Provision for income taxes	$11,240	$3,120	$14,360

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rates of 21.0%, 31.5% and 35.0% to income from continuing operations before income taxes as a result of the following (in thousands):

	Year Ended March 31,
	2019	2018	2017
Computed tax expense at statutory rate	$12,903	$15,198	$11,256
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefits	2,222	1,304	1,529
GILTI and Section 250 Deduction	749	—	—
Foreign rate differential	302	(414)	(444)
Uncertain tax positions	244	269	1,593
Domestic production activity deduction	—	(1,238)	(545)
Impact of reduction of federal tax rate	—	(1,011)	—
Federal repatriation tax, net of tax credit	—	1,891	—
Other permanent differences	(276)	(520)	646
Foreign tax credits	(1,123)	—	—
Other, net	368	86	325
Provision for income taxes continuing operations	$15,389	$15,565	$14,360

The effective tax rates for the years ended March 31, 2019, 2018 and 2017 were 25.0%, 32.3% and 44.7%, respectively. The current year tax rate was lower, compared to the prior years, as a result of a decrease in the federal statutory rate, increased foreign tax credit and the Section 250 deduction. Other items impacting the effective tax rate include GILTI from the U.S. tax reform and a decrease in the deferred only true-ups.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below (in thousands):

	March 31,
	2019	2018
Deferred tax assets:
Accrued compensation	$3,683	$1,693
Impairment	764	10,933
Pension and other employee benefits	1,013	863
Net operating loss carryforwards	149	167
Inventory reserves	120	837
Accrued expenses	86	106
Other, net	239	883
Deferred tax assets	6,054	15,482
Valuation allowance	(64)	(64)
Deferred tax assets, net of valuation allowance	5,990	15,418
Deferred tax liabilities:
Property, plant and equipment	(4,059)	(4,913)
Goodwill and intangible assets	(4,801)	(4,465)
Deferred gain	—	(461)
Other, net	(386)	(303)
Deferred tax liabilities	(9,246)	(10,142)
Net deferred tax (liabilities) assets	$(3,256)	$5,276

As the assets and liabilities of our discontinued Coatings business discussed in Note 3 reside in a disregarded entity for tax purposes, the tax attributes associated with the operations of our Coatings business ultimately flow through to our corporate parent, which files a consolidated federal return. Therefore, corresponding deferred tax assets or liabilities expected to be substantially realized by our corporate parent have been reflected above as assets of our continuing operations and have not been allocated to the balances of assets or liabilities of our discontinued operations disclosed in Note 3. The statement of cash flows reflects the impact of the deferred taxes related to the disregarded entity in a line captioned “Realized (unrealized) deferred taxes and prior year has been conformed to our current presentation.
As of March 31, 2019 and 2018, we had $0.1 million and $0.2 million, respectively, in tax effected net operating loss carryforwards. Net operating loss carryforwards will expire in periods beyond the next 5 years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	March 31,
	2019	2018
Balance at beginning of year	$1,879	$2,025
Increases related to prior year tax positions	43	316
Increases related to current year tax positions	28	284
Settlement	(40)	(746)
Balance at end of year	$1,910	$1,879

We have accrued interest and penalties on uncertain tax positions of $0.1 million and $0.1 million, respectively, for the year ended March 31, 2019 and $0.1 million and $0.2 million, respectively, for the year ended March 31, 2018. We are currently under examination for the years ended March 31, 2017 and 2016 for U.S. federal income taxes. We are not under examination by any U.S. state income taxing authority. Our federal income tax returns for the years ended March 31, 2018 and September 30, 2015 remain subject to examination.  Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended September 30, 2015 and subsequent years.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED PARTY TRANSACTIONS

We paid $0, $0.1 million and $0.1 million in consulting fees in the years ended March 31, 2019, 2018 and 2017, respectively, to a company owned by a member of our board of directors. The consulting agreement under which these fees were paid was terminated effective March 31, 2018.

16. CONTINGENCIES

From time to time, we are involved in various claims and legal actions which arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

17. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands).

	March 31,
	2019	2018
Currency translation adjustments:
Balance at beginning of period	$(4,837)	$(8,132)
Adjustments for foreign currency translation	(2,032)	3,295
Balance at end of period	$(6,869)	$(4,837)
Interest rate swaps:
Balance at beginning of period	$(108)	$(402)
Unrealized gains, net of taxes of $(17) and $(67), respectively (a)	65	125
Reclassification of losses included in interest expense, net of taxes of $89 and $(95), respectively	(335)	177
Other adjustments (c)	(16)	(8)
Other comprehensive (loss) income	(286)	294
Balance at end of period	$(394)	$(108)
Defined benefit plans:
Balance at beginning of period	$(2,530)	$(1,901)
Amortization of net prior service benefit, net of taxes of $1 and $2, respectively (b)	(5)	(5)
Amortization of net loss, net of taxes of $(11) and $(12), respectively (b)	40	26
Net loss arising during the year, net of taxes of $187 and $347, respectively	(704)	(762)
Settlement recognition, net of taxes of $0 and $(107), respectively	—	232
Other adjustments (c)	(288)	(107)
Currency translation impact	21	(13)
Other comprehensive loss	(936)	(629)
Balance at end of period	$(3,466)	$(2,530)

(a) Unrealized gains are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of less than $0.1 million, net of deferred taxes, over the next twelve months related to a designated cash flow hedge based on its fair value as of March 31, 2019.
(b) Amortization of prior service costs and actuarial losses out of accumulated other comprehensive loss are included in the computation of net periodic pension expense. See Note 13 for additional information.
(c) The other adjustments relate to changes in the effective tax rate.

18. REVENUE RECOGNITION

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Build-to-order products are architecturally-specified building products generally sold into the construction industry. Revenue generated from sales of products under build-to-order transactions are currently reflected in the results of our Industrial Products Segment. Occasionally, our built-to-order business lines enter into arrangements for the delivery of a customer-specified product and the provision of installation services. These orders are generally negotiated as a package and are commonly subject to retainage by the customer, which means the final 10% of the transaction price, when applicable, is not collectible until the overall construction project into which our products are incorporated is complete. The lead times for transfer to the customer can be up to 12 weeks. Revenue for goods is recognized at a point in time, but installation services are recognized over time as those services are performed. Installation services represented approximately 1% of total consolidated revenue for the year ended March 31, 2019.

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

Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Year Ended March 31, 2019
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$69,564	$—	$69,564
Book-and-ship	136,367	144,223	280,590
Net revenues	$205,931	$144,223	$350,154

	Year Ended March 31, 2018
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$65,108	$—	$65,108
Book-and-ship	121,375	139,735	261,110
Net revenues	$186,483	$139,735	$326,218

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31, 2017
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$51,305	$—	$51,305
Book-and-ship	107,349	128,714	236,063
Net revenues	$158,654	$128,714	$287,368

Contract liabilities, which are included in accrued and other current liabilities in our consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2018	$2,685
Revenue recognized during the period	(1,876)
Transfer of project costs in excess of billings	(304)
New contracts during the period	1,832
Balance at March 31, 2019	$2,337

19. SEGMENTS

As described in Note 1, we conduct our operations through two business segments:

•Industrial Products; and
•Specialty Chemicals.

The following is a summary of the financial information of our reporting segments reconciled to the amounts reported in the consolidated financial statements (in thousands). Historical segment information has been retrospectively adjusted to reflect the decision to divest the Coatings business.

Year Ended March 31, 2019
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$205,931	$144,223	$350,154	$1	$350,155
Operating income	48,817	23,930	72,747	(12,307)	60,440
Depreciation and amortization	5,871	7,281	13,152	684	13,836

Year Ended March 31, 2018
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$186,483	$139,735	$326,218	$4	$326,222
Operating income	44,225	17,804	62,029	(12,370)	49,659
Depreciation and amortization	7,586	6,679	14,265	668	14,933

Year Ended March 31, 2017
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$158,654	$128,714	$287,368	$92	$287,460
Operating income	33,033	13,021	46,054	(14,014)	32,040
Depreciation and amortization	6,963	6,418	13,381	373	13,754

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2018, we recorded restructuring charges of $0.2 million in our Industrial Products segment. As noted in Note 1, the program was complete as of March 31, 2018. During the year ended March 31, 2017, we recorded restructuring charges of $0.4 million in our Industrial Products segment.

TOTAL ASSETS
(Amounts in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
March 31, 2019	$187,680	$137,587	$325,267	$27,365	$352,632
March 31, 2018	170,847	143,733	314,580	26,236	340,816
March 31, 2017	171,147	208,126	379,273	19,154	398,427

Geographic information – We attribute sales to different geographic areas based on the destination of the product or service delivery. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes. No individual country, except for the U.S., accounted for more than 10% of consolidated net revenues or total long-lived assets.

Sales and long-lived assets by geographic area are as follows (in thousands, except percent data):

	Year Ended March 31,
	2019		2018		2017
U.S.	$286,545	81.8%	$268,201	82.2%	$239,657	83.4%
Non-U.S. (a)	63,610	18.2%	58,021	17.8%	47,803	16.6%
Revenues, net	$350,155	100.0%	$326,222	100.0%	$287,460	100.0%

(a) No individual country within this group represents 10% or more of consolidated totals for any period presented.

	Year Ended March 31,
	2019		2018		2017
U.S.	$176,935	87.9%	$178,010	86.6%	$185,472	87.1%
Non-U.S.	24,430	12.1%	$27,603	13.4%	27,526	12.9%
Long-lived assets (a)	$201,365	100.0%	$205,613	100.0%	$212,998	100.0%

(a) Long-lived assets consist primarily of property, plant and equipment, intangible assets, goodwill and other assets, net of deferred taxes.

Major customer information – We have a large number of customers across our locations and do not believe that we have sales to any individual customer that represented 10% or more of consolidated net revenues for any of the fiscal years presented.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly data for the years ended March 31, 2019 and 2018 (amounts in millions, except per share data):

	Year Ended March 31, 2019
Quarter	4th	3rd	2nd	1st
Revenues, net	$91.5	$77.5	$91.6	$89.6
Gross profit	42.9	34.2	42.2	42.1
Income before income taxes	16.9	9.5	16.9	18.1
Income from continuing operations	13.6	6.0	12.5	14.0
Income (loss) from discontinued operations, net	0.1	(1.0)	2.7	(2.3)
Net income	13.7	5.0	15.2	11.7
Basic earnings (loss) per common share (a):
Continuing operations	$0.90	$0.39	$0.80	$0.89
Discontinued operations	0.01	(0.06)	0.18	(0.15)
Net income	$0.91	$0.33	$0.98	$0.74

Diluted earnings (loss) per common share (a):
Continuing operations	$0.90	$0.39	$0.79	$0.88
Discontinued operations	0.01	(0.07)	0.18	(0.15)
Net income	$0.91	$0.32	$0.97	$0.73

	Year Ended March 31, 2018
Quarter	4th	3rd	2nd	1st
Revenues, net	$83.5	$69.0	$84.4	$89.3
Gross profit	36.1	30.2	39.7	41.9
Income before income taxes	9.8	7.8	14.5	16.1
Income from continuing operations	10.6	2.7	9.1	10.3
Loss from discontinued operations, net	(4.3)	(36.7)	(1.8)	(1.8)
Net income	6.3	(34.0)	7.3	8.5
Basic earnings (loss) per common share (a):
Continuing operations	$0.68	$0.17	$0.58	$0.65
Discontinued operations	(0.28)	(2.34)	(0.12)	(0.12)
Net income (loss)	$0.40	$(2.17)	$0.46	$0.53

Diluted earnings (loss) per common share (a):
Continuing operations	$0.68	$0.17	$0.57	$0.65
Discontinued operations	(0.28)	(2.34)	(0.11)	(0.12)
Net income (loss)	$0.40	$(2.17)	$0.46	$0.53

(a) Net earnings per common share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.
Significant pre-tax adjustments recorded in the quarter ended March 31, 2019 included gains on sales of non-operating assets ($1.5 million). Significant pre-tax adjustments recorded in the quarter ended March 31, 2018 included severance for our chief operating officer ($0.4 million).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that the information, which we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2019, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019 as required by Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of March 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of March 31, 2019, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of March 31, 2019, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2019 and our report dated May 22, 2019, expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
May 22, 2019

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2019.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2019.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2019.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2019.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2019.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	32
CSW Industrials, Inc. Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2019 and 2018	33
For each of the three years in the period ended March 31, 2019:
Consolidated Statements of Operations	34
Consolidated Statements of Comprehensive (Loss) Income	34
Consolidated Statements of Equity	35
Consolidated Statements of Cash Flows	36
Notes to Consolidated Financial Statements	37
(2) Financial Statement Schedules
None.
(3) Exhibits

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2018)
3.2	Amended and Restated Bylaws of the Company, adopted and effective August 14, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2018)
10.1	Tax Matters Agreement dated September 8, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10, filed on September 9, 2015)
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

10.6	Form of Employee Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)+
10.7	Form of Employee Time Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)+
10.8	Form of Employee Performance Share Award Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed on June 14, 2017) +
10.9	Form of Non-Employee Director Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)+
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

10.12	CSW Industrials, Inc. Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016) +
21.1*	List of subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Management contracts and compensatory plans required to be filed as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 22, 2019	CSW INDUSTRIALS, INC.

	By:	/s/ Joseph B. Armes
Joseph B. Armes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph B. Armes	Chief Executive Officer	May 22, 2019
Joseph B. Armes	(Principal Executive Officer)

/s/ Greggory W. Branning	Chief Financial Officer	May 22, 2019
Greggory W. Branning	(Principal Financial and Accounting Officer)

/s/ Michael R. Gambrell	Director	May 22, 2019
Michael R. Gambrell

/s/ Terry L. Johnston	Director	May 22, 2019
Terry L. Johnston

/s/ Linda A. Livingstone	Director	May 22, 2019
Linda A. Livingstone, Ph.D.

/s/ William F. Quinn	Director	May 22, 2019
William F. Quinn

/s/ Robert M. Swartz	Director	May 22, 2019
Robert M. Swartz

/s/ J. Kent Sweezey	Director	May 22, 2019
J. Kent Sweezey