Form 10-Q
period 2019-06-30
CSW INDUSTRIALS, INC.
filed 2019-08-08
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Registrant’s telephone number, including area code

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 1, 2019, there were 15,023,768 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2019 and 2018 (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2019 and March 31, 2019 (unaudited)	3
	Condensed Consolidated Statements of Equity as of June 30, 2019 and 2018 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6.	Exhibits	27
SIGNATURES		28
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands, except per share amounts)	2019	2018
Revenues, net	$102,333	$89,578
Cost of revenues	(55,098)	(47,490)
Gross profit	47,235	42,088
Selling, general and administrative expenses	(26,914)	(24,344)
Operating income	20,321	17,744
Interest expense, net	(501)	(384)
Other (loss) income, net	(87)	738
Income before income taxes	19,733	18,098
Provision for income taxes	(4,389)	(4,091)
Income from continuing operations	15,344	14,007
Loss from discontinued operations, net of tax	(140)	(2,331)
Net income	$15,204	$11,676

Basic earnings (loss) per common share:
Continuing operations	$1.02	$0.89
Discontinued operations	(0.01)	(0.15)
Net income	$1.01	$0.74

Diluted earnings (loss) per common share:
Continuing operations	$1.01	$0.88
Discontinued operations	(0.01)	(0.15)
Net income	$1.00	$0.73
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2019	2018
Net income	$15,204	$11,676
Other comprehensive income (loss):
Foreign currency translation adjustments	258	(1,397)
Cash flow hedging activity, net of taxes of $79 and $(16), respectively	(297)	42
Pension and other postretirement effects, net of taxes of $1 and $(5), respectively	(4)	20
Other comprehensive loss	(43)	(1,335)
Comprehensive income	$15,161	$10,341
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share amounts)	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,228	$26,651
Accounts receivable, net of allowance for doubtful accounts of $734 and $591, respectively	72,841	66,136
Inventories, net	54,224	51,429
Prepaid expenses and other current assets	2,445	7,030
Current assets, discontinued operations	—	21
Total current assets	139,738	151,267
Property, plant and equipment, net of accumulated depreciation of $67,854 and $65,548, respectively	54,248	53,639
Goodwill	92,429	86,295
Intangible assets, net	52,335	50,466
Other assets	26,182	10,965
Noncurrent assets, discontinued operations	2,099	—
Total assets	$367,031	$352,632

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,887	$19,024
Accrued and other current liabilities	26,027	29,426
Current portion of long-term debt	561	561
Current liabilities, discontinued operations	355	161
Total current liabilities	44,830	49,172
Long-term debt	21,258	30,898
Retirement benefits payable	1,923	1,978
Other long-term liabilities	19,435	6,114
Noncurrent liabilities, discontinued operations	2,758	784
Total liabilities	90,204	88,946
Equity:
Common shares, $0.01 par value	159	158
Shares authorized – 50,000
Shares issued – 15,999 and 16,001, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized and issued – 10,000 and 0, respectively
Additional paid-in capital	47,846	46,633
Treasury shares, at cost (975 and 962 shares, respectively)	(50,757)	(49,964)
Retained earnings	290,351	277,588
Accumulated other comprehensive loss	(10,772)	(10,729)
Total equity	276,827	263,686
Total liabilities and equity	$367,031	$352,632
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2019	$158	$(49,964)	$46,633	$277,588	$(10,729)	$263,686
Share-based compensation	—	—	1,213	—	—	1,213
Stock activity under stock plans	1	(793)	—	—	—	(792)
Adoption of ASC 842 Leases	—	—	—	(400)	—	(400)
Net income	—	—	—	15,204	—	15,204
Dividends declared	—	—	—	(2,041)		(2,041)
Other comprehensive loss, net of tax	—	—	—	—	(43)	(43)
Balance at June 30, 2019	$159	$(50,757)	$47,846	$290,351	$(10,772)	$276,827

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2018	$158	$(3,252)	$42,684	$233,650	$(7,475)	$265,765
Share-based compensation	—	—	929	—	—	929
Repurchase of common shares	—	(7,366)	—	—	—	(7,366)
Stock activity under stock plans	—	(136)	—	—	—	(136)
Adoption of ASU 2016-16	—	—	—	(1,232)	—	(1,232)
Adoption of ASC 606 Revenue	—	—	—	(692)	—	(692)
Net income	—	—	—	11,676	—	11,676
Other comprehensive loss, net of tax	—	—	—		(1,335)	(1,335)
Balance at June 30, 2018	$158	$(10,754)	$43,613	$243,402	$(8,810)	$267,609

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2019	2018
Cash flows from operating activities:
Net income	$15,204	$11,676
Less: Loss from discontinued operations	(140)	(2,331)
Income from continuing operations	15,344	14,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,319	1,925
Amortization of intangible and other assets	1,760	1,636
Provision for inventory reserves	194	740
Provision for doubtful accounts	274	—
Share-based and other executive compensation	1,213	929
Net gain on disposals of property, plant and equipment	—	(2,922)
Net pension benefit	(97)	(106)
Net deferred taxes	(95)	147
Changes in operating assets and liabilities:
Accounts receivable, net	(4,799)	(2,405)
Inventories	(2,159)	(3,333)
Prepaid expenses and other current assets	4,627	2,022
Other assets	37	(27)
Accounts payable and other current liabilities	(8,936)	(719)
Retirement benefits payable and other liabilities	(17)	(53)
Net cash provided by operating activities, continuing operations	9,665	11,841
Net cash used in operating activities, discontinued operations	(255)	(2,894)
Net cash provided by operating activities	9,410	8,947
Cash flows from investing activities:
Capital expenditures	(2,226)	(1,489)
Proceeds from sale of assets held for investment	—	278
Proceeds from sale of assets	—	3,230
Cash paid for acquisitions	(11,500)	—
Net cash (used in) provided by investing activities, continuing operations	(13,726)	2,019
Net cash provided by investing activities, discontinued operations	—	297
Net cash (used in) provided by investing activities	(13,726)	2,316
Cash flows from financing activities:
Borrowings on lines of credit	7,500	—
Repayments of lines of credit	(17,140)	(4,140)
Purchase of treasury shares	(793)	(7,502)
Dividends	(2,028)	—
Net cash used in financing activities	(12,461)	(11,642)
Effect of exchange rate changes on cash and equivalents	354	(344)
Net change in cash and cash equivalents	(16,423)	(723)
Cash and cash equivalents, beginning of period	26,651	11,706
Cash and cash equivalents, end of period	$10,228	$10,983
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating, air conditioning and refrigeration (“HVAC/R”), sealants and high-performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5® thread sealants, KOPR-KOTE® anti-seize lubricants, KATS Coatings®, Safe-T-Switch® condensate overflow shutoff devices, Air Sentry® breathers, Deacon® high temperature sealants, AC Leak Freeze® to stop refrigerant leaks and Greco Aluminum Railings.

Our products are well-known in the specific industries we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC/R, architecturally-specified building products, industrial, plumbing, energy, rail, mining and other general industrial markets.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (“Quarterly Report”) include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of June 30, 2019, and the results of operations for the three month periods ended June 30, 2019 and 2018. All adjustments are of a normal, recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CSWI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “Annual Report”).

Accounting Policies

We have consistently applied the accounting policies described in our Annual Report in preparing these condensed consolidated financial statements.  We have not made any changes in significant accounting policies disclosed in the Annual Report, with the exception of the lease accounting policy described below as a result of adopting the new lease standards.

Leases – We determine if a contract is or contains a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. Right-of-Use (“ROU”) assets and lease liabilities are initially recognized at the commencement date based on the present value of remaining lease payments over the lease term calculated using our incremental borrowing rate, unless the implicit rate is readily determinable. ROU assets represent the right to use an underlying asset for the lease term, including any upfront lease payments made and excluding lease incentives. Lease liabilities represent the obligation to make future lease payments throughout the lease term. The lease term includes renewal periods when we are reasonably certain to exercise the option to renew. The ROU asset is amortized over the expected lease term. Lease and non-lease components, when present on our leases, are accounted for separately. Leases with an initial term of 12 months or less are excluded from recognition in the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our condensed consolidated income statements as the obligation is incurred. As of June 30, 2019, we did not have material leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

Accounting Developments

Pronouncements Implemented

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which has been subsequently amended with additional ASUs including ASU No. 2018-10 and ASU No. 2018-11 issued in July 2018 and ASU No. 2018-20 issued in December 2018, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is permitted with certain practical expedients. Early adoption is permitted. We adopted this standard effective April 1, 2019 using the modified retrospective approach for leases existing at or entered into before the effective date. As such, the cumulative effect of the implementation has been recorded to the opening balance of retained earnings in the period of adoption, and prior periods have not been adjusted. Upon adoption, we elected the package of three practical expedients permitted under the transition guidance, which include the carry forward of our leases without reassessing whether any contracts are leases or contain leases, lease classification and initial direct lease costs. We also elected the transition practical expedient to apply hindsight when determining the lease term and when assessing impairment of ROU assets at the adoption date, which allows us to update our assessments according to new information and changes in facts and circumstances that have occurred since lease inception. Adoption of this ASU resulted in recognition of ROU assets and lease liabilities of $16.9 million and $18.6 million, respectively, including leases classified as discontinued operations, as well as a reduction to opening retained earnings of $0.4 million, at the date of adoption. Refer to Note 8 for details of the impact of the adoption of this ASU.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements of Accounting for Hedging Activities." The purpose of this ASU is to better align a company's risk management activities and financial reporting for hedging relationships. Additionally, the ASU simplifies the hedge accounting requirements and improves the disclosures of hedging arrangements. This ASU was amended by ASU 2018-16 to include the secured overnight financing rate as an acceptable reference rate. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Adoption of this ASU effective April 1, 2019 did not have a material impact on our consolidated financial condition or results of operations.

Pronouncements not yet implemented

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," as amended, which requires, among other things, the use of a new current expected credit loss ("CECL") model in order to determine our allowances for doubtful accounts with respect to accounts receivable. The CECL model requires that we estimate our lifetime expected credit loss with respect to our receivables and contract assets and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. We will also be required to disclose information about how we developed the allowances, including changes in the factors that influenced our estimate of expected credit losses and the reasons for those changes. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. We are currently evaluating the impact of this ASU on our consolidated financial condition and results of operations.

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

2. ACQUISITIONS

Petersen Metals

On April 2, 2019, we acquired the assets of Petersen Metals, Inc. (“Petersen”), based near Tampa, Florida, for $11.8 million, of which $11.5 million was paid at closing and funded through our revolving credit facility, and the remaining $0.3 million represented a working capital adjustment paid in July 2019. Petersen is a leading designer, manufacturer and installer of architecturally-specified, engineered metal products and railings, including aluminum and stainless steel railings products for interior and exterior applications. The excess of the purchase price over the fair value of the identifiable assets acquired was $6.1 million allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from enabling geographic, end market and product diversification and expansion as Petersen is a strategic complement to our existing line of architecturally-specified building products. The preliminary allocation of the fair value of the net assets acquired included customer lists of $3.2 million and backlog of $0.4 million, as well as accounts receivable, inventory and equipment of $2.2 million, $0.8 million and $0.7 million, respectively, net of current liabilities of $1.5 million. Customer lists are being amortized over 15 years, backlog is amortized over 1.5 years and goodwill is not being amortized. Petersen activity has been included in our Industrial Products segment since the acquisition date. No pro forma information has been provided due to immateriality.

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

3. DISCONTINUED OPERATIONS

During the quarter ended December 31, 2017, we commenced a sale process to divest our Coatings business to allow us to focus resources on our core growth platforms. Our Coatings business manufactured specialized industrial coating products including urethanes, epoxies, acrylics and alkyds. As of December 31, 2017, the Coatings business met the held-for-sale criteria under ASC 360, "Property, Plant and Equipment," and accordingly, we classified and accounted for the assets and liabilities of the Coatings business as held-for-sale in the accompanying condensed consolidated balance sheets, and as discontinued operations, net of tax, in the accompanying condensed consolidated statements of income and cash flows. We completed an initial assessment of the assets and liabilities of the Coatings business and recorded a $46.0 million impairment based on our best estimates as of the date of issuance of financial results for the quarter ended December 31, 2017.

On July 31, 2018, we consummated a sale of assets related to our Coatings business to an unrelated third party, the terms of which were not disclosed due to immateriality. During the three months ended September 30, 2018, we received an aggregate of $6.9 million for the sale of assets related to our Coatings business in multiple transactions. This resulted in gains on disposal of $6.9 million due to write-downs of long-lived assets in prior periods.

Summarized selected financial information for the Coatings business for the three months ended June 30, 2019 and 2018, is presented in the following table:

	Three Months Ended June 30,
(amounts in thousands)	2019	2018
Revenues, net	$—	$3,365

Loss from discontinued operations before income taxes	(154)	(3,080)
Income tax benefit	14	749
Loss from discontinued operations, net	$(140)	$(2,331)

(amounts in thousands)	June 30, 2019	March 31, 2019
Assets
Prepaid expenses and other current assets (a)	$—	$21
Other assets (b)	2,099	—
Total assets	$2,099	$21

Liabilities
Accounts payable, accrued expenses and other liabilities (b)	$3,113	$945

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
(b) Adoption of the new lease standard resulted in recognition of ROU assets and lease liabilities of $2.0 million and $3.1 million, respectively, for the Coatings business. Refer to Note 8 for details for additional discussions on our adoption of the new lease standard.

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2019	March 31, 2019
Raw materials and supplies	$23,457	$20,267
Work in process	6,164	6,483
Finished goods	31,944	31,876
Total inventories	61,565	58,626
Less: LIFO reserve	(5,027)	(5,027)
Less: Obsolescence reserve	(2,314)	(2,170)
Inventories, net	$54,224	$51,429

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended June 30, 2019 and March 31, 2019 were as follows (in thousands):

	Industrial Products	Specialty Chemicals	Total
Balance at March 31, 2019	$54,732	$31,563	$86,295
Petersen acquisition	6,063	—	6,063
Currency translation	71	—	71
Balance at June 30, 2019	$60,866	$31,563	$92,429

The following table provides information about our intangible assets (in thousands, except years):

		June 30, 2019		March 31, 2019
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,800	$(6,488)	$9,835	$(6,316)
Customer lists and amortized trademarks	12	63,214	(29,784)	60,065	(28,622)
Non-compete agreements	5	1,777	(1,207)	1,764	(1,066)
Other	8	5,135	(2,132)	4,808	(2,010)
		$79,926	$(39,611)	$76,472	$(38,014)
Trade names and trademarks not being amortized:		$12,020	$—	$12,008	$—

Amortization expense for the three months ended June 30, 2019 was $1.7 million. Amortization expense for the three months ended June 30, 2018, was $1.6 million. The following table shows the estimated future amortization for intangible assets, as of June 30, 2019, for the remainder of the current fiscal year and the next five fiscal years ending March 31 (in thousands):

2020	$4,715
2021	5,504
2022	5,100
2023	4,244
2024	3,938

6. SHARE-BASED COMPENSATION

Refer to Note 6 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of June 30, 2019, 826,965 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$—	$1,213	$1,213
Related income tax benefit	—	(255)	(255)
Net share-based compensation expense	$—	$958	$958

	Three Months Ended June 30, 2018
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$16	$913	$929
Related income tax benefit	(2)	(200)	(202)
Net share-based compensation expense	$14	$713	$727

Stock option activity was as follows:

	Three Months Ended June 30, 2019
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2019:	231,717	$25.12
Exercised	—	—
Canceled	—	—
Outstanding at June 30, 2019	231,717	$25.12	4.96	10.0
Exercisable at June 30, 2019	231,717	$25.12	4.96	10.0

All compensation costs related to stock options were recognized prior to April 1, 2019. No options were granted or vested during the three months ended June 30, 2019 and 2018.

Restricted share activity was as follows:

	Three Months Ended June 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2019:	213,622	$45.42
Granted	31,817	79.44
Vested	(35,117)	24.29
Canceled	(1,766)	23.77
Outstanding at June 30, 2019	208,556	$54.35

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of June 30, 2019 and March 31, 2019 included 92,545 and 96,282 shares (at target), respectively, with performance-based vesting provisions, and vesting ranges from 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards do not provide for the rights to vote or receive cash dividends until vesting.

Performance-based awards are earned upon the achievement of objective performance targets, and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period.

At June 30, 2019, we had unrecognized compensation cost related to unvested restricted shares of $7.1 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.0 years. The total fair value of restricted shares granted during the three months ended June 30, 2019 and 2018 was $2.5 million and $1.7 million, respectively. The total fair value of restricted shares vested during the three months ended June 30, 2019 and 2018 was $2.1 million and $0.5 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	June 30, 2019	March 31, 2019
Revolving Credit Facility, interest rate of 3.65% and 3.74%, respectively	$10,500	$20,000
Whitmore Term Loan, interest rate of 4.40% and 4.50%, respectively	11,319	11,459
Total debt	21,819	31,459
Less: Current portion	(561)	(561)
Long-term debt	$21,258	$30,898

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, we have a five-year, $250.0 million revolving credit facility agreement, with an additional $50.0 million accordion feature, which matures on September 15, 2022 (the “Revolving Credit Facility”). Borrowings under this facility bear interest at a rate of prime plus 0.25% or London Interbank Offered Rate ("LIBOR") plus 1.25%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility.  Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Revolving Credit Facility is secured by substantially all of our domestic assets. During the three months ended June 30, 2019, we borrowed $7.5 million and repaid $17.0 million under this facility, and as of June 30, 2019 and March 31, 2019, we had a remaining outstanding balance of $10.5 million and $20.0 million, respectively, which resulted in borrowing capacity of $289.5 million and $280.0 million, respectively, inclusive of the accordion feature. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of June 30, 2019.

Whitmore Term Loan

As of June 30, 2019, Whitmore Manufacturing (one of our wholly-owned operating subsidiaries) had a secured term loan ("Whitmore Term Loan") outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan matures on July 31, 2029 and requires payments of $140,000 due each quarter. Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%.  As of June 30, 2019 and March 31, 2019, Whitmore Manufacturing had $11.3 million and $11.5 million, respectively, in outstanding borrowings under the term loan. Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 9.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include escalation clauses and/or options to extend or terminate the leases. Leases related to discontinued operations have been omitted from the following disclosures (see Note 3 for information on leases included in discontinued operations).

We do not currently have any financing lease arrangements.

Three Months Ended June 30, 2019
Components of Operating Lease Expenses (in thousands)
Operating lease expense (a)	$904
Variable lease expense (b)	50
Total operating lease expense	$954
(a) Included in cost of revenues and selling, general and administrative expense
(b) Includes short-term leases, which are immaterial

June 30, 2019
Operating Lease Assets and Liabilities (in thousands)
ROU assets, net (c)	$15,037

Short-term lease liabilities (d)	$2,807
Long-term lease liabilities recorded (d)	12,877
Total operating lease liabilities	$15,684
(c) Included in other assets, net
(d) Included in accrued and other current liabilities and other long-term liabilities

Three Months Ended June 30, 2019
Supplemental Cash Flow (in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$873
ROU assets obtained in exchange for new operating lease obligations	605
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	5.43
Weighted average discount rate (percent)	3.7%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2020 (excluding the three months ended June 30, 2019)	$2,626
2021	3,283
2022	2,747
2023	2,076
2024	1,925
Thereafter	5,540
Total lease liabilities	18,197
Less: Imputed interest	(2,513)
Present value of lease liabilities	$15,684

As discussed in Note 1, we elected the transition practical expedient to apply hindsight when determining the lease term at the new lease standard adoption date. The increase in lease liabilities at June 30, 2019 as compared with future obligations as of March 31, 2019 represents the renewal period options that we were reasonably certain to exercise as of the adoption date.

The future minimum obligations under operating leases in effect as of March 31, 2019 having a noncancellable term in excess of one year as determined prior to the adoption of the new lease standard are as follows for the fiscal years ending March 31, (in thousands):

2020	$3,048
2021	2,733
2022	1,645
2023	1,038
2024	921
Thereafter	1,010
Total future minimum lease payments	$10,395

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on a certain portion of our debt.  As of June 30, 2019 and March 31, 2019, we had $11.3 million and $11.5 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap is highly effective. At June 30, 2019, the maximum remaining length of the interest rate swap contract was approximately 10 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	June 30, 2019	March 31, 2019
Current derivative liabilities	$114	$56
Non-current derivative liabilities	761	443

The impact of changes in fair value of the interest rate swap is included in Note 12.

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three months ended June 30, 2019 and 2018 (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2019	2018
Income from continuing operations	$15,344	$14,007
Loss from discontinued operations	(140)	(2,331)
Net income	$15,204	$11,676

Weighted average shares:
Common stock	14,875	15,658
Participating securities	115	165
Denominator for basic earnings per common share	14,990	15,823
Potentially dilutive securities	168	109
Denominator for diluted earnings per common share	15,158	15,932

Basic earnings (loss) per common share:
Continuing operations	$1.02	$0.89
Discontinued operations	(0.01)	(0.15)
Net income	$1.01	$0.74

Diluted earnings (loss) per common share:
Continuing operations	$1.01	$0.88
Discontinued operations	(0.01)	(0.15)
Net income	$1.00	$0.73

11. SHAREHOLDERS' EQUITY

Share Repurchase Program

On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over a two-year time period. We purchased 146,287 shares during the three months ended June 30, 2018 for an aggregate amount of $7.3 million. As of October 31, 2018, a total of 656,203 shares had been repurchased for an aggregate amount of $35.0 million, and the program was completed.

On November 7, 2018, we announced that our Board of Directors authorized a new program to repurchase up to $75.0 million of our common stock over a two-year time period. These shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. No shares were purchased under this program during the three months ended June 30, 2019. As of June 30, 2019, a total of 231,150 shares had been repurchased for an aggregate amount of $11.8 million.

Dividends

On April 4, 2019, we announced we had commenced a dividend program and that our Board of Directors approved a quarterly dividend of $0.135 per share. Our first dividend was paid on June 12, 2019 to shareholders of record as of May 8, 2019. Total dividends of $2.0 million were declared and paid during the three months ended June 30, 2019. On July 10, 2019, we announced a quarterly dividend of $0.135 per share payable on August 15, 2019 to shareholders of record as of July 30, 2019. Any future dividends at the existing $0.135 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at June 30, 2019 and March 31, 2019 due to their short-term nature.

13. RETIREMENT PLANS
Refer to Note 13 to our consolidated financial statements included in our Annual Report for a description of our retirement and post-retirement benefits.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended June 30,
	2019	2018
Service cost, benefits earned during the period	$18	$19
Interest cost on projected benefit obligation	523	528
Expected return on assets	(653)	(663)
Amortization of net actuarial loss	12	10
Net pension benefit	$(100)	$(106)

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

15. INCOME TAXES

For the three months ended June 30, 2019, we earned $19.7 million from continuing operations before taxes and provided for income taxes of $4.4 million, resulting in an effective tax rate of 22.2%. For the three months ended June 30, 2018, we earned $18.1 million from continuing operations before taxes and provided for income taxes of $4.1 million, resulting in an effective tax rate of 22.6%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2019 and 2018 primarily due to the provision for global intangible low-taxed income ("GILTI"), adjustments related to state tax returns, excess tax deductions related to stock compensation and an increase in the reserves for uncertain tax provisions.

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended June 30,
	2019	2018
Currency translation adjustments:
Balance at beginning of period	$(6,869)	$(4,837)
Adjustments for foreign currency translation	258	(1,397)
Balance at end of period	$(6,611)	$(6,234)

Interest rate swaps:
Balance at beginning of period	$(394)	$(108)
Unrealized (losses) gains, net of taxes of $81 and $(11), respectively (a)	(306)	40
Reclassification of losses included in interest expense, net, net of taxes of $(2) and $(5), respectively	9	18
Other adjustment (c)	—	(16)
Other comprehensive (loss) income	(297)	42
Balance at end of period	$(691)	$(66)

Defined benefit plans:
Balance at beginning of period	$(3,466)	$(2,530)
Amortization of net losses, net of taxes of $1 and $(5), respectively (b)	(4)	20
Balance at end of period	$(3,470)	$(2,510)

(a) Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.1 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at June 30, 2019.
(b) Amortization of actuarial losses out of accumulated comprehensive loss are included in the computation of net periodic pension expense. See Note 13 for additional information.
(c) The other adjustments relate to changes in the effective tax rate.

17. REVENUE RECOGNITION

Refer to Note 18 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2019
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$19,201	$—	$19,201
Book-and-ship	44,151	38,981	83,132
Net revenues	$63,352	$38,981	$102,333

	Three Months Ended June 30, 2018
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$15,511	$—	$15,511
Book-and-ship	38,349	35,718	74,067
Net revenues	$53,860	$35,718	$89,578

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2019:	$2,337
Revenue recognized during the period	(138)
New contracts during the period	642
Balance at June 30, 2019	$2,841

18. SEGMENTS

As discussed in Note 19 to our consolidated financial statements in our Annual Report, we conduct our operations through two business segments based on type of product and how we manage the business: Industrial Products and Specialty Chemicals.

Three Months Ended June 30, 2019:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$63,352	$38,981	$102,333	$—	$102,333
Operating income	17,042	6,623	23,665	(3,344)	20,321

Three Months Ended June 30, 2018:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$53,860	$35,718	$89,578	$—	$89,578
Operating income	13,893	6,473	20,366	(2,622)	17,744

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our continuing operations financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2019 included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.

Overview

We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products and systems help contractors do their jobs better, faster and easier; make buildings safer and more aesthetically pleasing; protect valuable assets from corrosion; and improve the reliability of mission critical equipment. Our products include mechanical products for HVAC/R, sealants and high-performance specialty lubricants. Markets that we serve include HVAC/R, architecturally-specified building products, general industrial, plumbing, energy, rail and mining. Our manufacturing operations are concentrated in the U.S. and Canada, and we have distribution operations in Australia, Canada and the United Kingdom ("U.K."). Our products are sold directly or through designated channels both domestically and internationally.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom and semi-custom products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, Kopr Kote, KATS Coatings, Jet-Lube Extreme, Smoke Guard, Safe-T-Switch, Metalcaulk, Balco, Whitmore, Air Sentry, Oil Safe, Deacon, AC Leak Freeze and Greco Aluminum Railings.

We believe that our broad portfolio of products and markets served, and our brand recognition will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance and overall global economic uncertainty.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results of continuing operations and results for each of our segments.

The operations of Petersen have been included in our consolidation results of operations and in the operating results of our Industrial Products segment since April 2, 2019, the effective date of the acquisition. The operations of MSD have been included in our consolidation results of operations and in the operating results of our Industrial Products segment since January 31, 2019, the effective date of the acquisition. All acquisitions are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Revenues, net

	Three Months Ended June 30,
(Amounts in thousands)	2019	2018
Revenues, net	$102,333	$89,578

Net revenues for the three months ended June 30, 2019 increased $12.8 million, or 14.2%, as compared with the three months ended June 30, 2018. The increase was primarily due to increased sales volumes into the HVAC/R end market ($4.5 million), recent acquisitions ($4.1 million), as well as smaller increases in the architecturally-specified building products, rail, energy, mining and general industrial end markets.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2019	2018
Gross profit	$47,235	$42,088
Gross profit margin	46.2%	47.0%

Gross profit for the three months ended June 30, 2019 increased $5.1 million, or 12.2%, as compared with the three months ended June 30, 2018. The increase was primarily a result of the impact of leverage from increased sales, as well as sales mix and operational improvements, partially offset by $2.6 million in gains on sales of property, plant and equipment in the prior year that did not recur. Gross profit margin of 46.2% for the three months ended June 30, 2019 decreased as compared with 47.0% for the three months ended June 30, 2018. The decrease in gross profit margin is primarily attributable to the $2.6 million in gains on sales of property, plant and equipment in the prior year that did not recur, partially offset by leverage from increased sales.

Operating Expenses

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2019	2018
Operating expenses	$26,914	$24,344
Operating expenses as a percentage of revenues, net	26.3%	27.2%

Operating expenses for the three months ended June 30, 2019 increased $2.6 million, or 10.6%, as compared with the three months ended June 30, 2018. The increase in operating expenses was primarily due to increased personnel-related expenses, as well as $0.7 million in costs related to acquisitions. The decrease in operating expenses as a percentage of revenues was attributable to leverage on increased sales.

Operating Income

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2019	2018
Operating income	$20,321	$17,744
Operating margin	19.9%	19.8%

Operating income for the three months ended June 30, 2019 increased $2.6 million, or 14.5%, as compared with the three months ended June 30, 2018, primarily as a result of the increase in gross profit, partially offset by an increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $0.5 million for the three months ended June 30, 2019 increased $0.1 million as compared with the three months ended June 30, 2018. The increase was attributable to increased outstanding long-term debt, resulting from our acquisitions of MSD and Petersen, and an increased interest rate.

Other income (loss), net was a net loss of $0.1 million for the three months ended June 30, 2019 as compared with a net income of $0.7 million for the three months ended June 30, 2018. The decrease is due to a decrease in gains arising from transactions in currencies other than our sites' functional currencies and a gain recognized from the sale of assets during the prior year that did not recur.

Provision for Income Taxes and Effective Tax Rate

For the three months ended June 30, 2019, we earned $19.7 million from continuing operations before taxes and provided for income taxes of $4.4 million, resulting in an effective tax rate of 22.2%. For the three months ended June 30, 2018, we earned $18.1 million from continuing operations before taxes and provided for income taxes of $4.1 million, resulting in an effective tax rate of 22.6%. The provision for income taxes differed from the statutory rate for the three months ended June 30,

2019 and 2018 primarily due to the provision for GILTI, adjustments related to state tax returns, excess tax deductions related to stock compensation and an increase in the reserves for uncertain tax provisions.

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

	Three Months Ended June 30,
(Amounts in thousands)	2019	2018
Revenues, net	$63,352	$53,860
Operating income	17,042	13,893
Operating margin	26.9%	25.8%

Net revenues for the three months ended June 30, 2019 increased $9.5 million, or 17.6%, as compared with the three months ended June 30, 2018. The increase was primarily due to increased sales volumes into the HVAC/R end market ($4.8 million) and recent acquisitions ($4.1 million), as well as a smaller increase in the architecturally-specified building products end market.

Operating income for the three months ended June 30, 2019 increased $3.1 million, or 22.7%, as compared with the three months ended June 30, 2018. The increase was primarily due to leverage from increased sales, sales mix and contributions by recent acquisitions, partially offset by $0.5 million in gains on sales of property, plant and equipment in the prior year that did not recur.

Specialty Chemicals Segment Results

Specialty Chemicals is comprised of pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations, and degreasers and cleaners.

	Three Months Ended June 30,
(Amounts in thousands)	2019	2018
Revenues, net	$38,981	$35,718
Operating income	6,623	6,473
Operating margin	17.0%	18.1%

Net revenues for the three months ended June 30, 2019 increased $3.3 million, or 9.1%, as compared with the three months ended June 30, 2018.  The increase was primarily due to increased sales volumes into the rail, energy, architecturally-specified building products and mining end markets.

Operating income for the three months ended June 30, 2019 increased $0.2 million, or 2.3%, as compared with the three months ended June 30, 2018. The increase was due to sales mix, operational improvements and leverage from increased sales, partially offset by $2.2 million in gains on sales of property, plant and equipment in the prior year that did not recur.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Three Months Ended June 30,
(Amounts in thousands)	2019	2018
Net cash provided by operating activities, continuing operations	$9,665	$11,841
Net cash (used in) provided by investing activities, continuing operations	(13,726)	2,019
Net cash used in financing activities	(12,461)	(11,642)

Existing cash, cash generated by continuing operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.  Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories.  Our cash balance (including cash and cash equivalents) at June 30, 2019 was $10.2 million, as compared with $26.7 million at March 31, 2019.

For the three months ended June 30, 2019, our cash provided by operating activities from continuing operations was $9.7 million, as compared with $11.8 million for three months ended June 30, 2018.

•Working capital used cash for the three months ended June 30, 2019 due to lower accounts payable and other current liabilities ($8.9 million), higher accounts receivable ($4.8 million) and higher inventories ($2.2 million), partially offset by lower prepaid expenses and other current assets ($4.6 million).
•Working capital used cash for the three months ended June 30, 2018 due to higher inventories ($3.3 million), higher accounts receivable ($2.4 million) and lower accounts payable and other current liabilities ($0.7 million), partially offset by lower prepaid expenses and other current assets ($2.0 million).

Cash flows used in investing activities of continuing operations during the three months ended June 30, 2019 were $13.7 million as compared with $2.0 million of cash provided by investing activities of continuing operations during the three months ended June 30, 2018. During the three months ended June 30, 2019, we paid $11.5 million for the acquisition of Petersen and had no acquisitions during the three months ended June 30, 2018. Proceeds from the sale of assets during the three months ended June 30, 2019 were $0 as compared with $3.5 million of proceeds during the three months ended June 30, 2018.  Capital expenditures during the three months ended June 30, 2019 were $2.2 million, an increase of $0.7 million as compared with the three months ended June 30, 2018.  Our capital expenditures have been focused on continuous improvement, automation, maintenance and new products.

Cash flows used in financing activities during the three months ended June 30, 2019 were $12.5 million as compared with $11.6 million for the three months ended June 30, 2018.  Cash outflows during the three months ended June 30, 2019 included $9.6 million of net debt repayments (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) and $2.0 million of dividends payments. Cash outflows during the three months ended June 30, 2018 included $4.1 million of net debt repayments and $7.5 million for the repurchase of shares under our share repurchase programs (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report).

We believe that available cash and cash equivalents, cash flows generated through continuing operations and cash available under our Revolving Credit Facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

Acquisitions and Dispositions

We regularly evaluate acquisition opportunities of various sizes.  The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise capital, is a critical consideration in any such evaluation. Note 2 to our condensed consolidated financial statements included in this Quarterly Report contains a discussion of the recent acquisitions.

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of June 30, 2019.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  This agreement is more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the three months ended June 30, 2019.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of June 30, 2019, we had $10.5 million in outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage, or hedge, interest rate risks related to our borrowings by means of an interest rate swap agreement.  At June 30, 2019, we had an interest rate swap agreement that covered 51.9% of our $21.8 million total outstanding indebtedness. Each quarter point change in interest rates would result in a negligible change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net (losses) gains of $(0.1) million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, which are included in other income (expense), net on our condensed consolidated statements of income. We realized a net (loss) gain associated with foreign currency translation of $0.3 million and $(1.4) million for the three months ended June 30, 2019 and 2018, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at June 30, 2019, a 10% change in the foreign currency exchange rates for the three months ended June 30, 2019 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. On November 7, 2018, we announced that our Board of Directors authorized a new program allowing us to repurchase shares of our common stock up to an aggregate market value of $75.0 million during a two-year period. The program may be limited or terminated at any time. No shares were purchased during the three months ended June 30, 2019 under this program. As of June 30, 2019, 231,150 shares of our common stock had been repurchased under the new program since its inception for an aggregate of $11.8 million.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
					(in millions)
April 1 - 30	13,294	(a)	$57.71	—	$63.2
May 1 - 31	—		—	—	63.2
June 1 - 30	391	(a)	65.81	—	63.2
Total	13,685			—

(a) Represents shares tendered by employees to satisfy minimum tax withholding amounts for restricted shares vested.

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of CSW Industrials, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 15, 2018)
3.2
CSW Industrials, Inc. Amended and Restated Bylaws, adopted and effective August 14, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on August 15, 2018)

10.1*	Form of Employee Performance Share Award Agreement+
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation LinkBase Document
101.DEF	XBRL Taxonomy Extension Definition LinkBase Document
101.LAB	XBRL Taxonomy Extension Label LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation LinkBase Document

_________________________
* Filed herewith
** Furnished herewith
+ Management contracts and compensatory plans required to be filed as exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSW INDUSTRIALS, INC.

August 8, 2019	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

August 8, 2019	/s/ Greggory W. Branning
Greggory W. Branning
Chief Financial Officer (Principal Financial Officer)