Form 10-Q
period 2019-09-30
CSW INDUSTRIALS, INC.
filed 2019-11-05
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 31, 2019, there were 15,048,551 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share amounts)	2019	2018	2019	2018
Revenues, net	$101,324	$91,612	$203,657	$181,190
Cost of revenues	(53,920)	(49,403)	(109,018)	(96,892)
Gross profit	47,404	42,209	94,639	84,298
Selling, general and administrative expenses	(27,282)	(25,005)	(54,195)	(49,349)
Operating income	20,122	17,204	40,444	34,949
Interest expense, net	(299)	(420)	(800)	(805)
Other (expense) income, net	(7,367)	82	(7,454)	820
Income before income taxes	12,456	16,866	32,190	34,964
Provision for income taxes	(3,638)	(4,442)	(8,027)	(8,534)
Income from continuing operations	8,818	12,424	24,163	26,430
(Loss) income from discontinued operations, net of tax	(35)	2,732	(174)	400
Net income	$8,783	$15,156	$23,989	$26,830

Basic earnings (loss) per common share:
Continuing operations	$0.59	$0.80	$1.61	$1.69
Discontinued operations	(0.01)	0.18	(0.01)	0.02
Net income	$0.58	$0.98	$1.60	$1.71

Diluted earnings (loss) per common share:
Continuing operations	$0.58	$0.79	$1.59	$1.67
Discontinued operations	—	0.18	(0.01)	0.03
Net income	$0.58	$0.97	$1.58	$1.70
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$8,783	$15,156	$23,989	$26,830
Other comprehensive income (loss):
Foreign currency translation adjustments	(669)	(43)	(411)	(1,442)
Cash flow hedging activity, net of taxes of $58, $(56), $137 and $(71), respectively	(217)	209	(514)	252
Pension and other postretirement effects, net of taxes of $(674), $0, $(673) and $(6), respectively	2,534	1	2,530	22
Other comprehensive income (loss)	1,648	167	1,605	(1,168)
Comprehensive income	$10,431	$15,323	$25,594	$25,662
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share amounts)	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$23,677	$26,651
Accounts receivable, net of allowance for doubtful accounts of $946 and $591, respectively	68,711	66,136
Inventories, net	52,851	51,429
Prepaid expenses and other current assets	4,038	7,030
Current assets, discontinued operations	—	21
Total current assets	149,277	151,267
Property, plant and equipment, net of accumulated depreciation of $68,440 and $65,548, respectively	54,864	53,639
Goodwill	92,252	86,295
Intangible assets, net	50,472	50,466
Other assets	22,451	10,965
Noncurrent assets, discontinued operations	2,061	—
Total assets	$371,377	$352,632

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,813	$19,024
Accrued and other current liabilities	34,966	29,426
Current portion of long-term debt	561	561
Current liabilities, discontinued operations	368	161
Total current liabilities	50,708	49,172
Long-term debt	10,618	30,898
Retirement benefits payable	2,038	1,978
Other long-term liabilities	18,897	6,114
Noncurrent liabilities, discontinued operations	2,677	784
Total liabilities	84,938	88,946
Equity:
Common shares, $0.01 par value	159	158
Shares authorized – 50,000
Shares issued – 16,000 and 16,001, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized and issued – 10,000 and 0, respectively
Additional paid-in capital	49,067	46,633
Treasury shares, at cost (975 and 962 shares, respectively)	(50,757)	(49,964)
Retained earnings	297,094	277,588
Accumulated other comprehensive loss	(9,124)	(10,729)
Total equity	286,439	263,686
Total liabilities and equity	$371,377	$352,632
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2019	$158	$(49,964)	$46,633	$277,588	$(10,729)	$263,686
Share-based compensation	—	—	1,213	—	—	1,213
Stock activity under stock plans	1	(793)	—	—	—	(792)
Adoption of ASC 842 Leases	—	—	—	(400)	—	(400)
Net income	—	—	—	15,204	—	15,204
Dividends declared	—	—	—	(2,041)		(2,041)
Other comprehensive loss, net of tax	—	—	—	—	(43)	(43)
Balance at June 30, 2019	$159	$(50,757)	$47,846	$290,351	$(10,772)	$276,827
Share-based compensation	—	—	1,196	—	—	1,196
Net income	—	—	—	8,783	—	8,783
Dividends declared	—	—	25	(2,040)	—	(2,015)
Other comprehensive income, net of tax	—	—	—	—	1,648	1,648
Balance at September 30, 2019	$159	$(50,757)	$49,067	$297,094	$(9,124)	$286,439

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2018	$158	$(3,252)	$42,684	$233,650	$(7,475)	$265,765
Share-based compensation	—	—	929	—	—	929
Repurchase of common shares	—	(7,366)	—	—	—	(7,366)
Stock activity under stock plans	—	(136)	—	—	—	(136)
Adoption of ASU 2016-16	—	—	—	(1,232)	—	(1,232)
Adoption of ASC 606 Revenue	—	—	—	(692)	—	(692)
Net income	—	—	—	11,675	—	11,675
Other comprehensive loss, net of tax	—	—	—		(1,335)	(1,335)
Balance at June 30, 2018	$158	$(10,754)	$43,613	$243,401	$(8,810)	$267,608
Share-based compensation	—	—	865	—	—	865
Repurchase of common shares	—	(23,466)				(23,466)
Stock activity under stock plans	—	(29)	—	—	—	(29)
Net income	—		—	15,156	—	15,156
Other comprehensive income, net of tax	—	—	—	—	167	167
Balance at September 30, 2018	$158	$(34,249)	$44,478	$258,557	$(8,643)	$260,301

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2019	2018
Cash flows from operating activities:
Net income	$23,989	$26,830
Less: (Loss)/Income from discontinued operations	(174)	400
Income from continuing operations	24,163	26,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,162	3,750
Amortization of intangible and other assets	3,503	3,236
Provision for inventory reserves	229	700
Provision for doubtful accounts	547	—
Share-based and other executive compensation	2,434	1,794
Net gain on disposals of property, plant and equipment	(744)	(2,539)
Pension plan termination expense	6,559	—
Net pension benefit	(198)	(211)
Net deferred taxes	(875)	8,647
Changes in operating assets and liabilities:
Accounts receivable, net	(1,101)	1,473
Inventories	(899)	(5,749)
Prepaid expenses and other current assets	3,021	(4,163)
Other assets	20	190
Accounts payable and other current liabilities	(3,110)	(1,153)
Retirement benefits payable and other liabilities	(215)	109
Net cash provided by operating activities, continuing operations	37,496	32,514
Net cash used in operating activities, discontinued operations	(389)	(7,574)
Net cash provided by operating activities	37,107	24,940
Cash flows from investing activities:
Capital expenditures	(4,571)	(2,742)
Proceeds from sale of assets	1,089	3,547
Cash paid for acquisitions	(11,837)	—
Net cash (used in) provided by investing activities, continuing operations	(15,319)	805
Net cash provided by investing activities, discontinued operations	—	7,151
Net cash (used in) provided by investing activities	(15,319)	7,956
Cash flows from financing activities:
Borrowings on lines of credit	7,500	8,000
Repayments of lines of credit	(27,781)	(10,281)
Purchase of treasury shares	(793)	(30,997)
Dividends paid to shareholder	(4,081)	—
Net cash used in financing activities	(25,155)	(33,278)
Effect of exchange rate changes on cash and equivalents	393	(111)
Net change in cash and cash equivalents	(2,974)	(493)
Cash and cash equivalents, beginning of period	26,651	11,706
Cash and cash equivalents, end of period	$23,677	$11,213
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating, air conditioning and refrigeration (“HVAC/R”), sealants, architecturally-specified building products and high-performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5® thread sealants, KOPR-KOTE® anti-seize lubricants, KATS Coatings®, Safe-T-Switch® condensate overflow shutoff devices, Air Sentry® breathers, Deacon® high temperature sealants, AC Leak Freeze® to stop refrigerant leaks and Greco Aluminum Railings.

Our products are well-known in the specific industries we serve and have a reputation for high quality and reliability. The markets that we serve include HVAC/R, architecturally-specified building products, industrial, plumbing, energy, rail, mining and other general industrial markets.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of September 30, 2019 and the results of operations for the three and six month periods ended September 30, 2019 and 2018. All adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Leases – We determine if a contract is or contains a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. Right-of-Use (“ROU”) assets and lease liabilities are initially recognized at the commencement date based on the present value of remaining lease payments over the lease term calculated using our incremental borrowing rate, unless the implicit rate is readily determinable. ROU assets represent the right to use an underlying asset for the lease term, including any upfront lease payments made and excluding lease incentives. Lease liabilities represent the obligation to make future lease payments throughout the lease term. The lease term includes renewal periods when we are reasonably certain to exercise the option to renew. The ROU asset is amortized over the expected lease term. Lease and non-lease components, when present on our leases, are accounted for separately. Leases with an initial term of 12 months or less are excluded from recognition in the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our condensed consolidated income statements as the obligation is incurred. As of September 30, 2019, we did not have material leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

Accounting Developments

Pronouncements Implemented

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which has been subsequently amended with additional ASUs including ASU No. 2018-10 and ASU No. 2018-11 issued in July 2018, and ASU No. 2018-20 issued in December 2018, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is permitted with certain practical expedients. Early adoption is permitted. We adopted this standard effective April 1, 2019, using the modified retrospective approach for leases existing at or entered into before the effective date. As such, the cumulative effect of the implementation has been recorded to the opening balance of retained earnings in the period of adoption and prior periods have not been adjusted. Upon adoption, we elected the package of three practical expedients permitted under the transition guidance, which include the carry forward of our leases without reassessing whether any contracts are leases or contain leases, lease classification and initial direct lease costs. We also elected the transition practical expedient to apply hindsight when determining the lease term and when assessing impairment of ROU assets at the adoption date, which allows us to update our assessments according to new information and changes in facts and circumstances that have occurred since lease inception. Adoption of this ASU resulted in recognition of ROU assets and lease liabilities of $16.9 million and $18.6 million, respectively, including leases classified as discontinued operations, as well as a reduction to opening retained earnings of $0.4 million, at the date of adoption. Refer to Note 8 for details of the impact of the adoption of this ASU.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements of Accounting for Hedging Activities." The purpose of this ASU is to better align a company's risk management activities and financial reporting for hedging relationships. Additionally, the ASU simplifies the hedge accounting requirements and improves the disclosures of hedging arrangements. This ASU was amended by ASU 2018-16 to include the secured overnight financing rate as an acceptable reference rate. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Adoption of this ASU effective April 1, 2019, did not have a material impact on our consolidated financial condition or results of operations.

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

In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement," which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not expect adoption of this ASU to have a material impact on our consolidated financial condition and results of operations.

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

In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for the Implementation Costs Incurred in Cloud Computing Arrangement That is a Service Contract." The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We do not expect adoption of this ASU to have a material impact on our consolidated financial condition and results of operations.

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

Summarized selected financial information for the Coatings business for the three and six months ended September 30, 2019 and 2018, is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
(amounts in thousands)	2019	2018	2019	2018
Revenues, net	$—	$1,938	$—	$5,303
(Loss) income from discontinued operations before income taxes	(69)	3,612	(224)	532
Income tax benefit	34	(880)	50	(132)
(Loss) income from discontinued operations, net	$(35)	$2,732	$(174)	$400

(amounts in thousands)	September 30, 2019	March 31, 2019
Assets
Prepaid expenses and other current assets (a)	$—	$21
Other assets (b)	2,061	—
Total assets	$2,061	$21

Liabilities
Accounts payable, accrued expenses and other liabilities (b)	$3,045	$945

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
(b) Adoption of the new lease standard resulted in recognition of ROU assets and lease liabilities of $1.9 million and $3.0 million, respectively, for the Coatings business. Refer to Note 8 for details and additional discussions on our adoption of the new lease standard.

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2019	March 31, 2019
Raw materials and supplies	$22,432	$20,267
Work in process	6,718	6,483
Finished goods	31,035	31,876
Total inventories	60,185	58,626
Less: LIFO reserve	(5,026)	(5,027)
Less: Obsolescence reserve	(2,308)	(2,170)
Inventories, net	$52,851	$51,429

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of September 30, 2019 and March 31, 2019 were as follows (in thousands):

	Industrial Products	Specialty Chemicals	Total
Balance at March 31, 2019	$54,732	$31,563	$86,295
Petersen acquisition	6,128	—	6,128
Currency translation	(171)	—	(171)
Balance at September 30, 2019	$60,689	$31,563	$92,252

The following table provides information about our intangible assets (in thousands, except years):

		September 30, 2019		March 31, 2019
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,634	$(6,532)	$9,835	$(6,316)
Customer lists and amortized trademarks	12	62,965	(30,874)	60,065	(28,622)
Non-compete agreements	5	1,766	(1,336)	1,764	(1,066)
Other	8	5,134	(2,298)	4,808	(2,010)
		$79,499	$(41,040)	$76,472	$(38,014)
Trade names and trademarks not being amortized:		$12,013	$—	$12,008	$—

Amortization expense for the three and six months ended September 30, 2019 were $1.7 million and $3.4 million, respectively. Amortization expense for the three and six months ended September 30, 2018, were $1.6 million and $3.1 million, respectively. The following table shows the estimated future amortization for intangible assets, as of September 30, 2019, for the remainder of the current fiscal year and the next five fiscal years ending March 31 (in thousands):

2020	$2,913
2021	5,504
2022	5,100
2023	4,244
2024	3,938

6. SHARE-BASED COMPENSATION

Refer to Note 6 to our consolidated financial statements included in the Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of September 30, 2019, 825,604 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30, 2019			Six months ended September 30, 2019
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share-based compensation expense	$—	$1,196	$1,196	$—	$2,409	$2,409
Related income tax benefit	—	(251)	(251)	—	(506)	(506)
Net share-based compensation expense	$—	$945	$945	$—	$1,903	$1,903

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share-based compensation expense	$3	$862	$865	$19	$1,775	$1,794
Related income tax benefit	—	(198)	(198)	(2)	(398)	(400)
Net share-based compensation expense	$3	$664	$667	$17	$1,377	$1,394

Stock option activity was as follows:

	Six months ended September 30, 2019
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2019:	231,717	$25.12
Exercised	—	—
Canceled	—	—
Outstanding at September 30, 2019	231,717	$25.12	4.71	10.2
Exercisable at September 30, 2019	231,717	$25.12	4.71	10.2

All compensation costs related to stock options were recognized prior to April 1, 2019. No options were granted or vested during the three and six months ended September 30, 2019 and 2018.

Restricted share activity was as follows:

	Six months ended September 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2019:	213,622	$45.42
Granted	33,178	78.70
Vested	(35,117)	24.29
Canceled	(1,766)	23.77
Outstanding at September 30, 2019	209,917	$54.40

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of September 30, 2019 and March 31, 2019 included 93,126 and 96,282 shares (at target), respectively, with performance-based vesting provisions, having vesting ranges from 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, but do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period.

At September 30, 2019, we had unrecognized compensation cost related to unvested restricted shares of $6.0 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 1.9 years. The total fair value of restricted shares granted during the three months ended both September 30, 2019 and 2018 was less than $0.1 million. The total fair value of restricted shares granted during the six months ended September 30, 2019 and 2018 was $2.6 million and $1.7 million, respectively. The total fair value of restricted shares vested during the three months ended September 30, 2019 and 2018 was zero and less than $0.1 million, respectively. The total fair value of restricted shares vested during the six months ended September 30, 2019 and 2018 was $2.1 million and $0.4 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	September 30, 2019	March 31, 2019
Revolving Credit Facility, interest rate of 0.00% and 3.74%, respectively	$—	$20,000
Whitmore Term Loan, interest rate of 4.02% and 4.50%, respectively	11,179	11,459
Total debt	11,179	31,459
Less: Current portion	(561)	(561)
Long-term debt	$10,618	$30,898

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, we have a five-year, $250.0 million revolving credit facility agreement, with an additional $50.0 million accordion feature, which matures on September 15, 2022 (the “Revolving Credit Facility”). Borrowings under this facility bear interest at a rate of prime plus 0.25% or London Interbank Offered Rate ("LIBOR") plus 1.25%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility.  Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Revolving Credit Facility is secured by substantially all of our domestic assets. During the six months ended September 30, 2019, we borrowed $7.5 million and repaid $27.5 million under this facility, and as of September 30, 2019 and March 31, 2019, we had a remaining outstanding balance of $0 and $20.0 million, respectively, which resulted in borrowing capacity of $300.0 million and $280.0 million, respectively, inclusive of the accordion feature. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of September 30, 2019.

Whitmore Term Loan

As of September 30, 2019, Whitmore Manufacturing (one of our wholly-owned operating subsidiaries) had a secured term loan ("Whitmore Term Loan") outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan matures on July 31, 2029 and requires payments of $140,000 due each quarter. Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%.  As of September 30, 2019 and March 31, 2019, Whitmore Manufacturing had $11.2 million and $11.5 million, respectively, in outstanding borrowings under the term loan. Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 9.

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

We do not currently have any financing lease arrangements.

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Components of Operating Lease Expenses (in thousands)
Operating lease expense (a)	$889	$1,793
Variable lease expense (b)	144	194
Total operating lease expense	$1,033	$1,987
(a) Included in cost of revenues and selling, general and administrative expense
(b) Includes short-term leases, which are immaterial

		September 30, 2019
Operating Lease Assets and Liabilities (in thousands)
ROU assets, net (c)		$14,331

Short-term lease liabilities (d)		$2,794
Long-term lease liabilities recorded (d)		12,188
Total operating lease liabilities		$14,982
(c) Included in other assets, net
(d) Included in accrued and other current liabilities and other long-term liabilities

Six Months Ended September 30, 2019
Supplemental Cash Flow (in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$1,736
ROU assets obtained in exchange for new operating lease obligations	643
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	5.29
Weighted average discount rate (percent)	3.7%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2020 (excluding the six months ended September 30, 2019)	$1,748
2021	3,370
2022	2,840
2023	2,173
2024	2,024
Thereafter	5,793
Total lease liabilities	17,948
Less: Imputed interest	(2,966)
Present value of lease liabilities	$14,982

As discussed in Note 1, we elected the transition practical expedient to apply hindsight when determining the lease term at the new lease standard adoption date. The increase in lease liabilities at September 30, 2019, as compared with future obligations as of March 31, 2019, represents the renewal period options that we were reasonably certain to exercise as of the adoption date.

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

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on a certain portion of our debt.  As of September 30, 2019 and March 31, 2019, we had $11.2 million and $11.5 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap is highly effective. At September 30, 2019, the maximum remaining length of the interest rate swap contract was approximately 10 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	September 30, 2019	March 31, 2019
Current derivative liabilities	$135	$56
Non-current derivative liabilities	1,014	443

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and six months ended September 30, 2019 and 2018 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Income from continuing operations	$8,818	$12,424	$24,163	$26,430
(Loss) income from discontinued operations	(35)	2,732	(174)	400
Net income	$8,783	$15,156	$23,989	$26,830

Weighted average shares:
Common stock	14,909	15,366	14,909	15,512
Participating securities	115	158	115	161
Denominator for basic earnings per common share	15,024	15,524	15,024	15,673
Potentially dilutive securities	191	125	181	117
Denominator for diluted earnings per common share	15,215	15,649	15,205	15,790

Basic earnings (loss) per common share:
Continuing operations	$0.59	$0.80	$1.61	$1.69
Discontinued operations	(0.01)	0.18	(0.01)	0.02
Net income	$0.58	$0.98	$1.60	$1.71

Diluted earnings (loss) per common share:
Continuing operations	$0.58	$0.79	$1.59	$1.67
Discontinued operations	—	0.18	(0.01)	0.03
Net income	$0.58	$0.97	$1.58	$1.70

11. SHAREHOLDERS' EQUITY

Share Repurchase Program

On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over a two-year time period. We purchased 425,873 and 572,160 shares during the three and six months ended September 30, 2018, respectively, for an aggregate amount of $23.5 million and $30.8 million, respectively. As of October 31, 2018, a total of 656,203 shares had been repurchased for an aggregate amount of $35.0 million, and the program was completed.

On November 7, 2018, we announced that our Board of Directors authorized a new program to repurchase up to $75.0 million of our common stock over a two-year time period. These shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. No shares were purchased under this program during the three and six months ended September 30, 2019. As of September 30, 2019, a total of 231,150 shares had been repurchased for an aggregate amount of $11.8 million.

Dividends

On April 4, 2019, we announced we had commenced a dividend program and that our Board of Directors approved a quarterly dividend of $0.135 per share. Total dividends of $2.0 million and $4.1 million were declared and paid during the three and six months ended September 30, 2019, respectively. On October 10, 2019, we announced a quarterly dividend of $0.135 per share payable on November 14, 2019 to shareholders of record as of October 31, 2019. Any future dividends at the existing $0.135 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at September 30, 2019 and March 31, 2019 due to their short-term nature.

13. RETIREMENT PLANS
Refer to Note 13 to our consolidated financial statements included in the Annual Report for a description of our retirement and post-retirement benefits.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Service cost, benefits earned during the period	$18	$19	$35	$38
Interest cost on projected benefit obligation	523	528	1,046	1,057
Expected return on assets	(653)	(663)	(1,307)	(1,327)
Amortization of net actuarial loss	12	10	25	19
Pension plan termination	7,019	—	7,019	—
Net pension benefit	$6,919	$(106)	$6,818	$(213)

The components of net periodic cost for retirement and postretirement benefits, other than service costs, are included in other (expense) income, net in our condensed consolidated statements of income.

During the six months ended September 30, 2019, we offered lump sum payments to eligible active and terminated vested participants in our qualified U.S. pension plan (the “Qualified Plan”), representing approximately 42% of our liability. Approximately 74% of those participants accepted the lump sum offer for an aggregate payment of $17.0 million in August 2019. We entered into an annuity purchase contract for the remaining liability in September 2019, and terminated the Qualified Plan effective September 30, 2019. The termination required an additional contribution of $0.5 million, which was paid in September 2019, and resulted in an overall termination charge of $7.0 million ($5.4 million, net of tax) recorded in other (expense) income, net, due primarily to the recognition of expenses that were previously included in accumulated other comprehensive loss and the recognition of additional costs associated with the annuity purchase contract.

14. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

15. INCOME TAXES

For the three months ended September 30, 2019, we earned $12.5 million from continuing operations before taxes and provided for income taxes of $3.6 million, resulting in an effective tax rate of 29.2%. For the six months ended September 30, 2019, we earned $32.2 million from continuing operations before taxes and provided for income taxes of $8.0 million, resulting in an effective tax rate of 24.9%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2019, primarily due to the provision for global intangible low-taxed income ("GILTI"), adjustments related to foreign items, excess tax deductions related to stock compensation and adjustments related to state tax returns.

For the three months ended September 30, 2018, we earned $16.9 million from continuing operations before taxes and provided for income taxes of $4.4 million, resulting in an effective tax rate of 26.3%. For the six months ended September 30, 2018, we earned $35.0 million from continuing operations before taxes and provided for income taxes of $8.5 million, resulting in an effective tax rate of 24.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2018 primarily due to an increase in income related to foreign operations, as well as increased operations in domestic jurisdictions with higher state rates.

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended September 30,
	2019	2018
Currency translation adjustments:
Balance at beginning of period	$(6,611)	$(6,236)
Adjustments for foreign currency translation	(669)	(43)
Balance at end of period	$(7,280)	$(6,279)

Interest rate swaps:
Balance at beginning of period	$(691)	$(65)
Unrealized (losses) gains, net of taxes of $62 and $(51), respectively (a)	(232)	190
Reclassification of losses included in interest expense, net, net of taxes of $(4) and $(5), respectively	15	19
Other comprehensive (loss) income	(217)	209
Balance at end of period	$(908)	$144

Defined benefit plans:
Balance at beginning of period	$(3,470)	$(2,509)
Amortization of net losses, net of taxes of $(5) and $0, respectively (b)	18	1
Pension plan termination, net of taxes of $(669) and $0, respectively	2,516	—
Other comprehensive income	2,534	1
Balance at end of period	$(936)	$(2,508)

	Six Months Ended September 30,
	2019	2018
Currency translation adjustments:
Balance at beginning of period	$(6,869)	$(4,837)
Adjustments for foreign currency translation	(411)	(1,442)
Balance at end of period	$(7,280)	$(6,279)

Interest rate swaps:
Balance at beginning of period	$(394)	$(108)
Unrealized (losses) gains, net of taxes of $143 and $(61), respectively (a)	(538)	231
Reclassification of losses included in interest expense, net, net of taxes of $(6) and $(10), respectively	24	37
Other adjustments (c)	—	(16)
Other comprehensive (loss) income	(514)	252
Balance at end of period	$(908)	$144

Defined benefit plans:
Balance at beginning of period	$(3,466)	$(2,530)
Amortization of net losses, net of taxes of $(4) and $(6), respectively (b)	14	22
Pension plan termination, net of taxes of $(669) and $0, respectively	2,516	—
Other comprehensive income	2,530	22
Balance at end of period	$(936)	$(2,508)

(a) Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.1 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at September 30, 2019.
(b) Amortization of actuarial losses out of accumulated comprehensive loss are included in the computation of net periodic pension expense. See Note 13 for additional information.
(c) The other adjustments relate to changes in the effective tax rate.

17. REVENUE RECOGNITION

Refer to Note 18 to our consolidated financial statements included in the Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three months ended September 30, 2019			Six months ended September 30, 2019
	Industrial Products	Specialty Chemicals	Total	Industrial Products	Specialty Chemicals	Total
Build-to-order	$22,041	$—	$22,041	$41,242	$—	$41,242
Book-and-ship	40,728	38,555	79,283	84,879	77,536	162,415
Net revenues	$62,769	$38,555	$101,324	$126,121	$77,536	$203,657

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
	Industrial Products	Specialty Chemicals	Total	Industrial Products	Specialty Chemicals	Total
Build-to-order	$17,810	$—	$17,810	$33,321	$—	$33,321
Book-and-ship	36,917	36,884	73,801	75,266	72,602	147,868
Net revenues	$54,727	$36,884	$91,611	$108,587	$72,602	$181,189

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2019:	$2,337
Revenue recognized during the period	(190)
New contracts during the period	750
Balance at September 30, 2019	$2,897

18. SEGMENTS

As discussed in Note 19 to our consolidated financial statements in the Annual Report, we conduct our operations through two business segments based on type of product and how we manage the business: Industrial Products and Specialty Chemicals.

Three Months Ended September 30, 2019
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$62,769	$38,555	$101,324	$—	$101,324
Operating income	16,413	7,142	23,555	(3,433)	20,122

Three Months Ended September 30, 2018
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$54,727	$36,884	$91,611	$1	$91,612
Operating income	14,212	6,158	20,370	(3,166)	17,204

Six Months Ended September 30, 2019
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$126,121	$77,536	$203,657	$—	$203,657
Operating income	33,456	13,765	47,221	(6,777)	40,444

Six Months Ended September 30, 2018
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$108,587	$72,602	$181,189	$1	$181,190
Operating income	28,105	12,631	40,736	(5,787)	34,949

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our continuing operations financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2019, included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.

Overview

We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products and systems help contractors do their jobs better, faster and easier; make buildings safer and more aesthetically pleasing; protect valuable assets from corrosion; and improve the reliability of mission critical equipment. Our products include mechanical products for HVAC/R, sealants, architecturally-specified building products and high-performance specialty lubricants. The markets that we serve include HVAC/R, architecturally-specified building products, general industrial, plumbing, energy, rail and mining. Our manufacturing operations are concentrated in the U.S. and Canada, and we have distribution operations in Australia, Canada and the United Kingdom ("U.K."). Our products are sold directly or through designated channels both domestically and internationally.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom and semi-custom products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, Kopr Kote, KATS Coatings, Jet-Lube Extreme, Smoke Guard, Safe-T-Switch, Metacaulk, Balco, Whitmore, Air Sentry, Oil Safe, Deacon, AC Leak Freeze and Greco Aluminum Railings.

As previously disclosed, during the third quarter of the fiscal year ended March 31, 2018, we committed to a plan to divest our Strathmore Products business (the "Coatings business"). This determination resulted in the reclassification of the assets comprising that business to assets held-for-sale and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. During the quarter ended September 30, 2018, we received an aggregate of $6.9 million for the sale of assets that related to our Coatings business in multiple transactions. To assist readers in comparing current period results to the prior period results, this sale of assets resulted in gains on disposal of $6.9 million due to write-downs of long-lived assets in prior periods, which gain was recognized in the quarter ended September 30, 2018. See Note 2 to the condensed consolidated financial statements included in this Quarterly Report for additional information.

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

Revenues, net

	Three Months Ended September 30,
(Amounts in thousands)	2019	2018
Revenues, net	$101,324	$91,612

	Six Months Ended September 30,
(Amounts in thousands)	2019	2018
Revenues, net	$203,657	$181,190

Net revenues for the three months ended September 30, 2019 increased $9.7 million, or 10.6%, as compared with the three months ended September 30, 2018. The increase was primarily due to recent acquisitions ($3.9 million) and increased sales volumes into the HVAC/R ($3.3 million), architecturally-specified building products ($1.4 million) and plumbing ($1.3 million) end markets.

Net revenues for the six months ended September 30, 2019 increased $22.5 million, or 12.4%, as compared with the six months ended September 30, 2018. The increase was primarily due to recent acquisitions ($8.0 million), increased sales volumes into the HVAC/R ($7.7 million), architecturally-specified building products ($2.7 million) and plumbing ($1.3 million) end markets.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2019	2018
Gross profit	$47,404	$42,209
Gross profit margin	46.8%	46.1%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2019	2018
Gross profit	$94,639	$84,298
Gross profit margin	46.5%	46.5%

Gross profit for the three months ended September 30, 2019 increased $5.2 million, or 12.3%, as compared with the three months ended September 30, 2018. The increase was primarily a result of the impact of leverage from increased sales and a $0.8 million gain on sales of property, plant and equipment in the current period. Gross profit margin of 46.8% for the three months ended September 30, 2019 increased as compared with 46.1% for the three months ended September 30, 2018. The increase in gross profit margin is primarily due to the $0.8 million gain on sales of property, plant and equipment.

Gross profit for the six months ended September 30, 2019 increased $10.3 million, or 12.3%, as compared with the six months ended September 30, 2018. The increase in gross profit was due to increased sales, favorable product mix and a $0.8 million gain on sales of property, plant and equipment, partially offset by a $2.6 million gain on sales of property, plant and equipment in the prior year that did not recur. Gross profit margin of 46.5% for the six months ended September 30, 2019 was comparable to the six months ended September 30, 2018.

Operating Expenses

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2019	2018
Operating expenses	$27,282	$25,005
Operating expenses as a percentage of revenues, net	26.9%	27.3%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2019	2018
Operating expenses	$54,195	$49,349
Operating expenses as a percentage of revenues, net	26.6%	27.2%

Operating expenses for the three months ended September 30, 2019 increased $2.3 million, or 9.1%, as compared with the three months ended September 30, 2018. The increase in operating expenses was primarily due to increased personnel-related expenses, as well as $0.8 million in costs related to acquisitions. The decrease in operating expenses as a percentage of revenues was attributable to leverage on increased sales.

Operating expenses for the six months ended September 30, 2019 increased $4.8 million, or 9.8%, as compared with the six months ended September 30, 2018. The increase in operating expenses was primarily due to increased personnel-related expenses, as well as $1.5 million in costs related to acquisitions. The decrease in operating expenses and operating expenses as a percentage of sales was attributable to leverage on increased sales.

Operating Income

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2019	2018
Operating income	$20,122	$17,204
Operating margin	19.9%	18.8%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2019	2018
Operating income	$40,444	$34,949
Operating margin	19.9%	19.3%

Operating income for the three months ended September 30, 2019 increased $2.9 million, or 17.0%, as compared with the three months ended September 30, 2018, primarily as a result of the increase in gross profit, partially offset by an increase in operating expenses, as discussed above.

Operating income for the six months ended September 30, 2019 increased $5.5 million, or 15.7%, as compared with the six months ended September 30, 2018, primarily as a result of the increase in gross profit, partially offset by an increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $0.3 million for the three months ended September 30, 2019 decreased $0.1 million as compared with the three months ended September 30, 2018. The decrease was attributable to decreased outstanding long-term debt. Net interest expense of $0.8 million for the six months ended September 30, 2019 was comparable to the six months ended September 30, 2018.

Other income (expense), net was a net loss of $7.4 million for the three months ended September 30, 2019 as compared with net income of $0.1 million for the three months ended September 30, 2018. The decrease was primarily due to the pension plan termination expenses of $7.0 million. Other income (expense), net was a net loss of $7.5 million for the six months ended September 30, 2019 as compared with net income of $0.8 million for the six months ended September 30, 2018. The decrease was due to the pension plan termination expenses of $7.0 million, an increase in losses arising from transactions in currencies other than our sites' functional currencies and gains on sales of non-operating assets in the prior year that did not recur.

Provision for Income Taxes and Effective Tax Rate

For the three months ended September 30, 2019, we earned $12.5 million from continuing operations before taxes and provided for income taxes of $3.6 million, resulting in an effective tax rate of 29.2%. For the six months ended September 30, 2019, we earned $32.2 million from continuing operations before taxes and provided for income taxes of $8.0 million, resulting in an effective tax rate of 24.9%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2019 primarily due to the provision for GILTI, adjustments related to foreign items, excess tax deductions related to stock compensation and adjustments related to state tax returns.

For the three months ended September 30, 2018, we earned $16.9 million from continuing operations before taxes and provided for income taxes of $4.4 million, resulting in an effective tax rate of 26.3%. For the six months ended September 30, 2018, we earned $35.0 million from continuing operations before taxes and provided for income taxes of $8.5 million, resulting in an effective tax rate of 24.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2018 primarily due to an increase in income related to foreign operations, as well as increased operations in domestic jurisdictions with higher state tax rates.

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

	Three Months Ended September 30,
(Amounts in thousands)	2019	2018
Revenues, net	$62,769	$54,727
Operating income	16,413	14,212
Operating margin	26.1%	26.0%

	Six Months Ended September 30,
(Amounts in thousands)	2019	2018
Revenues, net	$126,121	$108,587
Operating income	33,456	28,105
Operating margin	26.5%	25.9%

Net revenues for the three months ended September 30, 2019 increased $8.0 million, or 14.7%, as compared with the three months ended September 30, 2018. The increase was primarily due to the recent acquisitions ($3.9 million) and increased sales volumes into the HVAC/R ($3.1 million), plumbing ($1.1 million) and architecturally-specified building products ($1.0 million) end markets, partially offset by declines in the general industrial end market ($0.6 million).

Net revenues for the six months ended September 30, 2019 increased $17.5 million, or 16.1%, as compared with the six months ended September 30, 2018. The increase was primarily due to recent acquisitions ($8.0 million) and increased sales volumes into the HVAC/R ($7.7 million), architecturally-specified building products ($1.4 million) and plumbing ($1.1 million) end markets.

Operating income for the three months ended September 30, 2019 increased $2.2 million, or 15.5%, as compared with the three months ended September 30, 2018. The increase was primarily due to leverage from increased sales, sales mix and contributions by recent acquisitions.

Operating income for the six months ended September 30, 2019 increased $5.4 million, or 19.0%, as compared with the six months ended September 30, 2018. The increase was due primarily to the impact of leverage from increased sales, sales mix and contributions by recent acquisitions, partially offset by the $0.5 million gain on the sale of property, plant and equipment in the prior year that did not recur.

Specialty Chemicals Segment Results

Specialty Chemicals is comprised of pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Three Months Ended September 30,
(Amounts in thousands)	2019	2018
Revenues, net	$38,555	$36,884
Operating income	7,142	6,158
Operating margin	18.5%	16.7%

	Six Months Ended September 30,
(Amounts in thousands)	2019	2018
Revenues, net	$77,536	$72,602
Operating income	13,765	12,631
Operating margin	17.8%	17.4%

Net revenues for the three months ended September 30, 2019 increased $1.7 million, or 4.5%, as compared with the three months ended September 30, 2018.  The increase is due to the energy and architecturally-specified building products end markets, partially offset by a decline in the general industrial end market.

Net revenues for the six months ended September 30, 2019 increased $4.9 million, or 6.8%, as compared with the six months ended September 30, 2018.  The increase was primarily due to increased sales volumes into the energy, rail, architecturally-specified building products and mining end markets.

Operating income for the three months ended September 30, 2019 increased $1.0 million, or 16.0%, as compared with the three months ended September 30, 2018. The increase was primarily due to favorable sales mix and a $0.8 million gain on the sale of property, plant and equipment in the current period.

Operating income for the six months ended September 30, 2019 increased $1.1 million, or 9.0%, as compared with the six months ended September 30, 2018. The increase was due to favorable sales mix, operational improvements, leverage from increased sales and a $0.8 million gain on sales of property, plant and equipment in the current year, partially offset by a $2.2 million gain on the sale of property, plant and equipment in the prior year that did not recur.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Six Months Ended September 30,
(Amounts in thousands)	2019	2018
Net cash provided by operating activities, continuing operations	$37,496	$32,514
Net cash (used in) provided by investing activities, continuing operations	(15,319)	805
Net cash used in financing activities	(25,155)	(33,278)

Existing cash, cash generated by continuing operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.  Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories.  Our cash balance (including cash and cash equivalents) at September 30, 2019 was $23.7 million, as compared with $26.7 million at March 31, 2019.

For the six months ended September 30, 2019, our cash provided by operating activities from continuing operations was $37.5 million, as compared with $32.5 million for six months ended September 30, 2018.

•Working capital used cash for the six months ended September 30, 2019 due to lower accounts payable and other current liabilities ($3.1 million) and higher accounts receivable ($1.1 million), mostly offset by lower prepaid expenses and other current assets ($3.0 million).

•Working capital used cash for the six months ended September 30, 2018 due to higher inventories ($5.7 million), higher prepaid expenses and other current assets ($4.2 million) and lower accounts payable and other current liabilities ($1.2 million), partially offset by lower accounts receivable ($1.5 million).

Cash flows used in investing activities of continuing operations during the six months ended September 30, 2019 were $15.3 million as compared with $0.8 million of cash provided by investing activities of continuing operations during the six months ended September 30, 2018. During the six months ended September 30, 2019, we paid $11.8 million for the acquisition of Petersen and had no acquisitions during the six months ended September 30, 2018. Capital expenditures during the six months ended September 30, 2019 were $4.6 million, an increase of $1.8 million as compared with the six months ended September 30, 2018.  Our capital expenditures have been focused on continuous improvement, automation, maintenance and new products. Proceeds from the sale of assets during the six months ended September 30, 2019 were $1.1 million as compared with $3.5 million of proceeds during the six months ended September 30, 2018.

Cash flows used in financing activities during the six months ended September 30, 2019 were $25.2 million as compared with $33.3 million for the six months ended September 30, 2018.  Cash outflows during the six months ended September 30, 2019 included $20.3 million of net debt repayments (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) and $4.1 million of dividends payments. Cash outflows during the six months ended September 30, 2018 included $2.3 million of net debt repayments and $30.8 million for the repurchase of shares under our share repurchase programs (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report).

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of September 30, 2019.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  This agreement is more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the six months ended September 30, 2019.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include expected restructuring charges and the results of the restructuring, financial projections, statements of plans and objectives for future operations, statements of future economic performance and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. Forward-looking statements may include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our consolidated financial position and results of operations.  We seek to minimize the risk associated with changes in interest rates through regular operating and financing activities and, when deemed appropriate, through the use of an interest rate swap.  It is our policy to enter into interest rate swaps only to the extent considered necessary to meet our risk management objectives.  We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of September 30, 2019, we had no outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage or hedge interest rate risks related to our current borrowings by means of an interest rate swap agreement.  At September 30, 2019, we had an interest rate swap agreement that covered 100.0% of our $11.2 million total outstanding indebtedness. Each quarter point change in interest rates would result in a negligible change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net (losses) gains of $(0.1) million and less than $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $(0.2) million and $0.4 million for the six months ended September 30, 2019 and 2018, respectively, which are included in other (expense) income, net on our condensed consolidated statements of income. We realized a net (loss) gain associated with foreign currency translation of $(0.7) million and less than $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $(0.4) million and $(1.4) million for the six months ended September 30, 2019 and 2018, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at September 30, 2019, a 10% change in the foreign currency exchange rates for the three and six months ended September 30, 2019 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. On November 7, 2018, we announced that our Board of Directors authorized a new program allowing us to repurchase shares of our common stock up to an aggregate market value of $75.0 million during a two-year period. The program may be limited or terminated at any time. No shares were repurchased during the three and six months ended September 30, 2019 under this program. As of September 30, 2019, 231,150 shares of our common stock had been repurchased under the new program since its inception for an aggregate of $11.8 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
				(in millions)
July 1 - 31	—	—	—	63.2
August 1 - 31	—	—	—	63.2
September 1 - 30	—	—	—	63.2
Total	—		—

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of CSW Industrials, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 15, 2018)
3.2
CSW Industrials, Inc. Amended and Restated Bylaws, adopted and effective August 14, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on August 15, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation LinkBase Document
101.DEF	XBRL Taxonomy Extension Definition LinkBase Document
101.LAB	XBRL Taxonomy Extension Label LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation LinkBase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.NS)

_________________________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSW INDUSTRIALS, INC.

November 5, 2019	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

November 5, 2019	/s/ Greggory W. Branning
Greggory W. Branning
Chief Financial Officer (Principal Financial Officer)