Form 10-Q
period 2019-12-31
CSW INDUSTRIALS, INC.
filed 2020-02-04
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 001-37454

CSW INDUSTRIALS, INC. (Exact name of registrant as specified in its charter)

Delaware	47-2266942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 Lyndon B. Johnson Freeway, Suite 500, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
(214) 884-3777
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CSWI	Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 30, 2020, there were 15,125,931 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share amounts)	2019	2018	2019	2018
Revenues, net	$83,716	$77,488	$287,373	$258,678
Cost of revenues	(46,025)	(43,260)	(155,043)	(140,153)
Gross profit	37,691	34,228	132,330	118,525
Selling, general and administrative expenses	(27,203)	(24,807)	(81,398)	(74,156)
Operating income	10,488	9,421	50,932	44,369
Interest expense, net	(286)	(289)	(1,086)	(1,094)
Other (expense) income, net	(848)	336	(8,302)	1,157
Income before income taxes	9,354	9,468	41,544	44,432
Provision for income taxes	(2,072)	(3,471)	(10,099)	(12,005)
Income from continuing operations	7,282	5,997	31,445	32,427
Income (loss) from discontinued operations, net of tax	26	(1,016)	(148)	(616)
Net income	$7,308	$4,981	$31,297	$31,811

Basic earnings (loss) per common share:
Continuing operations	$0.48	$0.39	$2.09	$2.09
Discontinued operations	—	(0.06)	(0.01)	(0.04)
Net income	$0.48	$0.33	$2.08	$2.05

Diluted earnings (loss) per common share:
Continuing operations	$0.48	$0.39	$2.07	$2.07
Discontinued operations	—	(0.07)	(0.01)	(0.04)
Net income	$0.48	$0.32	$2.06	$2.03
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$7,308	$4,981	$31,297	$31,811
Other comprehensive income (loss):
Foreign currency translation adjustments	1,699	(1,582)	1,288	(3,024)
Cash flow hedging activity, net of taxes of $(55), $67, $82 and $(20), respectively	207	(254)	(307)	(2)
Pension and other postretirement effects, net of taxes of $1, $(11), $(672) and $(17), respectively	(3)	41	2,527	63
Other comprehensive income (loss)	1,903	(1,795)	3,508	(2,963)
Comprehensive income	$9,211	$3,186	$34,805	$28,848
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share amounts)	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$39,884	$26,651
Accounts receivable, net of allowance for doubtful accounts of $1,139 and $591, respectively	57,583	66,136
Inventories, net	57,269	51,429
Prepaid expenses and other current assets	3,843	7,030
Current assets, discontinued operations	46	21
Total current assets	158,625	151,267
Property, plant and equipment, net of accumulated depreciation of $70,285 and $65,548, respectively	55,599	53,639
Goodwill	92,720	86,295
Intangible assets, net	49,420	50,466
Other assets	22,318	10,965
Noncurrent assets, discontinued operations	2,012	—
Total assets	$380,694	$352,632

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,704	$19,024
Accrued and other current liabilities	34,666	29,426
Current portion of long-term debt	561	561
Current liabilities, discontinued operations	348	161
Total current liabilities	53,279	49,172
Long-term debt	10,477	30,898
Retirement benefits payable	2,049	1,978
Other long-term liabilities	19,302	6,114
Noncurrent liabilities, discontinued operations	2,595	784
Total liabilities	87,702	88,946
Equity:
Common shares, $0.01 par value	159	158
Shares authorized – 50,000
Shares issued – 16,054 and 16,001, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized and issued – 10,000 and 0, respectively
Additional paid-in capital	47,013	46,633
Treasury shares, at cost (929 and 962 shares, respectively)	(49,317)	(49,964)
Retained earnings	302,358	277,588
Accumulated other comprehensive loss	(7,221)	(10,729)
Total equity	292,992	263,686
Total liabilities and equity	$380,694	$352,632
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2019	$158	$(49,964)	$46,633	$277,588	$(10,729)	$263,686
Share-based compensation	—	—	1,213	—	—	1,213
Stock activity under stock plans	1	(793)	—	—	—	(792)
Adoption of ASC 842 Leases	—	—	—	(400)	—	(400)
Net income	—	—	—	15,204	—	15,204
Dividends declared	—	—	—	(2,041)	—	(2,041)
Other comprehensive loss, net of tax	—	—	—	—	(43)	(43)
Balance at June 30, 2019	$159	$(50,757)	$47,846	$290,351	$(10,772)	$276,827
Share-based compensation	—	—	1,196	—	—	1,196
Net income	—	—	—	8,783	—	8,783
Dividends declared	—	—	25	(2,040)	—	(2,015)
Other comprehensive income, net of tax	—	—	—	—	1,648	1,648
Balance at September 30, 2019	$159	$(50,757)	$49,067	$297,094	$(9,124)	$286,439
Share-based compensation	—	—	1,367	—	—	1,367
Stock activity under stock plans	—	2,251	(3,434)	—	—	(1,183)
Repurchase of common shares	—	(811)	—	—	—	(811)
Net income	—	—	—	7,308	—	7,308
Dividends declared	—	—	13	(2,044)	—	(2,031)
Other comprehensive income, net of tax	—	—	—	—	1,903	1,903
Balance at December 31, 2019	$159	$(49,317)	$47,013	$302,358	$(7,221)	$292,992

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2018	$158	$(3,252)	$42,684	$233,650	$(7,475)	$265,765
Share-based compensation	—	—	929	—	—	929
Repurchase of common shares	—	(7,366)	—	—	—	(7,366)
Stock activity under stock plans	—	(136)	—	—	—	(136)
Adoption of ASU 2016-16	—	—	—	(1,232)	—	(1,232)
Adoption of ASC 606 Revenue	—	—	—	(692)	—	(692)
Net income	—	—	—	11,676	—	11,676
Other comprehensive loss, net of tax	—	—	—	—	(1,335)	(1,335)
Balance at June 30, 2018	$158	$(10,754)	$43,613	$243,402	$(8,810)	$267,609
Share-based compensation	—	—	865	—	—	865
Repurchase of common shares	—	(23,466)	—	—	—	(23,466)
Stock activity under stock plans	—	(29)	—	—	—	(29)
Net income	—	—	—	15,155	—	15,155
Other comprehensive income, net of tax	—	—	—	—	167	167
Balance at September 30, 2018	$158	$(34,249)	$44,478	$258,557	$(8,643)	$260,301
Share-based compensation	—	—	1,098	—	—	1,098
Stock activity under stock plans	—	(866)	—	—	—	(866)
Repurchase of common shares	—	(9,892)	—	—	—	(9,892)
Net Income	—	—	—	4,981	—	4,981
Other comprehensive loss, net of tax	—	—	—	—	(1,795)	(1,795)
Balance at December 31, 2018	$158	$(45,007)	$45,576	$263,538	$(10,438)	$253,827

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
(Amounts in thousands)	2019	2018
Cash flows from operating activities:
Net income	$31,297	$31,811
Less: Loss from discontinued operations	(148)	(616)
Income from continuing operations	31,445	32,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,008	5,599
Amortization of intangible and other assets	5,238	4,799
Provision for inventory reserves	183	822
Provision for doubtful accounts	837	126
Share-based and other executive compensation	3,776	2,893
Net gain on disposals of property, plant and equipment	(844)	(2,854)
Pension plan termination expense	6,559	—
Net pension benefit	(156)	(296)
Realized deferred taxes (See Note 15)	—	10,419
Net deferred taxes	(369)	(194)
Changes in operating assets and liabilities:
Accounts receivable, net	10,143	12,450
Inventories	(5,099)	(7,676)
Prepaid expenses and other current assets	3,236	(2,263)
Other assets	20	293
Accounts payable and other current liabilities	(265)	1,755
Retirement benefits payable and other liabilities	(359)	(19)
Net cash provided by operating activities, continuing operations	60,353	58,281
Net cash used in operating activities, discontinued operations	(442)	(8,401)
Net cash provided by operating activities	59,911	49,880
Cash flows from investing activities:
Capital expenditures	(7,595)	(4,766)
Proceeds from sale of assets	1,239	3,291
Proceeds from sale of assets held for investment	—	2,102
Cash paid for acquisitions	(11,837)	—
Net cash (used in) provided by investing activities, continuing operations	(18,193)	627
Net cash provided by investing activities, discontinued operations	—	7,356
Net cash (used in) provided by investing activities	(18,193)	7,983
Cash flows from financing activities:
Borrowings on lines of credit	7,500	8,000
Repayments of lines of credit	(27,921)	(20,421)
Purchase of treasury shares	(2,784)	(41,755)
Dividends paid to shareholder	(6,088)	—
Net cash used in financing activities	(29,293)	(54,176)
Effect of exchange rate changes on cash and equivalents	808	(769)
Net change in cash and cash equivalents	13,233	2,918
Cash and cash equivalents, beginning of period	26,651	11,706
Cash and cash equivalents, end of period	$39,884	$14,624
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilating, air conditioning and refrigeration (“HVAC/R”), sealants, architecturally-specified building products and high-performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5® thread sealants, KOPR-KOTE® anti-seize lubricants, KATS Coatings®, Safe-T-Switch® condensate overflow shutoff devices, Air Sentry® breathers, Deacon® high temperature sealants and AC Leak Freeze® to stop refrigerant leaks.

Our products are well-known in the specific industries we serve and have a reputation for high quality and reliability. The markets that we serve include HVAC/R, architecturally-specified building products, general industrial, plumbing, energy, rail and mining.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of December 31, 2019 and the results of operations for the three and nine month periods ended December 31, 2019 and 2018. All adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Leases – We determine if a contract is or contains a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. Right-of-Use (“ROU”) assets and lease liabilities are initially recognized at the commencement date based on the present value of remaining lease payments over the lease term calculated using our incremental borrowing rate, unless the implicit rate is readily determinable. ROU assets represent the right to use an underlying asset for the lease term, including any upfront lease payments made and excluding lease incentives. Lease liabilities represent the obligation to make future lease payments throughout the lease term. The lease term includes renewal periods when we are reasonably certain to exercise the option to renew. The ROU asset is amortized over the expected lease term. Lease and non-lease components, when present on our leases, are accounted for separately. Leases with an initial term of 12 months or less are excluded from recognition in the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our condensed consolidated income statements as the obligation is incurred. As of December 31, 2019, we did not have material leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

Accounting Developments

Pronouncements Implemented

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases (Topic 842)," which has been subsequently amended with additional ASUs including ASU No. 2018-10 and ASU No. 2018-11 issued in July 2018, and ASU No. 2018-20 issued in December 2018, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is permitted with certain practical expedients. Early adoption is permitted. We adopted this standard effective April 1, 2019, using the modified retrospective approach for leases existing at or entered into before the effective date. As such, the cumulative effect of the implementation has been recorded to the opening balance of retained earnings in the period of adoption and prior periods have not been adjusted. Upon adoption, we elected the package of three practical expedients permitted under the transition guidance, which include the carry forward of our leases without reassessing whether any contracts are leases or contain leases, lease classification and initial direct lease costs. We also elected the transition practical expedient to apply hindsight when determining the lease term and when assessing impairment of ROU assets at the adoption date, which allows us to update our assessments according to new information and changes in facts and circumstances that have occurred since lease inception. Adoption of this ASU resulted in recognition of ROU assets and lease liabilities of $16.9 million and $18.6 million, respectively, including leases classified as discontinued operations, as well as a reduction to opening retained earnings of $0.4 million, at the date of adoption. Refer to Note 8 for details of the impact of the adoption of this ASU.

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

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes: Simplifying the Accounting for Income Taxes." The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and adding some requirements regarding franchise (or similar) tax, step-ups in a business combination, treatment of entities not subject to tax and when to apply enacted changes in tax laws. This ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. Early adoption is permitted. Our initial assessment of this ASU indicates it will not have a material impact on our consolidated financial condition and results of operations, but our assessment is not complete.

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

MSD Research, Inc.

On January 31, 2019, we acquired the assets of MSD Research, Inc. (“MSD”), based in Boca Raton, Florida, for $10.1 million, funded through our revolving credit facility. MSD is a leading provider of condensate management products for commercial and residential HVAC/R systems, including float switches, drain line cleanouts and flush tools. The excess of the purchase price over the fair value of the identifiable assets acquired was $5.2 million allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from owning a more extensive condensation management product portfolio for the HVAC/R market and leveraging our larger distributor network. The preliminary allocation of the fair value of the net assets acquired included customer lists, trademarks and technology of $3.3 million, $0.8 million and $0.4 million, respectively, as well as inventory and accounts receivable of $0.3 million and $0.1 million, respectively. Customer lists and technology are being amortized over 10 years and 5 years, respectively, while trademarks and goodwill are not being amortized.  MSD activity has been included in our Industrial Products segment since the acquisition date. No pro forma information has been provided due to immateriality.

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

Summarized selected financial information for the Coatings business for the three and nine months ended December 31, 2019 and 2018, is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
(amounts in thousands)	2019	2018	2019	2018
Revenues, net	$—	$—	$—	$5,303
Income (loss) from discontinued operations before income taxes	19	(1,225)	(204)	(693)
Income tax benefit	7	209	56	77
Income (loss) from discontinued operations, net	$26	$(1,016)	$(148)	$(616)

(amounts in thousands)	December 31, 2019	March 31, 2019
Assets
Prepaid expenses and other current assets (a)	$—	$21
Other assets (b)	2,012	—
Total assets	$2,012	$21

Liabilities
Accounts payable, accrued expenses and other liabilities (b)	$2,943	$945

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

(b) Adoption of the new lease standard resulted in recognition of ROU assets and lease liabilities of $1.8 million and $2.9 million, respectively, for the Coatings business. Refer to Note 8 for details and additional discussions on our adoption of the new lease standard.

4. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2019	March 31, 2019
Raw materials and supplies	$21,706	$20,267
Work in process	7,273	6,483
Finished goods	35,588	31,876
Total inventories	64,567	58,626
Less: LIFO reserve	(5,027)	(5,027)
Less: Obsolescence reserve	(2,271)	(2,170)
Inventories, net	$57,269	$51,429

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of December 31, 2019 and March 31, 2019 were as follows (in thousands):

	Industrial Products	Specialty Chemicals	Total
Balance at March 31, 2019	$54,732	$31,563	$86,295
Petersen acquisition	6,128	—	6,128
Currency translation	297	—	297
Balance at December 31, 2019	$61,157	$31,563	$92,720

The following table provides information about our intangible assets (in thousands, except years):

		December 31, 2019		March 31, 2019
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,636	$(6,735)	$9,835	$(6,316)
Customer lists and amortized trademarks	12	63,726	(32,231)	60,065	(28,622)
Non-compete agreements	5	1,782	(1,478)	1,764	(1,066)
Other	8	5,161	(2,465)	4,808	(2,010)
		$80,305	$(42,909)	$76,472	$(38,014)
Trade names and trademarks not being amortized:		$12,024	$—	$12,008	$—

Amortization expense for the three and nine months ended December 31, 2019 were $1.7 million and $5.1 million, respectively. Amortization expense for the three and nine months ended December 31, 2018, were $1.5 million and $4.6 million, respectively. The following table shows the estimated future amortization for intangible assets, as of December 31, 2019, for the remainder of the current fiscal year and the next five fiscal years ending March 31 (in thousands):

2020	$1,360
2021	5,504
2022	5,100
2023	4,244
2024	3,938
2025	3,250

6. SHARE-BASED COMPENSATION

Refer to Note 6 to our consolidated financial statements included in the Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of December 31, 2019, 771,543 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31, 2019			Nine Months Ended December 31, 2019
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share-based compensation expense	$—	$1,366	$1,366	$—	$3,776	$3,776
Related income tax benefit	—	(328)	(328)	—	(906)	(906)
Net share-based compensation expense	$—	$1,038	$1,038	$—	$2,870	$2,870

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share-based compensation expense	$—	$1,099	$1,099	$19	$2,874	$2,893
Related income tax benefit	—	(264)	(264)	(4)	(690)	(694)
Net share-based compensation expense	$—	$835	$835	$15	$2,184	$2,199

Stock option activity was as follows:

	Nine Months Ended December 31, 2019
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2019:	231,717	$25.12
Exercised	(115,859)	24.93
Canceled	—	—
Outstanding at December 31, 2019	115,858	$25.30	4.37	6.0
Exercisable at December 31, 2019	115,858	$25.30	4.37	6.0

All compensation costs related to stock options were recognized prior to April 1, 2019. No options were granted or vested during the three and nine months ended December 31, 2019 and 2018.

Restricted share activity was as follows:

	Nine Months Ended December 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2019:	213,622	$45.42
Granted	89,584	71.13
Vested	(96,312)	37.46
Canceled	(4,113)	44.83
Outstanding at December 31, 2019	202,781	$60.57

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of December 31, 2019 and March 31, 2019 included 92,905 and 96,282 shares (at target), respectively, with performance-based vesting provisions, having vesting ranges from 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, but do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period.

At December 31, 2019, we had unrecognized compensation cost related to unvested restricted shares of $8.3 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.0 years. The total fair value of restricted shares granted during the three months ended December 31, 2019 and 2018 was $3.8 million and $3.3 million, respectively. The total fair value of restricted shares granted during the nine months ended December 31, 2019 and 2018 was $6.4 million and $5.0 million, respectively. The total fair value of restricted shares vested during the three months ended December 31, 2019 and 2018 was $4.1 million and $2.2 million, respectively. The total fair value of restricted shares vested during the nine months ended December 31, 2019 and 2018 was $6.2 million and $2.6 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	December 31, 2019	March 31, 2019
Revolving Credit Facility, interest rate of 3.01% and 3.74%, respectively	$—	$20,000
Whitmore Term Loan, interest rate of 3.76% and 4.50%, respectively	11,038	11,459
Total debt	11,038	31,459
Less: Current portion	(561)	(561)
Long-term debt	$10,477	$30,898

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, we have a five-year, $250.0 million revolving credit facility agreement, with an additional $50.0 million accordion feature, which matures on September 15, 2022 (the “Revolving Credit Facility”). Borrowings under this facility bear interest at a rate of prime plus 0.25% or London Interbank Offered Rate ("LIBOR") plus 1.25%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility.  Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Revolving Credit Facility is secured by substantially all of our domestic assets. During the nine months ended December 31, 2019, we borrowed $7.5 million and repaid $27.5 million under this facility, and as of December 31, 2019 and March 31, 2019, we had a remaining outstanding balance of $0 and $20.0 million, respectively, which resulted in borrowing capacity of $300.0 million and $280.0 million, respectively, inclusive of the accordion feature. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of December 31, 2019.

Whitmore Term Loan

As of December 31, 2019, Whitmore Manufacturing (one of our wholly-owned operating subsidiaries) had a secured term loan ("Whitmore Term Loan") outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan matures on July 31, 2029 and requires payments of $140,000 each quarter. Borrowings under this loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%.  As of December 31, 2019 and March 31, 2019, Whitmore Manufacturing had $11.0 million and $11.5 million, respectively, in outstanding borrowings under the Whitmore Term Loan. Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 9.

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

In October 2019, we terminated two operating leases and paid an early lease termination fee of $0.5 million. The loss on early termination is recorded in other income (expense), net as the assets were not used in our operations.

We do not currently have any financing lease arrangements.

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Components of Operating Lease Expenses (in thousands)
Operating lease expense (a)	$846	$2,639
Short-term lease expense (a)	48	201
Total operating lease expense	$894	$2,840
(a) Included in cost of revenues and selling, general and administrative expense

		December 31, 2019
Operating Lease Assets and Liabilities (in thousands)
ROU assets, net (a)		$14,683

Short-term lease liabilities (b)		$2,583
Long-term lease liabilities (b)		12,732
Total operating lease liabilities		$15,315
(a) Included in other assets, net
(b) Included in accrued and other current liabilities and other long-term liabilities

Nine Months Ended December 31, 2019
Supplemental Cash Flow (in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$2,554
ROU assets obtained in exchange for new operating lease obligations	2,419
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	6.24
Weighted average discount rate (percent)	4.3%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2020 (excluding the nine months ended December 31, 2019)	$828
2021	3,256
2022	3,235
2023	2,569
2024	2,349
Thereafter	6,011
Total lease liabilities	18,248
Less: Imputed interest	(2,933)
Present value of lease liabilities	$15,315

As discussed in Note 1, we elected the transition practical expedient to apply hindsight when determining the lease term at the new lease standard adoption date. The increase in lease liabilities at December 31, 2019, as compared with future obligations as of March 31, 2019, represents the renewal period options that we were reasonably certain to exercise as of the adoption date.

The future minimum obligations under operating leases in effect as of March 31, 2019 having a noncancellable term in excess of one year as determined prior to the adoption of the new lease standard are as follows for the fiscal years ending March 31 (in thousands):

2020	$3,048
2021	2,733
2022	1,645
2023	1,038
2024	921
Thereafter	1,010
Total future minimum lease payments	$10,395

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on a certain portion of our debt.  As of December 31, 2019 and March 31, 2019, we had $11.0 million and $11.5 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap is highly effective. At December 31, 2019, the maximum remaining length of the interest rate swap contract was approximately 9.6 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	December 31, 2019	March 31, 2019
Current derivative liabilities	$137	$56
Non-current derivative liabilities	751	443

The impact of changes in fair value of the interest rate swap is included in Note 16.

Current and non-current derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other current assets and other assets, respectively. Current and non-current derivative liabilities are reported in our condensed consolidated balance sheets in accrued and other current liabilities and other long-term liabilities, respectively.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments.  We perform credit evaluation of our counterparties and expect all counterparties to meet their obligations.  Through December 31, 2019, we have not experienced credit losses from our counterparties.

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and nine months ended December 31, 2019 and 2018 (amounts in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Income from continuing operations	$7,282	$5,997	$31,445	$32,427
Income (loss) from discontinued operations	26	(1,016)	(148)	(616)
Net income	$7,308	$4,981	$31,297	$31,811

Weighted average shares:
Common stock	14,976	15,084	14,931	15,369
Participating securities	108	154	113	159
Denominator for basic earnings per common share	15,084	15,238	15,044	15,528
Potentially dilutive securities	168	115	177	117
Denominator for diluted earnings per common share	15,252	15,353	15,221	15,645

Basic earnings (loss) per common share:
Continuing operations	$0.48	$0.39	$2.09	$2.09
Discontinued operations	—	(0.06)	(0.01)	(0.04)
Net income	$0.48	$0.33	$2.08	$2.05

Diluted earnings (loss) per common share:
Continuing operations	$0.48	$0.39	$2.07	$2.07
Discontinued operations	—	(0.07)	(0.01)	(0.04)
Net income	$0.48	$0.32	$2.06	$2.03

11. SHAREHOLDERS' EQUITY

Share Repurchase Program

On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over a two-year time period. We purchased 57,499 and 629,659 shares during the three and nine months ended December 31, 2018, respectively, for an aggregate amount of $3.0 million and $33.8 million, respectively. As of October 31, 2018, a total of 656,203 shares had been repurchased for an aggregate amount of $35.0 million, and the program was completed.

On November 7, 2018, we announced that our Board of Directors authorized a new program to repurchase up to $75.0 million of our common stock over a two-year time period. These shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. During the three and nine months ended December 31, 2019, 12,494 shares were purchased under this program for an aggregate amount of $0.8 million. As of December 31, 2019, a total of 243,644 shares had been repurchased for an aggregate amount of $12.6 million under this program.

Dividends

On April 4, 2019, we announced we had commenced a dividend program and that our Board of Directors approved a quarterly dividend of $0.135 per share. Total dividends of $2.0 million and $6.1 million were declared and paid during the three and nine months ended December 31, 2019, respectively. On January 10, 2020, we announced a quarterly dividend of $0.135 per share payable on February 14, 2020 to shareholders of record as of January 31, 2020. Any future dividends at the existing $0.135 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at December 31, 2019 and March 31, 2019 due to their short-term nature.

13. RETIREMENT PLANS
Refer to Note 13 to our consolidated financial statements included in the Annual Report for a description of our retirement and post-retirement benefits.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Service cost, benefits earned during the period	$18	$19	$53	$56
Interest cost on projected benefit obligation	37	528	1,082	1,584
Expected return on assets	(27)	(664)	(1,334)	(1,991)
Amortization of net actuarial loss	12	12	38	36
Pension plan termination	—	—	7,019	—
Net pension benefit	$40	$(105)	$6,858	$(315)

The components of net periodic cost for retirement and postretirement benefits, other than service costs, are included in other (expense) income, net in our condensed consolidated statements of income.

During the nine months ended December 31, 2019, we offered lump sum payments to eligible active and terminated vested participants in our qualified U.S. pension plan (the “Qualified Plan”), representing approximately 42% of our liability.

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

15. INCOME TAXES

For the three months ended December 31, 2019, we earned $9.4 million from continuing operations before taxes and provided for income taxes of $2.1 million, resulting in an effective tax rate of 22.2%. For the nine months ended December 31, 2019, we earned $41.5 million from continuing operations before taxes and provided for income taxes of $10.1 million, resulting in an effective tax rate of 24.3%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2019, primarily due to the provision for global intangible low-taxed income ("GILTI"), adjustments related to foreign items, excess tax deductions related to stock compensation, and adjustments related to income tax returns.

For the three months ended December 31, 2018, we earned $9.5 million from continuing operations before taxes and provided for income taxes of $3.5 million, resulting in an effective tax rate of 36.7%. For the nine months ended December 31, 2018, we earned $44.4 million from continuing operations before taxes and provided for income taxes of $12.0 million, resulting in an effective tax rate of 27.0%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2018, primarily due to adjustments related to federal and foreign income tax returns.

As the assets and liabilities of our discontinued Coatings business discussed in Note 3 reside in a disregarded entity for tax purposes, the tax attributes associated with the operations of our Coatings business ultimately flow through to our corporate parent, which files a consolidated federal return. Therefore, corresponding deferred tax assets or liabilities expected to be substantially realized by our corporate parent have been reflected as assets of our continuing operations and have not been allocated to the balances of assets or liabilities of our discontinued operations disclosed in Note 3. The statement of cash flows reflects the impact of the deferred taxes related to the disregarded entity in Realized deferred taxes (prior year has been conformed to our current presentation).

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended December 31,
	2019	2018
Currency translation adjustments:
Balance at beginning of period	$(7,280)	$(6,279)
Adjustments for foreign currency translation	1,699	(1,582)
Balance at end of period	$(5,581)	$(7,861)

Interest rate swaps:
Balance at beginning of period	$(908)	$144
Unrealized gains (losses), net of taxes of $(49) and $71, respectively (a)	184	(268)
Reclassification of losses included in interest expense, net, net of taxes of $(6) and $(4), respectively	23	14
Other comprehensive income (loss)	207	(254)
Balance at end of period	$(701)	$(110)

Defined benefit plans:
Balance at beginning of period	$(936)	$(2,508)
Amortization of net (losses) gains, net of taxes of $1 and $(11), respectively (b)	(3)	41
Balance at end of period	$(939)	$(2,467)

	Nine Months Ended December 31,
	2019	2018
Currency translation adjustments:
Balance at beginning of period	$(6,869)	$(4,837)
Adjustments for foreign currency translation	1,288	(3,024)
Balance at end of period	$(5,581)	$(7,861)

Interest rate swaps:
Balance at beginning of period	$(394)	$(108)
Unrealized losses, net of taxes of $94 and $11, respectively (a)	(354)	(42)
Reclassification of losses included in interest expense, net, net of taxes of $(12) and $(15), respectively	47	56
Other adjustments (c)	—	(16)
Other comprehensive loss	(307)	(2)
Balance at end of period	$(701)	$(110)

Defined benefit plans:
Balance at beginning of period	$(3,466)	$(2,530)
Amortization of net gains, net of taxes of $(3) and $(17), respectively (b)	11	63
Pension plan termination, net of taxes of $(669) and $0, respectively	2,516	—
Other comprehensive income	2,527	63
Balance at end of period	$(939)	$(2,467)

(a) Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.1 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2019.
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

17. REVENUE RECOGNITION

Refer to Note 18 to our consolidated financial statements included in the Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended December 31, 2019			Nine Months Ended December 31, 2019
	Industrial Products	Specialty Chemicals	Total	Industrial Products	Specialty Chemicals	Total
Build-to-order	$19,955	$—	$19,955	$61,196	$—	$61,196
Book-and-ship	28,718	35,043	63,761	113,598	112,579	226,177
Net revenues	$48,673	$35,043	$83,716	$174,794	$112,579	$287,373

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
	Industrial Products	Specialty Chemicals	Total	Industrial Products	Specialty Chemicals	Total
Build-to-order	$17,917	$—	$17,917	$51,238	$—	$51,238
Book-and-ship	25,735	33,836	59,571	101,001	106,437	207,438
Net revenues	$43,652	$33,836	$77,488	$152,239	$106,437	$258,676

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2019:	$2,337
Revenue recognized during the period	(442)
New contracts during the period	942
Balance at December 31, 2019	$2,837

18. SEGMENTS

As discussed in Note 19 to our consolidated financial statements in the Annual Report, we conduct our operations through two business segments based on type of product and how we manage the business: Industrial Products and Specialty Chemicals.

Three Months Ended December 31, 2019
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$48,673	$35,043	$83,716	$—	$83,716
Operating income	8,643	5,414	14,057	(3,569)	10,488

Three Months Ended December 31, 2018
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$43,652	$33,836	$77,488	$—	$77,488
Operating income	8,059	4,574	12,633	(3,212)	9,421

Nine Months Ended December 31, 2019
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$174,794	$112,579	$287,373	$—	$287,373
Operating income	42,099	19,179	61,278	(10,346)	50,932

Nine Months Ended December 31, 2018
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$152,239	$106,437	$258,676	$2	$258,678
Operating income	36,164	17,205	53,369	(9,000)	44,369

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from end users' maintenance, repair and overhaul activities and the consumable nature of many of our products. We also provide some custom and semi-custom products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, Kopr Kote, KATS Coatings, Jet-Lube Extreme, Smoke Guard, Safe-T-Switch, Metacaulk, Balco, Whitmore, Air Sentry, Oil Safe, Deacon, AC Leak Freeze and Greco Aluminum Railings.

As previously disclosed, during the quarter ended December 31, 2017, we committed to a plan to divest our Strathmore Products business (the "Coatings business"). This determination resulted in the reclassification of the assets comprising that business to assets held-for-sale and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. During the quarter ended September 30, 2018, we received an aggregate of $6.9 million for the sale of assets that related to our Coatings business in multiple transactions. To assist readers in comparing current period results to the prior period results, this sale of assets resulted in gains on disposal of $6.9 million due to write-downs of long-lived assets in prior periods, which gain was recognized in the quarter ended September 30, 2018. In addition, during the quarter ended September 30, 2018, the tax benefits associated with the divestiture of the Coating business were realized by us and resulted a one-time operating cash inflow of $10.4 million. See the Statements of Cash Flows, Note 3 and Note 15 to the condensed consolidated financial statements included in this Quarterly Report for additional information.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results of continuing operations and results for each of our segments.

The operations of Petersen have been included in our consolidated results of operations and in the operating results of our Industrial Products segment since April 2, 2019, the effective date of the acquisition. The operations of MSD have been included in our consolidated results of operations and in the operating results of our Industrial Products segment since January 31, 2019, the effective date of the acquisition. All acquisitions are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Revenues, net

	Three Months Ended December 31,
(Amounts in thousands)	2019	2018
Revenues, net	$83,716	$77,488

	Nine Months Ended December 31,
(Amounts in thousands)	2019	2018
Revenues, net	$287,373	$258,678

Net revenues for the three months ended December 31, 2019 increased $6.2 million, or 8.0%, as compared with the three months ended December 31, 2018. The increase was primarily due to recent acquisitions ($3.6 million) and increased sales volumes into the plumbing ($1.9 million), general industrial ($1.2 million) and HVAC/R ($1.0 million) end markets, partially offset by declines in architecturally-specified building products ($0.7 million) and energy ($0.4 million) end markets.

Net revenues for the nine months ended December 31, 2019 increased $28.7 million, or 11.1%, as compared with the nine months ended December 31, 2018. The increase was primarily due to recent acquisitions ($11.6 million), increased sales volumes into the HVAC/R ($9.0 million), plumbing ($3.1 million), architecturally-specified building products ($2.0 million), energy ($1.5 million), mining ($1.2 million) and rail ($0.9 million) end markets.

Gross Profit and Gross Profit Margin

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2019	2018
Gross profit	$37,691	$34,228
Gross profit margin	45.0%	44.2%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2019	2018
Gross profit	$132,330	$118,525
Gross profit margin	46.0%	45.8%

Gross profit for the three months ended December 31, 2019 increased $3.5 million, or 10.1%, as compared with the three months ended December 31, 2018. The increase was primarily a result of increased sales and recent acquisitions. Gross profit margin of 45.0% for the three months ended December 31, 2019 increased as compared with 44.2% for the three months ended December 31, 2018. The increase in gross profit margin is due to the recent acquisitions and leverage from increased sales, partially offset by negative mix on architecturally-specified building products.

Gross profit for the nine months ended December 31, 2019 increased $13.8 million, or 11.6%, as compared with the nine months ended December 31, 2018. The increase in gross profit was due to increased sales, recent acquisitions and a $0.8 million gain on sales of property, plant and equipment in the current period, partially offset by a $2.6 million gain on sales of property, plant and equipment in the prior year that did not recur. Gross profit margin of 46.0% for the nine months ended December 31, 2019 increased slightly as compared with the nine months ended December 31, 2018, as the positive impact of acquisitions and leverage from increased sales were mostly offset by the negative net impact from the current and prior year sales of property, plant and equipment.

Operating Expenses

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2019	2018
Operating expenses	$27,203	$24,807
Operating expenses as a percentage of revenues, net	32.5%	32.0%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2019	2018
Operating expenses	$81,398	$74,156
Operating expenses as a percentage of revenues, net	28.3%	28.7%

Operating expenses for the three months ended December 31, 2019 increased $2.4 million, or 9.7%, as compared with the three months ended December 31, 2018. The increases in both operating expenses and operating expenses as a percentage of revenues were primarily due to increased personnel-related expenses, as well as additional selling, general and administrative costs related to acquired businesses.

Operating expenses for the nine months ended December 31, 2019 increased $7.2 million, or 9.8%, as compared with the nine months ended December 31, 2018. The increase in operating expenses was primarily due to increased personnel-related expenses, as well as additional $0.9 million selling, general and administrative costs related to acquired businesses and increased professional fees. The decrease in operating expenses as a percentage of sales was attributable to leverage on increased sales.

Operating Income

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2019	2018
Operating income	$10,488	$9,421
Operating margin	12.5%	12.2%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2019	2018
Operating income	$50,932	$44,369
Operating margin	17.7%	17.2%

Operating income for the three months ended December 31, 2019 increased $1.1 million, or 11.3%, as compared with the three months ended December 31, 2018, primarily as a result of the increase in gross profit, partially offset by an increase in operating expenses, as discussed above.

Operating income for the nine months ended December 31, 2019 increased $6.6 million, or 14.8%, as compared with the nine months ended December 31, 2018, primarily as a result of the increase in gross profit, partially offset by an increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $0.3 million and $1.1 million for the three and nine months ended December 31, 2019, respectively, were comparable to net interest expense for the three and nine months ended December 31, 2018.

Other income (expense), net was a net loss of $0.8 million for the three months ended December 31, 2019 as compared with net income of $0.3 million for the three months ended December 31, 2018. The decrease was primarily due to a lease termination loss of $0.5 million and an increase in losses arising from transactions in currencies other than our sites' functional currencies. Other income (expense), net was a net loss of $8.3 million for the nine months ended December 31, 2019 as compared with net income of $1.2 million for the nine months ended December 31, 2018. The decrease was due to $7.0 million of expenses recognized in connection with the termination of our U.S. defined benefit pension plan, an increase in losses arising from transactions in currencies other than our sites' functional currencies and a lease termination loss of $0.5 million.

Provision for Income Taxes and Effective Tax Rate

For the three months ended December 31, 2019, we earned $9.4 million from continuing operations before taxes and provided for income taxes of $2.1 million, resulting in an effective tax rate of 22.2%. For the nine months ended December 31, 2019, we earned $41.5 million from continuing operations before taxes and provided for income taxes of $10.1 million, resulting in an effective tax rate of 24.3%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2019, primarily due to the provision for GILTI, adjustments related to foreign items, excess tax deductions related to stock compensation and adjustments related to income tax returns.

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

We are currently under audit for our U.S. federal income tax return for the fiscal years ended March 31, 2017 and 2016. We have not been notified of any potential adjustments. We are currently under audit by a state for the fiscal years ended March 31, 2018 and 2017.

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

	Three Months Ended December 31,
(Amounts in thousands)	2019	2018
Revenues, net	$48,673	$43,652
Operating income	8,643	8,059
Operating margin	17.8%	18.5%

	Nine Months Ended December 31,
(Amounts in thousands)	2019	2018
Revenues, net	$174,794	$152,239
Operating income	42,099	36,164
Operating margin	24.1%	23.8%

Net revenues for the three months ended December 31, 2019 increased $5.0 million, or 11.5%, as compared with the three months ended December 31, 2018. The increase was primarily due to recent acquisitions ($3.6 million) and increased sales volumes into the plumbing ($1.6 million) and HVAC/R ($1.1 million) end markets, partially offset by a decline in the architecturally-specified building products ($0.9 million) end market.

Net revenues for the nine months ended December 31, 2019 increased $22.6 million, or 14.8%, as compared with the nine months ended December 31, 2018. The increase was due primarily to recent acquisitions ($11.6 million) and increased sales volumes into the HVAC/R ($9.2 million), plumbing ($2.7 million) and general industrial ($0.9 million) end markets, partially offset by a decline in the rail ($1.5 million) end market.

Operating income for the three months ended December 31, 2019 increased $0.6 million, or 7.2%, as compared with the three months ended December 31, 2018. The increase was primarily due to contributions by recent acquisitions, partially offset by a decline in architecturally-specified building products and negative mix in architecturally-specified building products.

Operating income for the nine months ended December 31, 2019 increased $5.9 million, or 16.4%, as compared with the nine months ended December 31, 2018. The increase was due primarily to contributions by recent acquisitions and increased sales, partially offset by increased personnel related expenses and a $0.5 million gain on the sale of property, plant and equipment in the prior year that did not recur.

Specialty Chemicals Segment Results

Specialty Chemicals is comprised of pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Three Months Ended December 31,
(Amounts in thousands)	2019	2018
Revenues, net	$35,043	$33,836
Operating income	5,414	4,574
Operating margin	15.4%	13.5%

	Nine Months Ended December 31,
(Amounts in thousands)	2019	2018
Revenues, net	$112,579	$106,437
Operating income	19,179	17,205
Operating margin	17.0%	16.2%

Net revenues for the three months ended December 31, 2019 increased $1.2 million, or 3.6%, as compared with the three months ended December 31, 2018.  The increase is due primarily to increased sales into the rail end market, as well as smaller increases in the plumbing and mining end markets, partially offset by a decline in the energy end market.

Net revenues for the nine months ended December 31, 2019 increased $6.1 million, or 5.8%, as compared with the nine months ended December 31, 2018.  The increase was primarily due to increased sales volumes into the rail ($2.3 million), energy ($1.5 million), architecturally-specified building products ($1.5 million) and mining ($1.2 million) end markets, slightly offset by a decline in the general industrial end market.

Operating income for the three months ended December 31, 2019 increased $0.8 million, or 18.4%, as compared with the three months ended December 31, 2018. The increase was primarily due to increased sales and favorable sales mix.

Operating income for the nine months ended December 31, 2019 increased $2.0 million, or 11.5%, as compared with the nine months ended December 31, 2018. The increase was primarily due to increased sales and favorable sales mix, partially offset by the negative net impact from the current and prior year sales of property, plant and equipment and increased personnel-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Nine Months Ended December 31,
(Amounts in thousands)	2019	2018
Net cash provided by operating activities, continuing operations	$60,353	$58,281
Net cash (used in) provided by investing activities, continuing operations	(18,193)	627
Net cash used in financing activities	(29,293)	(54,176)

Existing cash, cash generated by continuing operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.  Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories.  Our cash balance (including cash and cash equivalents) at December 31, 2019 was $39.9 million, as compared with $26.7 million at March 31, 2019.

For the nine months ended December 31, 2019, our cash provided by operating activities from continuing operations was $60.4 million, as compared with $58.3 million for nine months ended December 31, 2018.

•Working capital provided cash for the nine months ended December 31, 2019 due to lower accounts receivable ($10.1 million) and lower prepaid expenses and other current assets ($3.2 million), partially offset by higher inventory ($5.1 million).
•Working capital provided cash for the nine months ended December 31, 2018 due to lower accounts receivable ($12.5 million) and higher accounts payable and other current liabilities ($1.8 million), partially offset by higher inventories ($7.7 million) and higher prepaid expenses and other current assets ($2.3 million).

Cash flows used in investing activities of continuing operations during the nine months ended December 31, 2019 were $18.2 million as compared with $0.6 million of cash provided by investing activities of continuing operations during the nine months ended December 31, 2018. During the nine months ended December 31, 2019, we paid $11.8 million for the acquisition of Petersen and had no acquisitions during the nine months ended December 31, 2018. Capital expenditures during the nine months ended December 31, 2019 were $7.6 million, an increase of $2.8 million as compared with the nine months ended December 31, 2018.  Our capital expenditures have been focused on continuous improvement, automation, maintenance and new products. Proceeds from the sale of assets during the nine months ended December 31, 2019 were $1.2 million as compared with $5.4 million of proceeds during the nine months ended December 31, 2018.

Cash flows used in financing activities during the nine months ended December 31, 2019 were $29.3 million as compared with $54.2 million for the nine months ended December 31, 2018.  Cash outflows during the nine months ended December 31, 2019 included $20.4 million of net debt repayments (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report), $6.1 million of dividend payments and $0.8 million for the repurchase of shares under our share repurchase programs (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report). Cash outflows during the nine months ended December 31, 2018 included $12.4 million of net debt repayments and $40.7 million for the repurchase of shares under our share repurchase programs.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of December 31, 2019.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  This agreement is more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the nine months ended December 31, 2019.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of December 31, 2019, we had no outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage or hedge interest rate risks related to our current borrowings by means of an interest rate swap agreement.  At December 31, 2019, we had an interest rate swap agreement that covered 100.0% of our $11.0 million total outstanding indebtedness. Each quarter point change in interest rates would result in a negligible change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net (losses) gains of $(0.4) million and $0.2 million for the three months ended December 31, 2019 and 2018, respectively, and $(0.6) million and $0.7 million for the nine months ended December 31, 2019 and 2018, respectively, which are included in other (expense) income, net on our condensed consolidated statements of income. We realized a net (loss) gain associated with foreign currency translation of $1.7 million and $(1.6) million for the three months ended December 31, 2019 and 2018, respectively, and $1.3 million and $(3.0) million for the nine months ended December 31, 2019 and 2018, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at December 31, 2019, a 10% change in the foreign currency exchange rates for the three and nine months ended December 31, 2019 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. On November 7, 2018, we announced that our Board of Directors authorized a new program allowing us to repurchase shares of our common stock up to an aggregate market value of $75.0 million during a two-year period. The program may be limited or terminated at any time. During the three and nine months ended December 31, 2019, 12,494 shares were repurchased under this program for an aggregate amount of $0.8 million. As of December 31, 2019, 243,644 shares of our common stock had been repurchased under the new program since its inception for an aggregate of $12.6 million.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
					(in millions)
October 1 - 31	30,132	(a)	$66.09	12,494	$62.4
November 1 - 30	—		—	—	62.4
December 1 - 31	—		—	—	62.4
Total	30,132			12,494

(a) Includes 17,638 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $66.92.

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of CSW Industrials, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 15, 2018)
3.2
CSW Industrials, Inc. Amended and Restated Bylaws, adopted and effective August 14, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on August 15, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation LinkBase Document
101.DEF	Inline XBRL Taxonomy Extension Definition LinkBase Document
101.LAB	Inline XBRL Taxonomy Extension Label LinkBase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation LinkBase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.NS)

_________________________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSW INDUSTRIALS, INC.

February 4, 2020	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

February 4, 2020	/s/ Greggory W. Branning
Greggory W. Branning
Chief Financial Officer (Principal Financial Officer)