Form 10-K
period 2020-03-31
CSW INDUSTRIALS, INC.
filed 2020-05-20
CIK 1624794

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the last sale price for the common stock as reported by the Nasdaq Global Select Market on September 30, 2019 the last business day of our most recently completed second fiscal quarter was approximately $553.0 million.
As of May 13, 2020, the latest practicable date, 14,680,364 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

PART I

ITEM 1:	Business	1
ITEM 1A:	Risk Factors	9
ITEM 1B:	Unresolved Staff Comments	17
ITEM 2:	Properties	18
ITEM 3:	Legal Proceedings	18
ITEM 4:	Mine Safety Disclosures	18
PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
ITEM 6:	Selected Financial Data	21
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	34
ITEM 8:	Financial Statements and Supplementary Data	35
ITEM 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	72
ITEM 9A:	Controls and Procedures	72
ITEM 9B:	Other Information	74
PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	74
ITEM 11:	Executive Compensation	74
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	74
ITEM 14:	Principal Accounting Fees and Services	74
PART IV

ITEM 15:	Exhibits, Financial Statement Schedules	74
SIGNATURES		76

EX-4.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 XBRL Instance Document
EX-101 XBRL Taxonomy Extension Schema
EX-101 XBRL Taxonomy Extension Calculation Linkbase Document
EX-101 XBRL Taxonomy Extension Definition Linkbase Document
EX-101 XBRL Taxonomy Extension Label Linkbase Document
EX-101 XBRL Taxonomy Extension Presentation Linkbase Document

PART I

Unless otherwise specified, or the context otherwise requires, the references in this Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Annual Report”) to “our company,” “we,” “us,” “our” or “CSWI” refer to CSW Industrials, Inc. together with our wholly-owned subsidiaries.

ITEM 1: BUSINESS

General

CSWI is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two business segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing and life safety solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), building products and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial. Our manufacturing operations are concentrated in the United States (“U.S.”) and Canada, but we also have distribution operations in Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, including: Australia, Brazil, Canada, China, Colombia, the Netherlands, Russia, South Africa, Sweden, the U.K. and the U.S.

Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to our professional end-use customers that place a premium on superior performance and reliability. We believe our industrial brands are well-known in the specific industries we serve and have a reputation for high quality and reliability. We rely on both organic growth and acquisitions to provide an increasingly broad portfolio of performance optimizing solutions that meet our customers’ ever-changing needs. We have a successful record of making attractive, synergistic acquisitions in support of this objective, and we remain focused on identifying additional acquisition opportunities in our core end markets.

Through our operating companies, we have a well-established legacy of providing high quality products accompanied by dependable service and attention to customer satisfaction. For example, our specialty lubricants were used on the excavation equipment for the Panama Canal. We also have a long history of innovation, and as an example, we believe that we were the pioneers of the acid neutralizer market, being the first to develop a method for removing internal acid from air conditioning and refrigeration systems. We partner with our customers to solve specific challenges, such as environmentally friendly lubricants, which were specifically developed to provide high performance in rail applications combined with biodegradability and no eco-toxicity and to satisfy strict environmental requirements.

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

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s website (www.sec.gov). We also make these filings available free of charge on our website (www.cswindustrials.com) as soon as reasonably practicable after we electronically file those documents with the SEC. The information on or accessible through our website is not incorporated by reference into, or otherwise made part of, this Annual Report.

Business Segments

We operate in two business segments: Industrial Products and Specialty Chemicals. The table below provides an overview of these business segments. For financial information regarding our segments, see Note 20 to our consolidated financial statements included in Item 8 Financial Statements and Supplementary Data ("Item 8") of this Annual Report.

Business Segment	Principal Product Categories	Key End Use Markets	Representative Industrial Brands
Industrial Products
•      Building safety products including
        custom-engineered railings and
        expansion joints
•      Fire and smoke protection products
•      Specialty mechanical products
•      Storage, filtration and application
       equipment for use with our specialty
       chemicals and other products for
       general industrial applications
• Architecturally-specified building products • Commercial construction • General industrial • Electrical • HVAC/R • Plumbing • Rail car and locomotive • Refrigeration

Specialty Chemicals	• Adhesives/solvent cements
•      Anti-seize compounds
•      Chemical formulations
•      Degreasers and cleaners
•      Drilling compounds
•      Firestopping sealants and caulks
•      Lubricants and greases
•      Penetrants
•      Pipe thread sealants

• Cement
• Commercial construction
• Electrical
• Energy
• General industrial
• HVAC/R
• Infrastructure drilling
       and boring
• Mining
• Oil and gas
• Plumbing
• Power generation
• Rail
• Refrigeration
• Steel
• Water well drilling

Industrial Products

Our Industrial Products segment consists of: specialty mechanical products; fire and smoke protection products; architecturally-specified building products; and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial applications. Generally, we manufacture industrial products internally, although we strategically engage third-party manufacturers for certain products. We ensure the quality of internally- and externally-manufactured products through our stringent quality control review procedures. The safety and sustainability of our building products enables them to be easily incorporated into the Leadership in Energy and Environmental Design (“LEED”) Building market.

Our key product types and brand names are shown below:

PRODUCT TYPES	BRAND NAMES
Specialty Mechanical Products
• air diffusers for use by professional air conditioning contractors	• Airtec®
• condensate removal pumps and equipment mounting brackets	• AquaGuard®
• condensate switches, traps and pans	• All-Access®
• decorative roof drain downspout nozzles	• ArmorPad
• drain waste and vent systems mechanical products	• Clean Check®
• ductless mini-split systems installation support tools and accessories	• EZ Trap®
• equipment pads	• Fortress®
• line set covers	• Goliath®
• tamper resistant locking refrigerant caps	• G-O-N®
• wire pulling head tools	• Hubset
• Kickstart®
• Magic Vent®
• Mighty Bracket
• Novent®
• Safe-T-Switch®
• Slim Duct
• SureSeal®
• Titan
• Wire Grabber
• Wire Snagger
Fire and Smoke Protection Products
• fire-rated and smoke-rated opening protective systems	• FIRE+SMOKE®
• Smoke Guard®
Architecturally-Specified Building Products
• architectural grating	• Balco®
• engineered railing	• DuraFlex
• entrance mats and grids	• Greco®
• expansion joint covers	• llumiTread
• fire barriers	• MetaBlock®
• partition closure systems	• MetaFlex®
• photoluminescent egress markings and signage	• MetaGrate
• specialty silicone seals	• MetaMat
• stair nosings	• Michael Rizza
• trench and access covers	• UltraGrid

Storage, Filtration and Application Equipment
• lubrication application and management systems	• Air Sentry®
• storage and filtration devices	• Guardian®
• Oil Safe®
• Whitmore Rail

New Product Development – Customer experience is a core competency in our Industrial Products segment. We gather "voice of the customer" market research through organized focus groups and online surveys, as well as through less formal channels. Ideas for new products or enhancements to existing products are also generated by our relationships with end users, independent sales representatives, distributors and our internal sales and marketing team. We also actively monitor the competitive landscape. We develop new products and modify existing products in our research and development (“R&D”) labs in Houston, Texas; Rockwall, Texas; Boise, Idaho; and Wichita, Kansas.

Competition – Our competition in the Industrial Products segment is varied. Competitors range from small entrepreneurial companies with a single product, to large multinational original equipment manufacturers (“OEMs”). In the specialty mechanical products category, we compete with Diversitech, Supco, Little Giant, Cherne, Mainline and JR Smith. Most of our products are sold through distribution channels, and we compete in this channel based on breadth of product line, customer service and pricing. In the fire and smoke protection category, we compete with Won Door, Stoebich, McKeon and others, typically on the basis of product innovation, knowledge of building codes and customer service. In the architecturally-specified building products category, we compete primarily with Emseal, Inpro, and MM Systems on the basis of product innovation, price and driving architectural specifications. In the lubricant storage, filtration and transfer space, we compete with Des-Case, Hy-Pro, IFH and others on the basis of superior performance, brand strength and breadth of product line.

Customers – Our primary customers for specialty mechanical products are HVAC/R, plumbing and electrical wholesalers and distributors. Some of these are single location distributors, but many are regional or national in scope with hundreds of locations. The majority of these products are sold domestically; however, a small portion is sold internationally through similar channels, and a small number of OEMs purchase these products directly. Fire and smoke protection products are sold through internal sales and installation teams, as well as local building products distributors that also perform installations and service. Architecturally-specified building products are sold primarily through a network of distributors. Storage, filtration and application products are marketed and sold worldwide through a service-intensive distribution network.

Seasonality – A significant portion of our products are sold into the HVAC/R market, which is seasonal by nature. While products are sold throughout the year, revenues tend to peak during the spring and summer months.

Specialty Chemicals

Our Specialty Chemicals segment manufactures and supplies highly specialized consumables that impart or enhance properties such as lubricity, anti-seize qualities, friction, sealing and heat control. In addition, the segment includes penetrants, pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements, which are primarily blended internally to create proprietary premium products. These materials are typically used in harsh operating conditions, including extreme heat and pressure and chemical exposure, where commodity products would fail. These products protect and extend the working life of large capital equipment such as cranes, rail systems, mining equipment, oil rigs and rotating and grinding equipment found in various industrial segments such as steel mills, canning and bottling, mining and cement. Additionally, our Specialty Chemicals segment blends and supplies specialty products used in the plumbing and building markets. These products enhance, repair or condition the internal working systems of both industrial and residential systems and are critical to ensuring safe, efficient and effective long-term operational integrity. The Specialty Chemicals segment also supplies products and services into the water well treatment space, which includes testing services and diagnosis of current conditions, coupled with consumable solutions to resolve any identified problems.

Our key product types and brand names are shown below:

PRODUCT TYPES	BRAND NAMES
• chemical sealants to stop air-conditioning refrigerant leaks	• BioRail®
• engineered specialty thread sealants designed to seal and secure metal	• Caliber®
• oil field anti-seize products for drilling and conveyance piping	• Deacon®
• open gear specialty lubricants for heavy equipment	• Decathalon®
• railroad track lubricants, conditioners and positive friction consumables	• Desolv
• solvent cements and fire stop caulks	• Envirolube®
• specialty lubricants for various industrial applications	• Gearmate®
• specialty sealants for high temperature applications	• KATS Coatings®
• water well treatment products and services	• KOPR-KOTE®
• Jet-Lube®
• Leak Freeze®
• Matrix®
• Medallion
• Metacaulk®
• No. 5®
• Paragon
• RailArmor®
• Renewz
• Sterilene®
• Surstik®
• Surtac®
• T Plus 2®
• TOR Armor®
• Tru-Blu
• Unicid
• Well-Guard®

New Product Development – We develop relationships with end-users and channel partners to understand a multitude of operating conditions where technical innovation or enhancement is needed. For example, these relationships have generated innovation in the areas of modifying existing lubrication products to operate in arctic conditions or modifying an existing product for use in an application where saltwater may be present. The development teams located in Rockwall, Texas and Houston, Texas are also actively targeting additional end markets for product use and penetration.

Competition – In general, our products are specialty products that demand premium valuation, rather than commodity products, and competitors tend to be varied and include global, regional and local companies that may be large or small. We compete primarily on the basis of product differentiation, superior performance and quality and customer-centric service. The product sales cycle is often long when compared to many commodity consumables, typically resulting in quantified, verified and repeat product performance being the key driver of buying decisions, rather than price. As these products protect and enhance the operation of large capital equipment, qualification is based on the proof of value in application, resulting in a high changeover risk barrier. Typical competitors include Shell, Castrol, Fuchs and Exxon-Mobil. Competitors of our sealants and adhesives products include Dow Corning Corporation, Henkel, 3M Company, Specified Technologies Inc. and Hilti.

Customers – Specialty Chemicals products are primarily sold through value-added distribution partners, as well as maintenance and repair operations or catalog channels. Our Specialty Chemicals organization provides both market-specific and product line specific training to both the distribution partners and potential end users. Our specialists often visit end users with distribution partners to advise on critical application issues, which enhances our ability to both “pull” demand from the end-user and “push” demand to distributor partners. Specialty Chemicals customers include petrochemical facilities, industrial manufacturers, construction companies, utilities, plant maintenance customers, building contractors and repair service companies.

Discontinued Operations

During the third quarter of the fiscal year ended March 31, 2018, we committed to a plan to divest our Strathmore Products business (the "Coatings business"). As a result, we reclassified the assets comprising that business to assets held-for-sale, and made a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. During the quarter ended September 30, 2018, we received an aggregate of $6.9 million for the sale of assets that related to our Coatings business in multiple transactions. During the quarter ended March 31, 2020, we received $1.5 million for the sale of the last remaining real property owned by our former Coatings business and, as such, we do not expect to have any ongoing results of discontinued operations related to the Coating business in future fiscal years.

Our Competitive Strengths

As discussed in this section, we believe we have a variety of competitive strengths.

Broad Portfolio of Industry Leading Products and Solutions

In our targeted end markets, we have leading industry positions among our broad portfolio of products. We believe our products and solutions are differentiated from those of our competitors by superior performance, quality and total value delivered to customers. For example, RectorSeal No. 5® pipe thread sealant is widely regarded as an industry standard for thread sealants for HVAC/R, plumbing and electrical configurations. Additionally, we believe KOPR-KOTE® anti-seize lubricant is recognized as the anti-seize compound of choice for use in oil and gas drilling operations, where it is requested by name.

Organic Revenue Growth Platform and Optimizing Performance

We focus on developing our presence in end markets with strong growth trends, continuously evaluating the potential uses of existing products to broaden end market penetration. We historically have a loyal customer base that recognizes the performance results and quality of our products and solutions. Further, our customer base is diverse. For the year ended March 31, 2020, no single customer represented 10% or more of our net revenues.

These factors have enabled us to generate strong organic revenue growth performance, while remaining focused on strong profitability through optimizing our manufacturing processes. This effort is supported by a culture of continuous improvement, looking to refine processes in all of our manufacturing facilities to reduce manufacturing costs, increase production capacity and improve product quality. Additionally, we often evaluate strategic investments to drive transformational changes in our manufacturing processes. For example, in both of our reportable segments, we have taken actions to consolidate our manufacturing footprint in order to optimize capacity, improve efficiency and leverage technologies while enhancing product quality.

Diverse Sales and Distribution Channels

Many of our products are sold through full-service distribution networks where product knowledge and customer satisfaction are key success factors. We primarily market through an international network of both internal and third-party sales representatives that call on our wholesale distributors, contractors and direct customers. The strong, long-term relationships we have developed with our wholesale distribution partners and exclusive dealers allow us to successfully introduce organically developed products and acquired products. In addition, our extensive distribution network allows us to reach and serve niche end markets that provide organic growth opportunities and a source of opportunities for our acquisition strategy.

Focus on Inorganic Growth Investment with Proven Track Record

We believe our experience in identifying, completing and integrating acquisitions is one of our core competitive strengths, as evidenced by our portfolio of over 30 acquisitions completed since 1991. Historically, we have pursued product-line acquisitions with relatively low integration risk that have the potential to benefit from our extensive distribution network and manufacturing efficiencies. More recently, we began targeting commercially-proven products and solutions that are attractive in our existing end markets, or that provide entry into new, complementary end markets where we can drive revenue growth and improved profitability and cash flow.

In the fourth quarter of the fiscal year ended March 31, 2019 and in early fiscal year 2020, we acquired two companies: MSD Research, Inc. ("MSD"), including its leading All-Access® line of air conditioning condensate switches and line cleanouts; and Petersen Metals, Inc. ("Petersen"), a designer, manufacturer and installer of engineered railings and safety systems for institutional and commercial structures in the Southeast U.S. We invested a total of approximately $22 million for both acquisitions. We did not complete any acquisitions during the fiscal year ended March 31, 2018. We completed one acquisition during the fiscal year ended March 31, 2017, as we acquired Greco Aluminum Railings, a leading manufacturer of high-quality engineered railing and safety systems for multi-family and commercial structures.

Culture of Product Enhancement and Customer-Centric Solutions

Our highly-trained and specialized personnel work closely with our customers, industry experts and research partners to continuously improve our existing products to meet evolving customer and end market requirements. We focus on product enhancements and product line extensions that are designed to meet the specific application needs of our professional end use customers. Customer-centric solutions underpin our strong industrial brands and reputation for high quality products, in turn leading us to realize improved customer retention and loyalty. Further, our ability to meet the needs of high-value, niche end markets with customized solutions that leverage our existing products has enabled us to differentiate ourselves from larger competitors that may not be as willing or able to respond quickly to evolving customer demands.

Amid the novel coronavirus ("COVID-19") pandemic, we have worked closely with our customers to provide them with the products and services that they need to continue conducting their operations. This includes ensuring that our supply chains are secure, that we maintain an adequate level of inventory to meet our customers' needs and that our ability to operate our facilities at the levels needed by our customers is adequate.

Employee-Centric Culture

We believe that our employees are our most valuable assets and that our skilled, engaged workforce provides us with a competitive advantage. As part of our commitment to our employees, we provide a safe work environment, ongoing training and professional development, competitive compensation and a generous health and retirement benefits package that includes paid time off, health and wellness care and paid college tuition. Our retirement savings program includes a defined contribution plan plus an employee stock ownership plan ("ESOP") through which our employees collectively own approximately 5% of our company. We believe this ESOP strongly aligns the interests of our employees with those of our shareholders. We strive to support both the short-term and long-term well-being of our employees. This commitment extends to the communities in which our employees live, where we are positive, active corporate citizens.

Amid the COVID-19 pandemic, our focus on and commitment to our employees has come into even sharper focus. Across all our businesses, we have taken numerous, coordinated actions to ensure the continued health and safety of our employees. A few examples of our actions are modifications to work schedules and processes, procuring and requiring the use of additional personal protective equipment, working from home where possible and making paid emergency sick leave available so that our employees can focus on their health and well-being as we continue to deliver on our customer commitments.

Our Growth Strategy

We are focused on creating long-term stockholder value by increasing our revenue, profitability and cash flow. Identifying strategic end markets yielding sustainable growth, expanding market share through our new product development and targeted acquisitions are all components of our strategy.

We Leverage Existing Customer Relationships and Products and Solutions

We expect to drive revenue growth by leveraging our reputation for providing high quality products to our broad customer base. Our team of sales representatives, engineers and other technical personnel continues to proactively collaborate with our distributors and professional end user customers to enhance and adapt existing products and solutions to meet evolving customer needs. In addition, we seek to leverage our existing customer base to cross-sell our products and solutions across our two business segments, thereby driving organic growth.

We Innovate New Products to Accelerate Organic Growth

The collaborative relationships and open feedback channels we have with our distributors and end users allow us to add value not only through enhancing and adapting existing products and solutions, but also through efficiently developing new products and solutions to meet existing and future customer needs. Our research and development and sales and marketing personnel work together to identify product opportunities and methodically pursue development of innovative new products. Through developing new products and solutions to both address new markets and complement our product portfolio in markets we currently serve, we create increased opportunities to drive organic growth.

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

Raw Materials and Suppliers

Our products are manufactured using various raw materials, including base oils, copper flake, aluminum, polyvinyl chloride and tetra-hydrofuran. These raw materials are available from numerous sources, and we do not depend on a single source of supply for any significant amount of raw materials. We are continuing to monitor the effect of the COVID-19 pandemic on raw materials in our supply chain, along with the related impact on our end markets, both of which are causing supply chain disruptions for many companies. While we do not currently anticipate significant shortages of raw materials, the long-term impact of these events is uncertain and may cause isolated disruptions or generalized inefficiencies in our raw materials supply chain in the short term. In an effort to drive efficient margins, we generally purchase raw materials and components as needed.

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

Export Regulations

We are subject to export control regulations in countries from which we export products and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. The level of control generally depends on the nature of the goods and services in question. Where controls apply, we typically need an export license or authorization (either on a per-product or per transaction basis) or the transaction must qualify for a license exception or the equivalent. In certain cases corresponding reporting requirements may apply. See Note 20 to our consolidated financial statements included in Item 8 of this Annual Report for financial and other information regarding our operations on a geographical basis.

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

Employees

As of March 31, 2020, we employed approximately 730 individuals within our continuing operations. Of these employees, approximately 20 are represented by unions. We believe relations with our employees throughout our operations are generally positive, including those employees represented by unions. No unionized facility accounted for more than 10% of our consolidated revenues for the fiscal year ended March 31, 2020.
ITEM 1A: RISK FACTORS

Consider carefully the following risk factors, which we believe are the principal risks that we face and of which we are currently aware, and the other information in this Annual Report, including our consolidated financial statements and related notes to those financial statements. It is possible that additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. Furthermore, the impact of the COVID-19 pandemic may exacerbate the risks discussed in this Annual Report, which could have a material effect on the Company.

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

Adverse changes in global economic conditions, particularly in the U.S. and including changes resulting from the effects of the COVID-19 pandemic, could materially adversely affect our financial position, results of operations and cash flows.

Our served industries and key end markets are affected by changes in economic conditions outside our control, which can affect our business in many ways. We are closely monitoring the potential impact on our business resulting from the COVID-19 pandemic and the corresponding decline in economic activity, in particular the effect it may have on demand for our products in the short and long term. Reduced demand may cause us and our competitors to compete on the basis of price, which would have a negative impact on our revenues and profitability. In turn, this could cause us to not be able to satisfy the financial and other covenants to which we are subject under our existing indebtedness. Reduced demand may also hinder our growth plans and otherwise delay or impede execution of our long-term strategic plan and capital allocation strategy. If there is deterioration in the general economy or in the industries we serve, our business, results of operations and financial condition could be materially adversely affected.

Our attempts to address evolving customer needs require that we continually enhance our products. Our efforts to enhance our products may not be commercially viable and failure to develop commercially successful products or keep pace with our competitors could harm our business and results of operations.

A failure to develop commercially successful products or product enhancements or to identify product extensions could materially adversely affect our financial results. If our attempts to develop or enhance products are unsuccessful, we may be unable to recover our development costs, which could have an adverse effect on our business and results of operations. In addition, our inability to enhance or develop products that can meet the evolving needs of our customers, including a failure to do so that results in our products lagging those of new or existing competitors, could reduce demand for our products and may have a material adverse effect on our business and results of operations.

Certain end markets that we serve are cyclical, which can cause significant fluctuations in our results of operations and cash flows.

The cyclical nature of the supply and demand balance of certain end markets that we serve, including manufacturing, construction, energy and mining, poses risks to us that are beyond our control and can affect our operating results. These markets are highly competitive; are driven to a large extent by end-use markets; and may experience overcapacity, all of which may affect demand for and pricing of our products and result in volatile operating results and cash flows over our business cycle. In particular, our operations and earnings may be significantly affected by changes in oil, gas and petrochemical prices and drilling activities, which depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. The recent significant decline in oil prices, as well as the continued decline in natural gas prices, could adversely affect the demand for our products used in the energy industry. Additionally, the cyclical nature of these end markets could be further exaggerated or interrupted by the effects of the COVID-19 pandemic, which in turn could significantly affect demand for our products. Product demand may not be sufficient to utilize current or future capacity. Excess industry capacity may continue to depress our volumes and margins on some products. Our operating results, accordingly, may be volatile as a result of excess industry capacity, as well as from rising energy and raw materials costs.

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
•conforming the acquired company's standards, process, procedures and controls, including accounting systems and controls, with our operations could cause deficiencies related to our internal control over financial reporting or exposure to regulatory sanctions resulting from the acquired company's activities; and
•the COVID-19 pandemic may impact our ability to conduct due diligence on acquisitions in the normal manner, including forecasting future financial performance, which could cause a delay in executing transactions until alternate methods of due diligence are determined or the impacted due diligence is able to be conducted by customary means.

Loss of key suppliers, the inability to secure raw materials on a timely basis, or our inability to pass commodity price increases on to customers could have an adverse effect on our business.

Materials used in our manufacturing operations are generally available on the open market from multiple sources. However, some of the raw materials we use are only available from a limited number of sources. Accordingly, any disruptions to a critical suppliers' operations could have a material adverse effect on our business and results of operations. We are closely monitoring the impact of the COVID-19 pandemic on our supply chain, which is causing supply chains for many companies to be interrupted, slowed or temporarily rendered inoperable. While we believe many challenges are temporary and can be managed in the near-term, our business and results of operations could be materially adversely affected by prolonged or increasing supply chain disruptions. Availability and cost of raw materials could be affected by a number of factors, including the condition of the energy industry and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates; and phases of the general business cycle and global demand. We may be unable to pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.

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

We depend on the services of domestic and international independent distributors to sell our products and, in many cases, provide service and aftermarket support to end users of our products. Rather than serving as passive conduits for delivery of products, our distributors play a significant role in determining which of our products are available for purchase by contractors to service end users. While the use of distributors expands the reach and customer base for our products, the maintenance and administration of distributor relationships is costly and time consuming. The loss of a substantial number of our distributors, for any reason, including among others the rapidly changing market conditions resulting from the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, results of operations or cash flows. In certain international jurisdictions, distributors are conferred certain legal rights that could limit our ability to modify or terminate distribution relationships.

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

We use third parties to manufacture certain of our products, most of which are located in jurisdictions outside the United States. To the extent that we rely on third parties to perform these functions, we will not be able to directly control product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products, increase manufacturing, assembly, testing or other costs or diminish our brand recognition or relationships with our customers. If a third party manufacturer experiences capacity constraints or financial difficulties, suffers damage to its facilities, experiences power outages, natural disasters, labor shortages or labor strikes, or any other disruption of assembly or testing capacity, we may not be able to obtain alternative manufacturing in a timely manner or on commercially acceptable terms. For example, the COVID-19 pandemic is causing some businesses to be closed or to reduce capacity, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Currently, the long-term impact of the COVID-19 pandemic on the global economy is uncertain. Depending on the length and severity of the pandemic, it could have a materially adverse long-term effect on the global economy and our business by negatively impacting our ability to competitively source raw materials and rely on third party manufacturers, which would have an adverse effect on our revenue, expenses and results of operations.

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

Inorganic growth is an important part of our strategic growth plans, and we seek to acquire businesses, some of which may be material, in pursuit of our plans; please see “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report for additional information. Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify, successfully acquire and integrate businesses at accretive valuations and realize anticipated synergies. Our inability to do so could adversely impact our growth rate and our stock price. Our ability to implement our inorganic growth strategy will be limited by our ability to identify appropriate acquisition candidates, which are difficult to identify for a number of reasons, including volatile or depressed macroeconomic conditions, high valuations and competition among prospective buyers. Covenants in our credit agreement and our financial resources, including available cash and borrowing capacity, will also limit our ability to consummate acquisitions, which may require additional debt financing, resulting in higher leverage and an increase in interest expense. Changes in accounting or regulatory requirements could also adversely impact our ability to consummate acquisitions.

Our relationships with our employees could deteriorate, which could adversely affect our operations.

As a manufacturing company, we rely on a positive relationship with our employees to produce our products and maintain our production processes and productivity. As of March 31, 2020, we had approximately 730 full-time employees in our continuing operations, of which approximately 20 were subject to collective bargaining agreements. If our workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted, or we could experience higher labor costs. In addition, if significant portions of our employees were to become unionized, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

Our operations and properties are subject to regulation under environmental laws, which can impose substantial sanctions for violations. We must conform our operations to applicable regulatory requirements and adapt to changes in such requirements in all jurisdictions in which we operate. Certain materials we use in the manufacture of our products can represent potentially significant health and safety concerns. We use hazardous substances and generate hazardous wastes in certain of our manufacturing operations. Consequently, our operations are subject to extensive environmental, health and safety laws and regulations at the international, national, state and local level in multiple jurisdictions. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management, site remediation programs and chemical use and management. Many of these laws and regulations have become more stringent over time, and the costs of compliance with these requirements may increase, including costs associated with any necessary capital investments. In addition, our production facilities require operating permits that are subject to renewal and, in some circumstances, revocation. The necessary permits may not be issued or continue in effect, and renewals of any issued permits may contain significant new requirements or restrictions. The nature of the chemical industry exposes us to risks of liability due to the use, production, management, storage, transportation and sale of materials that may be hazardous and can cause contamination or personal injury or damage if released into the environment.

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

Many of our customers and distributors require similar permits, licenses, registrations and authorizations to operate. If a significant customer, distributor or group thereof were to lose an important permit, license, registration or authorization, forcing them to cease or reduce their business, our revenues could decrease, which would have a material adverse effect on our business, financial condition and results of operations.

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

For example, hurricanes may affect our facilities or the failure of our information systems as a result of breakdown, malicious attacks, unauthorized access, viruses or other factors could severely impair several aspects of operations, including, but not limited to, logistics, revenues, customer service and administration. In addition, in the event that a product liability or third-party liability claim is brought against us, we may be required to recall our products in certain jurisdictions if they fail to meet relevant quality or safety standards, and we cannot guarantee that we will be successful in making an insurance claim under our policies or that the claimed proceeds will be sufficient to compensate the actual damages suffered.

Should we suffer a major uninsured loss, a product liability judgment against us or a product recall, future earnings could be materially adversely affected. We could be required to increase our debt or divert resources from other investments in our business to discharge product related claims. In addition, adverse publicity in relation to our products could have a significant effect on future revenues, and insurance may not continue to be available at economically acceptable premiums. As a result, our insurance coverage may not cover the full scope and extent of claims against us or losses that we incur.

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

Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. The loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our revenues and operating results to decline as a result of increased competition. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means.

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

In the ordinary course of our business, we store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees in our information technology systems, including in our data centers and on our networks. The secure processing, maintenance and transmission of this data is critical to our operations. Despite our efforts to secure our information systems from cyber-security attacks or breaches, our information technology systems may be vulnerable to attacks by hackers or breached or disrupted due to employee error, malfeasance or other disruptions. Although such attempts have been made to attack our information technology systems, no material harm has resulted. Any such attack, breach or disruption could compromise our information technology systems and the information stored in them could be accessed, publicly disclosed, lost or stolen and our business operations could be disrupted. Additionally, any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective, which could adversely affect our financial position, results of operations or cash flows. Any such access, disclosure or other loss of information or business disruption could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation, which could adversely impact our operations.

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

We are required to make scheduled repayments and, under certain events of default, accelerated repayments on our outstanding indebtedness, which may require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness. Such repayment requirements could reduce the availability of our cash flows to fund working capital, capital expenditures, R&D efforts and other general corporate purposes, and could generally limit our flexibility in planning for, or reacting to, changes in our business and industry.

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

•short and long-term effects of the COVID-19 pandemic;
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

Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The foregoing factors should not be construed as exhaustive. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. The impact of the COVID-19 pandemic may also exacerbate the risks discussed in this Annual Report, which could have a material impact on our company. Any forward-looking statements you read in this Annual Report reflect our views as of the date of this Annual Report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements and you should carefully consider all of the factors identified in this Annual Report that could cause actual results to differ. We assume no obligation to update or revise these forward-looking statements, except as required by law.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Properties

Our principal executive offices are located at 5420 Lyndon B. Johnson Freeway, Suite 500, Dallas, Texas 75240. Our headquarters is a leased facility. The current lease term expires August 31, 2026, but may be renewed.

We consider the many offices, manufacturing and R&D facilities, warehouses and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table presents our principal manufacturing locations by segment and excludes facilities classified as discontinued operations.

Location	Use	Segment	Square Footage	Owned/Leased
Boise, Idaho	Manufacturing, Office and R&D	Industrial Products	42,000	Leased
Fall River, Massachusetts	Manufacturing and Office	Both	140,200	Leased
Houston, Texas	Manufacturing, Office, R&D and Warehouse	Both	253,900	Owned
Hudson, Florida	Manufacturing, Office and R&D	Industrial Products	40,000	Leased
Rockwall, Texas	Manufacturing, Office, R&D and Warehouse	Both	227,600	Owned
Wichita, Kansas	Manufacturing and Office	Industrial Products	42,800	Owned
Windsor, Ontario, Canada	Manufacturing, Office and R&D	Industrial Products	42,000	Leased
We believe that our facilities are adequate for our current operations. We may endeavor to selectively reduce or expand our existing lease commitments as circumstances warrant. See Note 9 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding our operating lease obligations.

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

Holders

As of May 13, 2020, there were 417 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Issuer Purchases of Equity Securities

Note 12 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase program. The following table represents the number of shares repurchased during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
January 1 - 31	—		$—	—	$62.4
February 1 - 29	123,638	(b)	72.10	123,537	53.5
March 1 - 31	257,805		66.51	257,805	36.3
	381,443			381,342

(a) On November 7, 2018, we announced that our Board of Directors authorized a program allowing us to repurchase shares of our common stock up to an aggregate market value of $75.0 million during a two-year period. The program may be limited or terminated at any time. As of March 31, 2020, 624,986 shares of our common stock had been repurchased under the program for an aggregate of $38.7 million.
(b) Includes 101 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $73.71.

Stock Performance Chart

The following graph compares the cumulative total shareholder return on our common stock from October 1, 2015 (the date on which our common shares began "regular way" trading on the Nasdaq Global Select Market) through March 31, 2020 compared with the Russell 2000 Index, of which CSWI is a component, and a composite custom peer group, selected on an industry basis. The graph assumes that $100 was invested at the market close on October 1, 2015 and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The custom peer group consists of the following:

Astec Industries	Futurefuel Corp.	Landec Corp	Quaker Chemical
Chase Corp.	Gorman-Rupp Company	Littelfuse, Inc.	Tredegar Corp.
Columbus McKinnon Corp	Innospec Inc.	LSB Industries	WD-40 Company
CTS Corp.	Koppers Holdings	Methode Electronics, Inc.
Flotek Industries, Inc.	Kraton Performance Polymers	NN, Inc.

Omnova Solutions Inc. was removed from our custom peer group as it was acquired by Synthomer plc and its shares are no longer publicly traded.

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

$225
$200
$175
$150
$125
$100
$75
10/01/15
03/31/16
03/31/17
03/31/18
03/31/19
03/31/20
CSWI
Russell 2000
Custom Peer Group

ITEM 6: SELECTED FINANCIAL DATA

	Year Ended March 31,
Amounts in thousands, except per share data)	2020	2019	2018	2017	2016
RESULTS OF OPERATIONS	(a), (b)	(c), (d)	(e)	(f)	(g)
Revenues, net	$385,871	$350,155	$326,222	$287,460	$266,917
Gross profit	177,050	161,370	147,940	128,956	131,948
Selling, general and administrative expenses	(110,032)	(100,930)	(98,281)	(95,601)	(93,814)
Operating income	66,067	60,440	49,659	32,040	38,134
Interest expense, net	(1,331)	(1,442)	(2,317)	(2,695)	(3036)
Provision for income taxes	(12,784)	(15,389)	(15,565)	(14,360)	(19,166)
Income from continuing operations	44,817	46,052	32,682	17,800	23,807
Diluted earnings per share - continuing operations	$2.95	$2.96	$2.09	$1.12	$1.52
Cash dividends per share	$0.54	$—	$—	$—	$—

FINANCIAL CONDITION
Working capital	$90,899	$102,095	$82,713	$108,547	$123,958
Total assets	369,245	352,632	340,816	398,427	392,671
Total debt	10,898	31,459	24,020	73,207	89,682
Retirement obligations and other liabilities	23,021	8,092	6,738	14,844	13,566
Total equity	276,741	263,686	265,765	272,438	258,010
(a)Result of operations in the year ended March 31, 2020 included a charge of $6.5 million ($5.0 million, net of tax) resulting from the termination of our qualified U.S. defined benefit pension plan.
(b)Results of operations and financial condition for the year ended March 31, 2020 reflect the adoption of ASU No. 2016-02 "Leases (Topic 842)," as amended.
(c)Results of operations in the year ended March 31, 2019 included gains of $2.6 million ($1.9 million, net of tax) on sales of property, plant and equipment used in operations and $1.5 million ($2.4 million including tax benefit resulting from tax basis loss) on sales of non-operating assets.
(d)Results of operations for the year ended March 31, 2019 reflect the adoption of ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)," as amended.
(e)Results of operations for the year ended March 31, 2018 included costs of $1.4 million ($0.9 million, net of tax) resulting from restructuring and realignment initiatives.
(f)Results of operations for the year ended March 31, 2017 included costs of $6.6 million ($4.3 million, net of tax) resulting from restructuring and realignment initiatives.
(g)Results of operations for the year ended March 31, 2016 included a curtailment gain of $8.0 million ($5.2 million, net of tax) resulting from freezing our qualified U.S. defined benefit pension plan.

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

EXECUTIVE OVERVIEW

Our Company

We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. CSWI products and systems help contractors do their jobs better, faster and easier; make buildings safer and more aesthetically pleasing; protect valuable assets from corrosion; and improve the reliability of mission critical equipment. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), sealants and high-performance specialty lubricants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial. Our manufacturing operations are concentrated in the United States ("U.S.") and Canada, and we have distribution operations in Australia, Canada and the United Kingdom ("U.K."). Our products are sold directly or through designated channels both domestically and internationally.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom and semi-custom products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, KOPR-KOTE, KATS Coatings, Jet-Lube, Smoke Guard, Safe-T-Switch, Mighty Bracket, Balco, Whitmore Rail, Air Sentry, Oil Safe, Deacon, Leak Freeze and Greco.

We believe that our broad portfolio of products and markets served, as well as our brand recognition, will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance, combined with overall global economic uncertainty. During the fiscal year ended March 31, 2020, we continued to experience strong revenue growth in key end markets such as HVAC/R and plumbing, where our innovative chemical and mechanical products have increased market penetration. During the quarter ended March 31, 2020, spending by many of our customers in the rail, mining and energy end markets decreased. as customers adjusted to weakened demand for raw materials in response to lower market prices for various natural resources.

Discontinued Operations

During the quarter ended December 31, 2017, we committed to a plan to divest our Strathmore Products business (the "Coatings business"). This determination resulted in the reclassification of the assets comprising that business to assets held-for-sale, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. During the quarter ended September 30, 2018, we received an aggregate of $6.9 million for the sale of certain tangible and all intangible assets that related to our former Coatings business in multiple transactions. During the quarter ended March 31, 2020, we received $1.5 million for the sale of the last remaining real property owned by our former Coatings business and, as such, we do not expect to have results of discontinued operations resulting from the Coatings business in future years.

Our Markets

HVAC/R

The HVAC/R market is our largest market served and it represented approximately 31% and 30% of our net revenues in the years ended March 31, 2020 and 2019, respectively. We provide an extensive array of products for installation, repair and maintenance of HVAC/R systems that includes condensate switches, pans and pumps, air diffusers, refrigerant caps, line set covers and other chemical and mechanical products. The industry is driven by replacement and repair of existing HVAC/R systems, as well as new construction projects. New HVAC/R systems are heavily influenced by macro trends in building construction, while replacement and repair of existing HVAC/R systems are dependent on weather and age of unit. The HVAC/R market tends to be seasonal with the peak sales season beginning in March and continuing through August.

Construction and repair is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to such contractors.

Architecturally-Specified Building Products

Architecturally-specified building products represented approximately 29% and 28% of our net revenues in the years ended March 31, 2020 and 2019, respectively. We manufacture and sell products such as engineered railings, smoke and fire protection systems, expansion joints and stair edge nosings for commercial buildings, multi-family housing, healthcare, education and government facilities. Sales of these products are driven by architectural specifications and safety codes. The sales process is typically long as these can be multi-year construction projects. The construction market, both commercial and multi-family, is a key driver for sales of architecturally-specified building products.

General Industrial

The general industrial end market represented approximately 13% and 15% of our net revenues in the years ended March 31, 2020 and 2019, respectively. We provide products focused on asset protection and reliability, including lubricants, desiccant breathers and fluid management products. The general industrial market includes the manufacture of chemicals, steel, cement, food and beverage, pulp and paper and a wide variety of other processed materials. We serve this market primarily through a network of distributors. The growth trajectory of the general industrial end market is expected to reflect a blended average of the aforementioned end use markets.

Plumbing

The plumbing market represented approximately 11% of our net revenues in both of the years ended March 31, 2020 and 2019. We provide many products to the plumbing industry including thread sealants, solvent cements, fire-stopping products, condensate switches and trap guards, as well as other mechanical products, such as drain traps. Installation is typically performed by contractors, and we utilize our global distribution network to drive sales of our products to contractors.

Energy

The energy market represented approximately 6% of our net revenues in both of the years ended March 31, 2020 and 2019. We provide market-leading lubricants and anti-seize compounds, as well as greases, for use in oilfield drilling activity and maintenance of oilfield drilling and valve related equipment. We sell our products primarily through distributors that are strategically situated near the major oil and gas producing areas across the globe. The outlook for the energy industry is heavily dependent on the global demand expectations from developed and emerging economies, as well as oil price and local government policies relative to oil exploration, drilling, storage and transportation.

Rail

The rail market represented approximately 6% of our net revenues in both of the years ended March 31, 2020 and 2019. We provide an array of products into the rail industry, including lubricants and lubricating devices for rail lines, which increase efficiency and reduce noise for, as well as extend the life of, rail equipment such as rails and wheels. We leverage our technical expertise to build relationships with key decision-makers to ensure our products meet required specifications. We sell our products primarily through a direct sales force, as well as through distribution partners. End markets for Rail include Class 1 Rail as the primary end market in North America and Transit Rail as the primary end market in all other geographies. Cyclical product classes such as farm products and petrochemical can also impact volumes in Class 1 Rail. While coal transport is diminishing demand for Class 1 Rail in North America, global investment in Transit Rail systems is expected to more than offset this decline.

Mining

The mining market represented approximately 4% of our net revenues in both of the years ended March 31, 2020 and 2019. Across the globe, we provide market-leading lubricants to open gears used in large mining excavation equipment, primarily through direct sales agents, as well as a network of strategic distributors. The North American mining industry is heavily weighted toward coal production and has experienced headwinds due to continued decline in domestic coal demand, partially mitigated by the seaborne coal export market. Globally, coal demand has been robust, and focused efforts in coal markets outside of the U.S., coupled with enhanced focus on markets such as iron, gold, diamonds and uranium in Southeast Asia, South America, Africa and Russia, have delivered growth that has generally offset the weakness in North American coal demand.

Outside of coal, the mining market tends to move with global industrial output as basic industrial metals such as copper, tin, aluminum, and zinc, which are critical inputs to many industrial products.

Our Outlook

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a pandemic. COVID-19 continues to spread throughout the world and has led certain countries or jurisdictions within them to restrict travel, social gatherings and certain types of business activity deemed to be "non-essential," which has created a sharp recessionary environment in the U.S. and around the globe and has led to a decline in demand in many end markets, including those we serve. Also, in March 2020, as a result of the weakened demand for crude oil-related products resulting from the COVID-19 pandemic, and magnified by the supply impact of political tensions between several large oil-producing countries, there has been a substantial decline of and volatility in oil prices. Both factors had a negative impact on our revenues in the fiscal quarter ended March 31, 2020 and are expected to negatively impact our results in fiscal year 2021.

All of our operations and products support critical infrastructure and are considered "essential" in all of the relevant jurisdictions in which we operate, which has allowed our business to continue to operate throughout the COVID-19 pandemic with appropriate safeguards for our employees. In response to the pandemic, we took numerous measures across our operating sites to ensure we continue to place the highest priority on the health, safety and well-being of our employees, while continuing to support our customers.

While we have incurred a modest amount of additional expense in supporting these measures, during the fiscal quarter ended March 31, 2020 and through the date of this filing, we have not experienced any material disruptions in our operations.

We expect our results of operations and financial condition to be adversely impacted through the duration of the pandemic due to its effects on the economy and demand for our products and services. However, we cannot reasonably estimate the magnitude or length of the adverse impact due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic and (2) the extent of the potential short and long-term impact on our facilities and employees, customer demand and availability of materials through supply channels. We have yet to see significant supply chain disruptions, but cannot predict future impacts as a result of the global pandemic or trade disputes. Our continued focus on prudent cost controls throughout the organization has positioned us well to weather challenging demand environments and overall economic conditions, but cost control initiatives may not be able to fully offset the adverse impacts.

We expect to maintain a strong balance sheet in fiscal year 2021, which provides us with access to capital through our cash on hand, internally-generated cash flow and availability under our revolving credit facility. Our capital allocation strategy continues to guide our investing decisions, with a priority to direct capital to the highest risk adjusted return opportunities, within the categories of organic growth, strategic acquisitions and the return of cash to shareholders through our share repurchase and dividend programs. With the strength of our financial position, we will continue to invest in financially and strategically attractive expanded product offerings, key elements of our long-term strategy of targeting long-term profitable growth. We will continue to invest our capital in maintaining our facilities and in continuous improvement initiatives. We recognize the importance of, and remain committed to, continuing to drive organic growth, as well as investing additional capital in opportunities with attractive risk-adjusted returns, driving increased penetration in the end markets we serve.

We remain disciplined in our approach to acquisitions, particularly as it relates to our assessment of valuation, prospective synergies, diligence, cultural fit and ease of integration, especially in light of the economic conditions due to the pandemic.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our consolidated results of operations and results for each of our segments.

The operations of Petersen Metals, Inc. ("Petersen") have been included in our consolidated results of operations and in the operating results of our Industrial Products segment since April 2, 2019, the effective date of the acquisition. The operations of MSD Research, Inc. ("MSD") have been included in our consolidated results of operations and in the operating results of our Industrial Products segment since January 31, 2019, the effective date of the acquisition. All acquisitions are described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Throughout this discussion, we refer to costs incurred related to “restructuring and realignment.”  These costs represent both restructuring and non-restructuring charges incurred as a result of manufacturing footprint optimization activities, including those activities described in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.

Net Revenues

	Year Ended March 31,
(amounts in thousands)	2020	2019	2018
Revenues, net	$385,871	$350,155	$326,222

Net revenues for the year ended March 31, 2020 increased $35.7 million, or 10.2%, as compared with the year ended March 31, 2019. The increase was primarily due to recent acquisitions ($15.1 million) and increased sales volumes into the HVAC/R ($12.0 million), plumbing ($3.2 million), architecturally-specified building products ($2.1 million), rail ($1.2 million), mining ($1.2 million) and general industrial ($0.9 million) end markets. Although the mining and rail end markets increased over the prior fiscal year, those increases occurred during the first nine months of the fiscal year, while the fourth fiscal quarter was relatively flat as compared with the same period in the prior year. The energy end market experienced growth in the first nine months of the fiscal year, but declines in the fourth fiscal quarter as compared with the same period in the prior year offset most of that growth.

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

Net revenues into the Americas, Europe, Middle East and Africa, and Asia Pacific represented approximately 90%, 6%, and 4%, respectively, of net revenues for each of the years ended March 31, 2020, 2019 and 2018. The presentation of net revenues by geographic region is based on the location of the customer. For additional information regarding net revenues by geographic region, see Note 20 to our consolidated financial statements included in Item 8 of this Annual Report.

Gross Profit and Gross Profit Margin

	Year Ended March 31,
(amounts in thousands, except percentages)	2020	2019	2018
Gross profit	$177,050	$161,370	$147,940
Gross profit margin	45.9%	46.1%	45.3%

Gross profit for the year ended March 31, 2020 increased $15.7 million, or 9.7%, as compared with the year ended March 31, 2019. The increase was primarily due to increased revenues, recent acquisitions and an $0.8 million gain on sales of property, plant and equipment in the current period, partially offset by a $2.6 million gain on sales of property, plant and equipment in the prior year that did not recur. Gross profit margin for the year ended March 31, 2020 of 45.9% decreased from 46.1% for the year ended March 31, 2019, primarily attributable to product mix.

Gross profit for the year ended March 31, 2019 increased $13.4 million, or 9.1%, as compared with the year ended March 31, 2018. The increase is attributable to increased revenues, $2.6 million in gains on sales of property, plant and equipment and $1.4 million in restructuring and realignment costs in the prior year that did not recur. Gross profit margin for the year ended March 31, 2019 of 46.1% increased from 45.3% for the year ended March 31, 2018. The increase is attributable to sales leverage, gains on sales of property, plant and equipment and savings as a result of prior year restructuring and realignment activities.

Selling, General and Administrative Expense

	Year Ended March 31,
(amounts in thousands, except percentages)	2020	2019	2018
Operating expenses	$110,983	$100,930	$98,281
Operating expenses as a % of revenues	28.8%	28.8%	30.1%

Selling, general and administrative expense for the year ended March 31, 2020 increased $10.1 million, or 10.0%, as compared with the year ended March 31, 2019. The increase was primarily attributable to recent acquisitions ($3.2 million), and increased employee-related costs, as well as a net increase in trademark impairments and write-offs ($0.6 million).

Operating expenses as a percentage of revenues for the year ended March 31, 2020 was comparable to the year ended March 31, 2019, as leverage on increased revenues was partially offset by increased employee-related costs.

Selling, general and administrative expense for the year ended March 31, 2019 increased $2.6 million, or 2.7%, as compared with the year ended March 31, 2018. The increase was attributable to increased performance-based compensation expenses and increased commissions in support of increased revenues, partially offset by a decrease in professional fees. The decrease in operating expenses as a percentage of revenues was attributable to leverage on increased revenues and lower professional fees, partially offset by increased compensation and selling expenses.

Operating Income

	Year Ended March 31,
(amounts in thousands, except percentages)	2020	2019	2018
Operating income	$66,067	$60,440	$49,659
Operating margin	17.1%	17.3%	15.2%

Operating income for the year ended March 31, 2020 increased by $5.6 million, or 9.3%, as compared with the year ended March 31, 2019. The increase was a result of the $15.7 million increase in gross profit, partially offset by the $10.1 million increase in selling, general and administrative expense as discussed above.

Operating income for the year ended March 31, 2019 increased by $10.8 million, or 21.7%, as compared with the year ended March 31, 2018. The increase was a result of the $13.4 million increase in gross profit, slightly offset by the $2.6 million increase in selling, general and administrative expense as discussed above.

Other income and expense

Interest expense, net for the year ended March 31, 2020 decreased $0.1 million to $1.3 million as compared with the year ended March 31, 2019, due to an overall reduction in average outstanding debt under our Revolving Credit Facility (described in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report), as well as lower interest rates.

Interest expense, net for the year ended March 31, 2019 decreased $0.9 million to $1.4 million as compared with the year ended March 31, 2018, primarily due to an overall reduction in average outstanding debt under our Revolving Credit Facility (described in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report), partially offset by higher interest rates.

Other income, net decreased by $9.6 million for the year ended March 31, 2020 to expense of $7.1 million as compared with the year ended March 31, 2019. The decrease was primarily due to a charge of $6.5 million resulting from the termination of our U.S. defined benefit pension plan, $1.8 million of gains on sales of non-operating assets in the prior year that did not recur, and a lease termination cost of $0.5 million.

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

Provision for Income Taxes and Effective Tax Rate

The provision for income taxes for the year ended March 31, 2020 was $12.8 million, representing an effective tax rate of 22.2%, as compared with the provision of $15.4 million, representing an effective tax rate of 25.0%, for the year ended March 31, 2019 and the provision of $15.6 million, representing an effective tax rate of 32.3%, for the year ended March 31, 2018. As compared with the statutory rate for the year ended March 31, 2020, the provision for income taxes was primarily impacted by the state tax expense (net of federal benefits), which increased the provision by $1.9 million and the effective rate by 3.4%, the release of uncertain tax positions, which decreased the provision by $1.6 million and the effective rate by 2.8% and the adjustments for prior tax returns due to the following: closing of the Internal Revenue Service ("IRS") audit for the tax year ending March 31, 2017, foreign withholding tax paid during tax year March 31, 2020 for the tax year ending March 31, 2018 and the reversal of a pension adjustment related to a former wholly-owned subsidiary for the tax period ended September 30, 2015, in which the statute of limitations expired. These prior year items increased the provision by $1.0 million and the effective rate by 1.8%. Other items impacting the effective rate include foreign tax credits, increased vesting of stock-based compensation awards and state return to provision adjustment. As compared with the statutory rate for the year ended March 31, 2019, the provision for income taxes was primarily impacted by the decrease in uncertain tax positions, a decrease in return to provision adjustments and an increase in vesting of stock-based compensation awards.

We accrue interest and penalties on uncertain tax positions as a component of our provision for income taxes. Due to the significant decrease in our uncertain tax positions for the year ended March 31, 2020, we accrued an immaterial amount of interest and penalties during the tax year. We accrued interest and penalties of $0.1 million and $0.1 million, respectively, for the year ended March 31, 2019 and of $0.1 million and $0.2 million, respectively, for the year ended March 31, 2018.

As of March 31, 2020 and 2019, we had $0 and $0.1 million, respectively, in tax effected net operating loss carryforwards net of valuation allowances. Net operating loss carryforwards will expire in periods beyond the next five years.

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

	Year Ended March 31,
(amounts in thousands, except percentages)	2020	2019	2018
Revenues, net	$234,895	$205,931	$186,483
Operating income	55,725	48,817	44,225
Operating margin	23.7%	23.7%	23.7%

Net revenues for the year ended March 31, 2020 increased $29.0 million, or 14.1%, as compared with the year ended March 31, 2019. The increase was primarily due to recent acquisitions ($15.1 million) and increased sales volumes into the HVAC/R ($12.0 million) and plumbing ($2.6 million) end markets, partially offset by a decline in the rail ($0.5 million) end market.

Net revenues for the year ended March 31, 2019 increased $19.4 million, or 10.4%, as compared with the year ended March 31, 2018. Sales volumes increased in both existing products and new products primarily into the HVAC/R ($9.5 million) markets, general industrial ($4.7 million) and architecturally-specified building products and industrial ($4.5 million) end markets.

Operating income for the year ended March 31, 2020 increased $6.9 million, or 14.2%, as compared with the year ended March 31, 2019. The increase was primarily attributable to recent acquisitions ($4.0 million) and increased revenues, partially offset by a $0.5 million gain on the sale of property, plant and equipment in the prior year that did not recur.

Operating income for the year ended March 31, 2019 increased $4.6 million, or 10.4%, as compared with the year ended March 31, 2018. The increase was primarily attributable to increased revenues and savings as a result of prior year restructuring and realignment activities, partially offset by increased performance-based compensation expenses and costs related to an enterprise resource planning system upgrade.

Specialty Chemicals Segment Results

Specialty Chemicals includes pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

	Year Ended March 31,
(amounts in thousands, except percentages)	2020	2019	2018
Revenues, net	$150,976	$144,223	$139,735
Operating income	24,691	23,930	17,804
Operating margin	16.4%	16.6%	12.7%

Net revenues for the year ended March 31, 2020 increased $6.8 million, or 4.7%, as compared with the year ended March 31, 2019. The increase was primarily attributable to increased sales volumes into the architecturally-specified building products ($2.1 million), rail ($1.7 million), general industrial ($1.3 million), mining ($1.2 million) and plumbing ($0.6 million) end markets.

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

Operating income for the year ended March 31, 2020 increased $0.8 million, or 3.2%, as compared with the year ended March 31, 2019. The increase was primarily attributable to increased revenues, partially offset by a net decrease in year-over-year gains on sales of property, plant and equipment ($1.4 million) and an increase in net trademark impairments and write-offs ($0.6 million).

Operating income for the year ended March 31, 2019 increased $6.1 million, or 34.4%, as compared with the year ended March 31, 2018. The increase was primarily attributable to a $2.2 million in gains on sales of property, plant and equipment, a decline in restructuring and realignment costs and professional fees and increased revenues.

For additional information on segments, see Note 20 to our consolidated financial statements included in Item 8 of this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Year Ended March 31,
(amounts in thousands)	2020	2019	2018
Net cash provided by operating activities, continuing operations	$71,397	$68,159	$57,384
Net cash used in investing activities, continuing operations	(21,982)	(10,415)	(3,035)
Net cash used in financing activities	(57,151)	(39,273)	(51,521)

Existing cash, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2020 was $18.3 million, as compared with $26.7 million at March 31, 2019.

For the year ended March 31, 2020, our cash provided by operating activities from continuing operations was $71.4 million, as compared with $68.2 million and $57.4 million for the years ended March 31, 2019 and 2018, respectively.

•Working capital provided cash for the year ended March 31, 2020 due to higher accounts payable and other current liabilities ($5.9 million) and lower prepaid expenses and other current assets ($4.0 million), mostly offset by higher accounts receivable ($8.0 million) and higher inventories ($1.7 million).
•Working capital used cash for the year ended March 31, 2019 due to higher inventories ($5.5 million), higher accounts receivable ($3.8 million), partially offset by higher accounts payable and other current liabilities ($5.7 million)..
•Working capital provided cash for the year ended March 31, 2018 due to lower prepaid expenses and other current assets ($17.8 million) and higher accounts payable and other current liabilities ($6.3 million), partially offset by higher accounts receivable ($2.7 million).

Cash flows used in investing activities from continuing operations during the year ended March 31, 2020 were $22.0 million as compared with $10.4 million and $3.0 million for the years ended March 31, 2019 and 2018, respectively.

•Capital expenditures during the years ended March 31, 2020, 2019 and 2018 were $11.4 million, $7.5 million and $5.5 million, respectively. Our capital expenditures have been focused on new product introductions, capacity expansion, enterprise resource planning systems, continuous improvement, automation and consolidation of manufacturing facilities.
•During the year ended March 31, 2020 we acquired Petersen for $11.8 million, during the year ended March 31, 2019 we acquired MSD for $10.1 million, and during the year ended March 31, 2018, we acquired Greco for $28.2 million, net of cash acquired, as discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Cash flows used in financing activities during the years ended March 31, 2020, 2019 and 2018 were $57.2 million, $39.3 million and $51.5 million, respectively. Cash outflows resulted from:

•Repayments on our lines of credit (as discussed in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report) of $28.1 million, $20.6 million and $49.2 million during the years ended March 31, 2020, 2019 and 2018, respectively.
•Repurchases of shares under our share repurchase programs (as discussed in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report) of $26.5 million, $45.6 million and $1.2 million during the years ended March 31, 2020, 2019 and 2018, respectively.
•Dividend payments of $8.1 million during the year ended March 31, 2020. No dividends were paid during the years ended March 31, 2019 or 2018.

Cash inflows resulted from borrowings on our Revolving Credit Facility of $7.5 million, $28.0 million and $0 during the years ended March 31, 2020, 2019 and 2018, respectively.

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

Financing

Credit Facilities

See Note 8 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our indebtedness. We were in compliance with all covenants contained in our Revolving Credit Facility as of March 31, 2020.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness. This agreement is more fully described in Note 10 to our consolidated financial statements included in Item 8 and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations for continuing operations at March 31, 2020 (in thousands):

	Payments due by Period (a)
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt obligations, principal	$561	$1,122	$1,122	$8,093	$10,898
Long-term debt obligations, interest	326	601	534	926	2,387
Operating lease obligations (b) (c)	3,766	6,800	5,367	4,963	20,896
Purchase obligations (d)	26,341	133	—	—	26,474
Total	$30,994	$8,656	$7,023	$13,982	$60,655

(a) The less than one-year category represents the year ended March 31, 2021, the 1-3 years category represents years ending March 31, 2022 and 2023, the 3-5 years category represents years ending March 31, 2024 and 2025 and the greater than five years category represents years ending March 31, 2026 and thereafter
(b) Sales taxes, value added taxes and goods and services taxes included as part of recurring lease payments, as well as variable maintenance and executory costs, are excluded from the amounts shown above.
(c) Operating lease and purchase obligations denominated in foreign currencies are projected based on the exchange rate in effect on March 31, 2020. Excludes amounts that have been eliminated in our consolidated financial statements.
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

Revenue Recognition

We recognize revenues to depict the transfer of control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Refer to Note 19 for further discussion. We recognize revenue when all of the following criteria have been met: (i) a contract with a customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price to the customer has been allocated to the performance obligations, and (v) performance obligations are satisfied, which are more fully described below.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for uncertain tax positions that may be subject to challenge by various taxing authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For the year ended March 31, 2020, we had a significant change in our uncertain tax position due to changes from settlements in the current and prior years, as well as the conclusion of the U.S. federal income tax examinations for the years ended March 31, 2017 and 2016. For the year ended March 31, 2020, we had a net decrease in our uncertain tax position of $1.4 million. This included settlements of $0.2 million, increases of $0.1 million and a release of $1.3 million in federal uncertain tax positions. The interest and penalties related to the uncertain tax position resulted in a reduction of $0.4 million in income tax expense. For the year ended March 31, 2019, we had an immaterial change in our uncertain tax position due to negligible changes from settlements in the current and prior years. For the year ended March 31, 2018, we had a net decrease in our uncertain tax position of $0.1 million. This included settlements of $0.7 million and an increase of $0.6 million. The interest and penalties related to the uncertain tax position resulted in a $0.3 million increase in income tax expense. Our liability for uncertain tax positions contains uncertainties as management is required to make assumptions and apply judgments to estimate exposures associated with our tax positions.

As of March 31, 2020, we are no longer under audit for our U.S. federal income tax returns for the years ended March 31, 2017 and 2016. The IRS audit adjustments are reflected in the provision for income taxes. We are under examination by the state of Illinois for the years ended March 31, 2018 and 2017.

While we believe we have adequately provided for any reasonably foreseeable outcome related to these matters, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Pension Benefits

Certain of our U.S. employees hired prior to January 1, 2015 participated in a qualified defined benefit pension plan (the “Qualified Plan”). The Qualified Plan was closed to any employees hired or re-hired on or after January 1, 2015. The Qualified Plan was amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015 and terminated in August 2019. The assets, liabilities and expenses we recognized and disclosures we made about plan actuarial and financial information were dependent on the assumptions and estimates used in calculating such amounts. The assumptions included factors such as discount rates, health care cost trend rates, inflation, expected rates of return on plan assets, retirement rates, mortality rates, turnover and other factors.

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

We also maintain a registered defined benefit pension plan (the "Canadian Plan") that covers all of our employees based at our facility in Alberta, Canada, which is not material to our consolidated financial position and results of operations.

The assumptions utilized to compute expense and benefit obligations are shown in Note 14 to our consolidated financial statements included in Item 8 of this Annual Report. These assumptions are assessed at least annually in consultation with independent actuaries as of March 31 and adjustments are made as needed. We evaluate prevailing market conditions, including appropriate rates of return, interest rates and medical inflation (health care cost trend) rates. We ensure that our significant assumptions are within the reasonable range relative to market data. The methodology to set our significant assumptions includes:

•Discount rates were estimated using high quality corporate bond yields with a duration matching the expected benefit payments. The discount rate is obtained from a universe of Aa-rated non-callable bonds across the full maturity spectrum to establish a weighted average discount rate. Our discount rate assumptions are impacted by changes in general economic and market conditions that affect interest rates on long-term high-quality debt securities, as well as the duration of our plans’ liabilities.
•The expected rates of return on plan assets were derived from reviews of asset allocation strategies, expected future experience for trust asset returns, risks and other factors adjusted for our specific investment strategy. These rates are impacted by changes in general market conditions, but because they are long-term in nature, short-term market changes do not significantly impact the rates. Changes to our target asset allocation also impacted these rates.

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

We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative assessments use an evaluation of events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, financial performance factors, entity specific events and changes in carrying value to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.

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

For purposes of completing the annual goodwill impairment test for year ended March 31, 2020, a qualitative assessment was utilized to assess the recoverability of goodwill for our reporting units. The qualitative assessments were performed using an evaluation of events and circumstances as noted above and did not indicate that it is more likely than not that the fair value of any reporting unit is less than its carrying amount, including goodwill. There were no goodwill impairment losses recognized for the years ended March 31, 2020, 2019 or 2018.

We have indefinite-lived intangible assets in the form of trademarks and license agreements. We review these intangible assets at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future projections and terminal value growth rate. These inputs are considered non-recurring level three inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded impairment losses on intangible assets (excluding those related to discontinued operations) of $1.0 million, $0 and $0 for the years ended March 31, 2020, 2019 and 2018, respectively.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of March 31, 2020, we had $0 in outstanding variable rate indebtedness, after consideration of the interest rate swap. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At March 31, 2020, we had an interest rate swap agreement that covered 100.0% of our $10.9 million of our total outstanding indebtedness. At March 31, 2020, we had $0 in unhedged variable rate indebtedness with a weighted average interest rate of 2.24%. Each quarter point change in interest rates would result in a change of less than $0.1 million in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net (losses) gains associated with foreign currency translation of $(2.3) million, $(2.0) million and $3.3 million for the years ended March 31, 2020, 2019 or 2018, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of $0.3 million, $0.4 million and $(0.4) million for the years ended March 31, 2020, 2019 or 2018, respectively, which are included in other income (expense), net on our consolidated statements of operations.

Based on a sensitivity analysis at March 31, 2020, a 10% change in the foreign currency exchange rates for the year ended March 31, 2020 would have impacted our income from continuing operations by less than 1%. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 20, 2020 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases on April 1, 2019 due to the adoption of Accounting Standards Codification 842, “Leases”.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas
May 20, 2020

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands, except per share amounts)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$18,338	$26,651
Accounts receivable, net	74,880	66,136
Inventories, net	53,753	51,429
Prepaid expenses and other current assets	3,074	7,030
Current assets, discontinued operations	—	21
Total current assets	150,045	151,267
Property, plant and equipment, net	57,178	53,639
Goodwill	91,686	86,295
Intangible assets, net	46,185	50,466
Other assets	24,151	10,965
Total assets	$369,245	$352,632

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,978	$19,024
Accrued and other current liabilities	36,607	29,426
Current portion of long-term debt	561	561
Current liabilities, discontinued operations	—	161
Total current liabilities	59,146	49,172
Long-term debt	10,337	30,898
Retirement benefits payable	1,879	1,978
Other long-term liabilities	21,142	6,114
Noncurrent liabilities, discontinued operations	—	784
Total liabilities	92,504	88,946
Equity:
Common shares, $0.01 par value	159	158
Shares authorized – 50,000
Shares issued – 16,055 and 16,001, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	48,327	46,633
Treasury shares, at cost (1,311 and 962 shares, respectively)	(75,377)	(49,964)
Retained earnings	315,078	277,588
Accumulated other comprehensive loss	(11,446)	(10,729)
Total equity	276,741	263,686
Total liabilities and equity	$369,245	$352,632
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(Amounts in thousands, except per share amounts)	2020	2019	2018
Revenues, net	$385,871	$350,155	$326,222
Cost of revenues	(208,821)	(188,785)	(178,282)
Gross profit	177,050	161,370	147,940
Selling, general and administrative expenses	(110,032)	(100,930)	(98,281)
Impairment expenses	(951)	—	—
Operating income	66,067	60,440	49,659
Interest expense, net	(1,331)	(1,442)	(2,317)
Other (expense) income, net	(7,135)	2,443	905
Income before income taxes	57,601	61,441	48,247
Provision for income taxes	(12,784)	(15,389)	(15,565)
Income from continuing operations	44,817	46,052	32,682
Income (loss) from discontinued operations, net of tax	1,061	(478)	(44,564)
Net income (loss)	$45,878	$45,574	$(11,882)

Basic earnings (loss) per common share:
Continuing operations	$2.98	$2.99	$2.09
Discontinued operations	0.07	(0.03)	(2.85)
Net income (loss)	$3.05	$2.96	$(0.76)

Diluted earnings (loss) per common share:
Continuing operations	$2.95	$2.96	$2.09
Discontinued operations	0.07	(0.03)	(2.85)
Net income (loss)	$3.02	$2.93	$(0.76)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
(Amounts in thousands)	2020	2019	2018
Net income (loss)	$45,878	$45,574	$(11,882)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,316)	(2,032)	3,295
Cash flow hedging activity, net of taxes of $266, $72 and $(162), respectively	(996)	(286)	294
Pension and other postretirement effects, net of taxes of $(682), $177 and $233, respectively	2,595	(936)	(629)
Other comprehensive (loss) income	(717)	(3,254)	2,960
Comprehensive income (loss)	$45,161	$42,320	$(8,922)
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2017	$157	$(1,011)	$38,701	$245,026	$(10,435)	$272,438
Adoption of ASU 2016-09	—	—	(506)	506	—	—
Share-based and other executive compensation	—	—	4,161	—	—	4,161
Stock activity under stock plans	1	(1,061)	328	—	—	(732)
Repurchase of common shares	—	(1,180)	—	—	—	(1,180)
Net loss	—	—	—	(11,882)	—	(11,882)
Other comprehensive loss, net of tax	—	—	—	—	2,960	2,960
Balance at March 31, 2018	$158	$(3,252)	$42,684	$233,650	$(7,475)	$265,765
Adoption of ASU 2016-09	—	—	—	(1,232)	—	(1,232)
Adoption of ASC 606	—	—	—	(692)	—	(692)
Adoption of ASU 2018-02	—	—	—	288	—	288
Share-based and other executive compensation	—	—	3,949	—	—	3,949
Stock activity under stock plans	—	(1,086)	—	—	—	(1,086)
Repurchase of common shares	—	(45,626)	—	—	—	(45,626)
Net income	—	—	—	45,574	—	45,574
Other comprehensive income, net of tax	—	—	—	—	(3,254)	(3,254)
Balance at March 31, 2019	$158	$(49,964)	$46,633	$277,588	$(10,729)	$263,686
Adoption of ASU 2016-02	—	—	—	(206)	—	(206)
Share-based and other executive compensation	—	—	5,074	—	—	5,074
Stock activity under stock plans	1	1,451	(3,432)	—	—	(1,980)
Repurchase of common shares	—	(26,864)	—	—	—	(26,864)
Net income	—	—	—	45,878	—	45,878
Dividends declared	—	—	52	(8,182)	—	(8,130)
Other comprehensive loss, net of tax	—	—	—	—	(717)	(717)
Balance at March 31, 2020	$159	$(75,377)	$48,327	$315,078	$(11,446)	$276,741
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(Amounts in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$45,878	$45,574	$(11,882)
Less: Income (loss) from discontinued operations, net of tax	1,061	(478)	(44,564)
Income from continuing operations	44,817	46,052	32,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,918	7,411	7,651
Amortization of intangible and other assets	6,927	6,425	7,282
Provision for inventory reserves	(28)	231	235
Provision for doubtful accounts	909	818	(457)
Share-based and other executive compensation	5,074	3,949	4,161
Net gain on disposals of property, plant and equipment	(833)	(4,320)	(70)
Pension plan termination expense	6,559	—	—
Net pension benefit	(121)	(416)	(1,062)
Impairment of intangible assets	951	—	—
Realized (unrealized) deferred taxes (Note 15)	—	10,419	(10,146)
Net deferred taxes	537	206	1,640
Changes in operating assets and liabilities:
Accounts receivable	(7,997)	(3,825)	(2,698)
Inventories	(1,653)	(5,537)	992
Prepaid expenses and other current assets	3,969	725	17,797
Other assets	29	920	(106)
Accounts payable and other current liabilities	5,884	5,704	6,263
Retirement benefits payable and other liabilities	(1,545)	(603)	(6,780)
Net cash provided by operating activities, continuing operations	71,397	68,159	57,384
Net cash used in operating activities, discontinued operations	(1,500)	(8,449)	(14,228)
Net cash provided by operating activities	69,897	59,710	43,156
Cash flows from investing activities:
Capital expenditures	(11,437)	(7,515)	(5,534)
Proceeds from sale of assets held for investment	—	3,905	547
Proceeds from sale of assets	1,292	3,295	92
Net change in bank time deposits	—	—	1,860
Cash paid for acquisitions	(11,837)	(10,100)	—
Net cash used in investing activities, continuing operations	(21,982)	(10,415)	(3,035)
Net cash provided by (used in) investing activities, discontinued operations	1,538	7,356	(1,510)
Net cash used in investing activities	(20,444)	(3,059)	(4,545)
Cash flows from financing activities:
Borrowings on lines of credit	7,500	28,000	—
Repayments of lines of credit	(28,061)	(20,561)	(49,187)
Payments of deferred loan costs	—	—	(421)
Purchase of treasury shares	(28,460)	(46,712)	(2,241)
Proceeds from stock option activity	—	—	328
Dividends paid to shareholders	(8,130)	—	—
Net cash used in financing activities	(57,151)	(39,273)	(51,521)
Effect of exchange rate changes on cash and equivalents	(615)	(2,433)	1,470
Net change in cash and cash equivalents	(8,313)	14,945	(11,440)
Cash and cash equivalents, beginning of period	26,651	11,706	23,146
Cash and cash equivalents, end of period	$18,338	$26,651	$11,706
Supplemental non-cash disclosure:
Cash paid during the year for interest	$1,165	$1,302	$2,118
Cash paid during the year for income taxes	8,873	2,888	9,673
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), sealants and high-performance specialty lubricants. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5®, KOPR-KOTE®, Kats Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze® and Greco®.

Our products are well-known in the specific industries we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial markets.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a pandemic. COVID-19 continues to spread throughout the world and has led certain countries or jurisdictions within them to restrict travel, social gatherings and certain types of business activity deemed to be "non-essential," which has created a sharp recessionary environment in the U.S. and around the globe and has led to a decline in demand in many end markets, including those we serve. Also, in March 2020, as a result of the weakened demand for crude oil resulting from the COVID-19 pandemic, and magnified by political tensions between several large crude oil-producing countries, there has been a substantial decline of and volatility in crude oil prices. Both factors had a negative impact on our revenues in the fiscal quarter ended March 31, 2020 and are expected to negatively impact our results in fiscal year 2021.

Our results of operations and financial condition will continue to be adversely impacted through the duration of the pandemic due to its effects on the economy and demand for our products and services. However, we cannot reasonably estimate the magnitude or length of the adverse impact due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic and (2) the extent of the potential short and long-term impact on our facilities and employees, customer demand and availability of materials through supply channels.

Basis of Presentation – The consolidated financial position, results of operations and cash flows included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Annual Report”) include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

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

Cash and Cash Equivalents – We consider all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. We maintain our cash and cash equivalents at financial institutions for which the combined account balances in individual institutions may exceed insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of insurance coverage. We had deposits in domestic banks of $11.7 million and $17.8 million at March 31, 2020 and 2019, respectively, and balances of $6.6 million and $8.8 million were held in foreign banks at March 31, 2020 and 2019, respectively.

Allowance for Doubtful Accounts – The allowance for doubtful accounts is established based on estimates of the amount of uncollectible accounts receivable, which is determined principally based upon the aging of the accounts receivable, but also customer credit history, industry and market segment information, economic trends and conditions and credit reports.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer credit issues, customer bankruptcies or general economic conditions may also impact our estimates. Credit risks are mitigated by the diversity of our customer base across different geographic regions and end markets.

Inventories and Related Reserves – Inventories are stated at the lower of cost or net realizable value and include raw materials, supplies, direct labor and manufacturing overhead. Cost is determined using the last-in, first-out (“LIFO”) method for valuing inventories at our primary domestic operations. Our foreign subsidiaries use either the first-in, first out method or the weighted average cost method to value inventory. Foreign inventories represent approximately 6% and 8% of total inventories as of March 31, 2020 and 2019, respectively.

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

If a reporting unit fails the qualitative assessment, then valuation models and other relevant data are used to estimate the reporting unit’s fair value. The valuation models require the input of subjective assumptions. We use an income approach for impairment testing of goodwill and indefinite-lived intangible assets, using a discounted cash flow method. Estimates of future revenue and expense are made for five years, growth estimates are made to calculate terminal value and a discount rate is used that approximates our weighted average cost of capital. We perform qualitative or quantitative assessments to test asset carrying values for impairment at January 31, which is the annual impairment testing date. Given current economic conditions, we updated our assessment as of March 31, 2020. No goodwill impairment loss was recognized as a result of the impairment tests for the years ended March 31, 2020, 2019 or 2018.

We have intangible assets consisting of patents, trademarks, customer lists and non-compete agreements. Definite-lived intangible assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In addition, we have other trademarks and license agreements that are considered to have indefinite lives. We review indefinite-lived intangible assets at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future projections and terminal value growth rate. These inputs are considered non-recurring Level III inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded an impairment of intangible assets of continuing operations of $1.0 million, $0 and $0 for the years ended March 31, 2020, 2019 and 2018, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property Held for Investment – One of our non-operating subsidiaries holds and manages certain non-operating properties. Properties are valued at lower of cost or market and disposed of as opportunities arise to maximize value.

Deferred Loan Costs – Deferred loan costs related to our credit facility, which are reported in other assets and consist of fees and other expenses associated with debt financing, are amortized over the term of the associated debt using the effective interest method.

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

Recurring fair value measurements are limited to investments in derivative instruments and assets held in defined benefit pension plans. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivative instruments are included in Note 10. The fair values of assets held in defined benefit pension plans are discussed in Note 14.

Leases – We determine if a contract is or contains a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. Right-of-Use (“ROU”) assets and lease liabilities are initially recognized at the commencement date based on the present value of remaining lease payments over the lease term calculated using our incremental borrowing rate, unless the implicit rate is readily determinable. ROU assets represent the right to use an underlying asset for the lease term, including any upfront lease payments made and excluding lease incentives. Lease liabilities represent the obligation to make future lease payments throughout the lease term. The lease term includes renewal periods when we are reasonably certain to exercise the option to renew. The ROU asset is amortized over the expected lease term. Lease and non-lease components, when present on our leases, are accounted for separately. Leases with an initial term of 12 months or less are excluded from recognition in the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our condensed consolidated income statements as the obligation is incurred. As of March 31, 2020, we did not have material leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition – We recognize revenues to depict the transfer of control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Refer to Note 19 for further discussion. We recognize revenue when all of the following criteria have been met: (i) a contract with a customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price to the customer has been allocated to the performance obligations, and (v) performance obligations are satisfied, which are more fully described below.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development ("R&D") – R&D costs are expensed as incurred. Costs incurred for R&D primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in R&D activities. R&D costs included in selling, general and administrative expense were $4.3 million, $4.3 million and $4.6 million for the years ended March 31, 2020, 2019 and 2018, respectively.

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

Unremitted Earnings – During the fiscal quarter ended March 31, 2019, we lifted our assertion that the earnings of our United Kingdom ("U.K.") and Australian subsidiaries were indefinitely invested outside of the U.S. We assert that the foreign earnings of the U.K. and Australian subsidiaries will be remitted to the U.S. through the payment of dividends. We still consider the earnings of our Canadian subsidiaries indefinitely invested outside the U.S. as we have needs for working capital in our Canadian entities and cash may be needed to fund potential Canadian acquisitions. No provision was made for taxes that may become payable upon distribution of our U.K. and Australian subsidiaries’ earnings. An actual repatriation in the future from these non-U.S. subsidiaries could still be subject to foreign withholding taxes and U.S. state taxes.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share – We use the two-class method of calculating earnings per share, which determines earnings per share for each class of common stock and participating security as if all earnings of the period had been distributed. If the holders of restricted stock awards are entitled to vote and receive dividends during the restriction period, unvested shares of restricted stock qualify as participating securities and, accordingly, are included in the basic computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation in Note 11 is prepared on a combined basis and is presented as earnings per common share. Diluted earnings per share is based on the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options.

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
•Specialty Chemicals includes pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations and degreasers and cleaners.

Intersegment sales and transfers are recorded at cost plus a profit margin, with the revenues and related margin on such sales eliminated in consolidation. We do not allocate interest expense, interest income or other income, net to our segments. Our corporate headquarters does not constitute a separate segment. The Eliminations and Other segment information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses primarily related to corporate functions and excess non-operating properties.

Discontinued Operations – During the third quarter of the fiscal year ended March 31, 2018, we committed to a plan to divest our Strathmore products business (the "Coatings business"). This determination resulted in the reclassification of the assets and liabilities comprising that business to assets held-for-sale, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Developments

Pronouncements Implemented

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)," which has been subsequently amended with additional ASUs including ASU No. 2018-10 and ASU No. 2018-11 issued in July 2018, and ASU No. 2018-20 issued in December 2018, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is permitted with certain practical expedients. Early adoption is permitted. We adopted this standard effective April 1, 2019, using the modified retrospective approach for leases existing at or entered into before the effective date. As such, the cumulative effect of the implementation has been recorded to the opening balance of retained earnings in the period of adoption and prior periods have not been adjusted. Upon adoption, we elected the package of three practical expedients permitted under the transition guidance, which include the carry forward of our leases without reassessing whether any contracts are leases or contain leases, lease classification and initial direct lease costs. We also elected the transition practical expedient to apply hindsight when determining the lease term and when assessing impairment of ROU assets at the adoption date, which allows us to update our assessments according to new information and changes in facts and circumstances that have occurred since lease inception. Adoption of this ASU resulted in recognition of ROU assets and lease liabilities of $16.9 million and $18.6 million, respectively, including leases classified as discontinued operations, as well as a net reduction to opening retained earnings of $0.2 million, at the date of adoption. Refer to Note 9 for details of the impact of the adoption of this ASU.

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

Pronouncements not yet implemented

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," as amended, which requires, among other things, the use of a new current expected credit loss ("CECL") model in order to determine our allowances for doubtful accounts with respect to accounts receivable. The CECL model requires that we estimate our lifetime expected credit loss with respect to our receivables and contract assets

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. We will also be required to disclose information about how we developed the allowances, including changes in the factors that influenced our estimate of expected credit losses and the reasons for those changes. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Our assessment of this ASU indicates it will not have a material impact on our consolidated financial condition and results of operations.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective immediately; however, it is only available through December 31, 2022. We are currently evaluating the potential impact of this ASU on our consolidated financial position and results of operations.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and. Economic Security ("CARES") Act, which, along with earlier issued Internal Revenue Service ("IRS") guidance, contains numerous provisions that may benefit us, including the deferral of certain taxes. The relevant tax implication impacting us is the correction of the technical glitch

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

introduced in the Tax Cuts and Jobs Act to provide for fifteen-year useful life and allow bonus depreciation for qualified improvement property. These changes were included in the fixed asset calculations for the tax year ending March 31, 2020, and we intend to amend the tax return for the year ending March 31, 2019 to include this effect. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 as it is issued.

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

3. DISCONTINUED OPERATIONS

During the quarter ended December 31, 2017, we commenced a sale process to divest our Coatings business to allow us to focus resources on our core growth platforms. Our Coatings business manufactures specialized industrial coatings products including urethanes, epoxies, acrylics and alkyds. As of December 31, 2017, the Coatings business met the held-for-sale criteria under ASC 360, "Property, Plant and Equipment," and accordingly, we have classified and accounted for the assets and liabilities of the Coatings business as held-for-sale in the accompanying consolidated balance sheets, and as discontinued operations, net of tax in the accompanying consolidated statements of operations and cash flows. We completed an initial assessment of the assets and liabilities of the Coatings business and recorded a $46.0 million impairment based on our best estimates as of the date of issuance of financial results for quarter ended December 31, 2017. No adjustments to previously recorded estimates have been made subsequently.

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

On March 17, 2020, we completed the sale of the last remaining real property owned by the Coatings business to an unrelated third party, the terms of which were not disclosed due to immateriality. The sale resulted in proceeds and a gain on disposal of $1.5 million due to write-downs of long-lived assets in prior periods. The last remaining asset of the Coatings

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business is a long-term lease that expires in March 2027. We have been unable to terminate the lease, but we have sub-let the property for the remainder of the lease term. As such, this lease has been moved back into continuing operations, effective March 31, 2020, and the related ROU assets and lease liabilities were reported as continuing operations as of March 31, 2020.

Summarized selected financial information for the Coatings business for the years ended March 31, 2020, 2019 and 2018, is presented in the following table (in thousands):

	Year Ended March 31,
	2020	2019	2018
Revenues, net	$—	$5,303	$23,153
Impairment expense	—	—	(46,007)
Gain (loss) from discontinued operations before income taxes	1,326	(774)	(61,164)
Income tax (expense) benefit	(265)	296	16,600
Gain (loss) from discontinued operations	$1,061	$(478)	$(44,564)

The assets and liabilities of discontinued operations are stated separately as of March 31, 2020 and 2019 in the consolidated balance sheets and are comprised of the following items (in thousands):

	March 31,
	2020	2019
Assets
Accounts receivable, net	$—	$—
Prepaid expenses and other current assets (a)	—	21
Total assets	$—	$21

Liabilities
Accounts payable, accrued expenses and other liabilities	$—	$945
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

4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended March 31, 2020 and 2019 were as follows (in thousands):

	Industrial Products	Specialty Chemicals	Total
Balance at April 1, 2018	$50,201	$31,563	$81,764
MSD acquisition	5,189	—	5,189
Currency translation	(658)	—	(658)
Balance at March 31, 2019	$54,732	$31,563	$86,295
Petersen acquisition	6,128	—	6,128
Currency translation	(737)	—	(737)
Balance at March 31, 2020	$60,123	$31,563	$91,686

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about out intangible assets for the years ended March 31, 2020 and 2019 (in thousands, except years):

		March 31, 2020		March 31, 2019
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,635	$(6,935)	$9,835	$(6,316)
Customer lists and amortized trademarks	12	62,806	(33,098)	60,065	(28,622)
Non-compete agreements	5	1,653	(1,494)	1,764	(1,066)
Other	8	5,219	(2,628)	4,808	(2,010)
		$79,313	$(44,155)	$76,472	$(38,014)
Trade names and trademarks not being amortized (a):		$11,027	$—	$12,008	$—
(a) In the fiscal quarter ended March 31, 2020, we recorded an impairment of $1.0 million on one of our unamortized trademarks in our Specialty Chemicals segment.

Amortization expense for the years ended March 31, 2020, 2019 and 2018 was $6.7 million, $6.2 million and $7.1 million, respectively. The following table presents the estimated future amortization of finite-lived intangible assets for the next five fiscal years ending March 31 (in thousands):

2021	$6,457
2022	5,525
2023	4,585
2024	3,831
2025	3,108

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

The final tranche of awards under the Spin-Off Compensation Plan vested on December 29, 2017. As a result, we did not recognize any executive compensation expense under the Spin-Off Compensation Plan in fiscal 2020 and 2019, nor will we in any future period. During the fiscal year ended March 31, 2018, we recorded total executive compensation expense for the cash incentive payments of $0.5 million for Mr. Armes and total stock compensation expense of $0.3 million.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SHARE-BASED COMPENSATION

We maintain the shareholder-approved 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors, as well as the issuance of conversion awards in connection with the Share Distribution discussed in Note 5. As of March 31, 2020, 770,546 shares were available for issuance under the 2015 Plan.

Additionally, in September 2015, in connection with the Spin-Off Compensation Plan and Share Distribution, we issued 510,447 shares of common stock to convert outstanding Capital Southwest equity-based awards to represent both Capital Southwest and CSWI equity-based awards. These conversion grants were issued on substantially the same terms and conditions as the prior Capital Southwest equity-based grants. We record ongoing compensation expense for share-based awards granted by CSWI to CSWI employees. For share-based awards granted by Capital Southwest to employees who are now employed by CSWI, all awards were fully vested and expensed as of March 31, 2019.

We recorded share-based compensation expense as follows for the years ended March 31, 2020, 2019 and 2018 (in thousands):

	Year Ended March 31, 2020
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$—	$5,074	$5,074
Related income tax benefit	—	(1,218)	(1,218)
Net share-based compensation expense	$—	$3,856	$3,856

	Year Ended March 31, 2019
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$19	$3,924	$3,943
Related income tax benefit	(5)	(942)	(947)
Net share-based compensation expense	$14	$2,982	$2,996

	Year Ended March 31, 2018
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$178	$3,482	$3,660
Related income tax benefit	(61)	(1,184)	(1,245)
Net share-based compensation expense	$117	$2,298	$2,415

Stock option activity, which represents outstanding CSWI awards resulting from conversion awards held by current and former Capital Southwest employees, was as follows:

	Year Ended March 31, 2020
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2019	231,717	$25.12
Exercised	(115,859)	24.93
Outstanding at March 31, 2020 (a)	115,858	$25.30	4.1	$4.6
Exercisable at March 31, 2020 (a)	115,858	$25.30	4.1	$4.6
(a) All remaining awards outstanding and exercisable at March 31, 2020 are held by employees of CSWI.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31, 2019
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2018	231,717	$25.12
Outstanding at March 31, 2019	231,717	$25.12	5.2	$7.5
Exercisable at March 31, 2019	231,717	$25.12	5.2	$7.5

No options were granted during the years ended March 31, 2020, 2019 and 2018, and all stock options were vested and recognized as of March 31, 2020. The intrinsic value of options exercised during the years ended March 31, 2020 and 2019 was $5.6 million and $0, respectively. Cash received for options exercised during the years ended March 31, 2020 and 2019 was $2.9 million and $0, respectively, and the tax benefit received was $1.2 million and $0, respectively. The total fair value of stock options vested during the years ended March 31, 2020, 2019 and 2018 was $0, $0.1 million and $0.2 million, respectively.

Restricted stock activity was as follows:

	Year Ended March 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2019	213,622	$45.42
Granted	91,577	71.10
Vested	(97,626)	37.63
Canceled	(5,107)	45.77
Outstanding at March 31, 2020 (a)	202,466	$60.78
(a) All remaining awards outstanding and exercisable at March 31, 2020 are held by employees of CSWI.

During the restriction period, the holders of restricted shares are entitled to vote and, except for conversion awards issued under the Spin-Off Compensation Plan discussed in Note 5, receive dividends. Unvested restricted shares outstanding as of March 31, 2020 and 2019 included 93,249 and 96,282 shares (at target), respectively, with performance-based vesting provisions, having vesting ranges from 0-200% based on pre-defined performance targets with market conditions. Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, but do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares. Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 31,758 and 28,091 awards with performance-based vesting provisions during the years ended March 31, 2020 and 2019, respectively, with a vesting range of 0-200%.

At March 31, 2020, we had unrecognized compensation cost related to unvested restricted shares of $7.0 million, which will be amortized into net income over the remaining weighted average vesting period of 1.9 years. The total fair value of restricted shares vested during the years ended March 31, 2020 and 2019 was $6.3 million and $3.9 million, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Accounts receivable, net consists of the following (in thousands):

	March 31,
	2020	2019
Accounts receivable trade	$72,601	$64,530
Other receivables	3,449	2,197
	76,050	66,727
Less: Allowance for doubtful accounts	(1,170)	(591)
Accounts receivable, net	$74,880	$66,136

Inventories, net consist of the following (in thousands):

	March 31,
	2020	2019
Raw materials and supplies	$20,935	$20,267
Work in process	6,076	6,483
Finished goods	33,771	31,876
Total inventories	60,782	58,626
Less: LIFO reserve	(4,816)	(5,027)
Less: Obsolescence reserve	(2,213)	(2,170)
Inventories, net	$53,753	$51,429

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,
	2020	2019
Land and improvements	$3,106	$3,106
Buildings and improvements	44,612	43,353
Plant, office and laboratory equipment	72,652	68,982
Construction in progress	8,163	3,746
	128,533	119,187
Less: Accumulated depreciation	(71,355)	(65,548)
Property, plant and equipment, net	$57,178	$53,639

Depreciation of property, plant and equipment was $7.9 million, $7.5 million and $7.7 million for the years ended March 31, 2020, 2019 and 2018, respectively. Of these amounts, cost of revenues includes $6.6 million, $6.1 million and $5.6 million, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following (in thousands):

	March 31,
	2020	2019
Right-of-use lease assets	$16,383	$—
Property held for investment (a)	6,819	6,857
Retirement assets in excess of benefit obligations	—	3,096
Other	949	1,012
Other assets	$24,151	$10,965
(a) As of March 31, 2020 and 2019, $5.9 million and $5.9 million in assets were held for sale, respectively, in the "Elimination and Other" segment.

Accrued and other current liabilities consist of the following (in thousands):

	March 31,
	2020	2019
Compensation and related benefits	$18,666	$17,354
Rebates and marketing agreements	6,409	4,631
Operating lease liabilities	3,056	—
Billings in excess of costs	2,892	2,337
Non-income taxes	750	675
Income taxes payable	529	750
Other accrued expenses	4,305	3,679
Accrued and other current liabilities	$36,607	$29,426

Other long-term liabilities consists of the following (in thousands):

	March 31,
	2020	2019
Operating lease liabilities	$15,179	$—
Deferred income taxes	3,848	3,256
Other	2,115	2,858
Other long-term liabilities	$21,142	$6,114

8. LONG-TERM DEBT AND COMMITMENTS

Debt consists of the following (in thousands):

	March 31,
	2020	2019
Revolving Credit Facility, interest rate of 2.24% and 3.74%, respectively	$—	$20,000
Whitmore term loan, interest rate of 2.99% and 4.50%, respectively	10,898	11,459
Total debt	10,898	31,459
Less: Current portion	(561)	(561)
Long-term debt	$10,337	$30,898

Revolving Credit Facility Agreement

On December 11, 2015, we entered into a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The agreement was amended on September 15, 2017 to allow for multi-currency borrowing with a $125.0 million sublimit and to extend the maturity date to September 15, 2022. The interest rate, financial covenants and

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all other material provisions of the Amended Credit Agreement were not materially changed by this amendment. Borrowings under this facility bear interest at the prime rate plus 0.25% or the London Interbank Offered Rate (“LIBOR”) plus 1.25%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Revolving Credit Facility is secured by substantially all of our assets. As of March 31, 2020 and 2019, we had $0 and $20.0 million, respectively, in outstanding borrowings under the Revolving Credit Facility, which reduced our borrowing capacity to $300.0 million and $280.0 million, respectively, inclusive of the accordion feature. The Revolving Credit Facility contains certain customary restrictive covenants, including a requirement to maintain a minimum fixed charge coverage of ratio of 1.25 to 1.00 and a maximum leverage ratio of Funded Debt to EBITDA (as defined in the agreement) of 3.00 to 1.00. Covenant compliance is tested quarterly and we were in compliance with all covenants as of March 31, 2020.
Whitmore Term Loan

As of March 31, 2020, Whitmore Manufacturing, LLC (one of our wholly-owned operating subsidiaries) had a secured term loan outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and R&D facility. The term loan matures on July 31, 2029, with payments of $140,000 due each quarter. Borrowings under the term loan bear interest at a variable annual rate equal to one-month LIBOR plus 2.0%. As of March 31, 2020 and 2019, Whitmore had $10.9 million and $11.5 million, respectively, in outstanding borrowings under the term loan. Interest payments under the Whitmore term loan are hedged under an interest rate swap agreement as described in Note 10.

Future Minimum Debt Payments

Future minimum debt payments are as follows for years ending March 31 (in thousands):

2021	$561
2022	561
2023	561
2024	561
2025	561
Thereafter	8,093
Total	$10,898

9. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 9 years, some of which include escalation clauses and/or options to extend or terminate the leases.

In October 2019, we terminated two operating leases and paid an early lease termination fee of $0.5 million. The loss on early termination is recorded in other income (expense), net as the leased properties were not used in our operations.

We do not currently have any financing lease arrangements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	March 31, 2020
Components of Operating Lease Expenses
Operating lease expense (a)	$3,524
Short-term lease expense (a)	225
Total operating lease expense	$3,749
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	March 31, 2020
Operating Lease Assets and Liabilities
ROU assets, net (a)	$16,383

Short-term lease liabilities (b)	$3,056
Long-term lease liabilities (b)	15,179
Total operating lease liabilities	$18,235
(a) Included in other assets
(b) Included in accrued and other current liabilities and other long-term liabilities, as applicable

(in thousands)	March 31, 2020
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$3,824
ROU assets obtained in exchange for new operating lease obligations	3,187
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	6.2
Weighted average discount rate (percent)	4.3%

Maturities of operating lease liabilities were as follows (in thousands):	(in thousands)
2021	$3,766
2022	3,751
2023	3,049
2024	2,819
2025	2,548
Thereafter	4,963
Total lease liabilities	$20,896
Less: Imputed interest	(2,661)
Present value of lease liabilities	$18,235

As discussed in Note 1, we elected the transition practical expedient to apply hindsight when determining the lease term at the new lease standard adoption date. The increase in lease liabilities at March 31, 2020, as compared with future obligations as of March 31, 2019, represents the renewal period options that we were reasonably certain to exercise as of the adoption date.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum obligations under operating leases in effect as of March 31, 2019 having a noncancellable term in excess of one year as determined prior to the adoption of the new lease standard are as follows for the fiscal years ending March 31 (in thousands):

2021	$3,048
2022	2,733
2023	1,645
2024	1,038
2024	921
Thereafter	1,010
Total future minimum lease payments	$10,395

10. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of March 31, 2020 and 2019, we had $10.9 million and $11.5 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At March 31, 2020, the maximum remaining length of any interest rate swap contract in place was approximately 9.3 years.

The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	March 31,
	2020	2019
Current derivative liabilities	$271	$56
Non-current derivative liabilities	1,492	443

The impact of changes in the fair value of interest rate swaps is included in Note 18.

Current derivative assets are reported in our consolidated balance sheets in prepaid expenses and other current assets. Current and non-current derivative liabilities are reported in our consolidated balance sheets in accrued and other current liabilities and other long-term liabilities, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the years ended March 31, 2020, 2019 and 2018:

	March 31,
(amounts in thousands, except per share data)	2020	2019	2018
Income from continuing operations	$44,817	$46,052	$32,682
Income (loss) from discontinued operations, net of tax	1,061	(478)	(44,564)
Net income (loss)	$45,878	$45,574	$(11,882)
Weighted average shares:
Common stock	14,928	15,257	15,671
Participating securities	111	157	—
Denominator for basic earnings per common share	15,039	15,414	15,671
Potentially dilutive securities (a)	167	118	—
Denominator for diluted earnings per common share	15,206	15,532	15,671

Basic earnings (loss) per common share:
Continuing operations	$2.98	$2.99	$2.09
Discontinued operations	0.07	(0.03)	(2.85)
Net income (loss)	$3.05	$2.96	$(0.76)

Diluted earnings (loss) per common share:
Continuing operations	$2.95	$2.96	$2.09
Discontinued operations	0.07	(0.03)	(2.85)
Net income (loss)	$3.02	$2.93	$(0.76)
(a) As a result of the net loss for the year ended March 31, 2018, we excluded 180,906 of unvested Restricted Shares from the calculation of diluted EPS due to their anti-dilutive effect. No shares were excluded as being anti-dilutive for the years ended March 31, 2020 or 2019.

12. SHAREHOLDERS' EQUITY

Share Repurchase Programs

On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over a two-year time period. We repurchased 629,659 and 26,544 shares of our common stock under this program during the years ended March 31, 2019 and 2018, respectively, for an aggregate amount of $33.8 million and $1.2 million, respectively. As of October 31, 2018, a total of 656,203 shares had been repurchased for an aggregate amount of $35.0 million, and the program was completed.

On November 7, 2018, we announced that our Board of Directors authorized a new program to repurchase up to $75.0 million of our common stock over a two-year time period. These shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. We repurchased 393,836 and 231,150 shares under the new program during the years ended March 31, 2020 and 2019, respectively, for an aggregate amount of $26.9 million and $11.8 million, respectively.

Dividends

On April 4, 2019, we announced we had commenced a dividend program and that our Board of Directors approved a regular quarterly dividend of $0.135 per share. Total dividends of $8.1 million were paid during the year ended March 31, 2020.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 9, 2020, we announced a quarterly dividend of $0.135 per share payable on May 13, 2020 to shareholders of record on May 1, 2020. Any future dividends at the existing $0.135 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors at its discretion.

13. FAIR VALUE MEASUREMENTS

The fair value of interest rate swaps discussed in Note 10 are determined using Level II inputs. The carrying value of our debt, included in Note 8, approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximated their fair values at March 31, 2020 and 2019 due to their short-term nature.

14. RETIREMENT PLANS

We had a frozen qualified defined benefit pension plan (the “Qualified Plan”) that covered certain of our U.S. employees. The Qualified Plan was previously closed to employees hired or re-hired on or after January 1, 2015, and it was amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015. Benefits were based on years of service and an average of the highest five consecutive years of compensation during the last ten years of employment. The funding policy of the Qualified Plan was to contribute annual amounts that are currently deductible for federal income tax purposes. No contributions were made during the years ended March 31, 2020, 2019 or 2018.

During the year ended March 31, 2018, we offered lump sum payments to terminated vested participants, representing approximately 16% of our liability. Approximately 67% of those participants accepted the lump sum offer for an aggregate payment of $7.3 million.

During the six months ended September 30, 2019, we offered lump sum payments to eligible active and terminated vested participants, representing approximately 42% of our remaining liability. Approximately 74% of those participants accepted the lump sum offer for an aggregate payment of $17.0 million in August 2019. We entered into an annuity purchase contract for the remaining liability in September 2019, and terminated the Qualified Plan effective September 30, 2019. The termination initially required an additional contribution of $0.5 million, which was paid in September 2019, and resulted in an overall termination charge of $7.0 million ($5.4 million, net of tax) recorded in other (expense) income, net, due primarily to the recognition of expenses that were previously included in accumulated other comprehensive loss and the recognition of additional costs associated with the annuity purchase contract. After the participant data for the annuity purchase contract was finalized in the fiscal fourth quarter ended March 31, 2020, the Qualified Plan had excess funds of $0.5 million, which were distributed into the Defined Contribution Plan discussed below.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are assumptions related to the Plans:

	March 31,
	2020	2019	2018
Assumptions used to determine benefit obligations:
Discount rate	3.6%	4.0%	4.0%
Rate of compensation increases (a)	3.0%	3.0%	3.0%
Assumptions used to determine net pension expense:
Discount rate	4.0%	4.0%	4.2%
Expected return on plan assets	4.8%	4.6%	6.2%
Rate of compensation increases (a)	3.0%	3.0%	3.0%
(a) Rate of compensation increase is no longer relevant to the Qualified Plan or Restoration Plan due to freezing benefit accruals. The rate of compensation increase on the Canadian Plan is $3.0%.

The factors used in determination of these assumptions are described in Note 1.

Net pension (benefit) expense for the Plans was:

	Year Ended March 31,
(in thousands)	2020	2019	2018
Service cost – benefits earned during the year	$71	$76	$58
Interest cost on projected benefit obligation	1,136	2,113	2,515
Expected return on assets	(1,361)	(2,656)	(3,927)
Net amortization and deferral	56	47	30
Settlement expense (a)	—	—	339
Pension plan termination (b)	6,472	—	—
Net pension benefit	$6,374	$(420)	$(985)
(a) Reflects lump-sum payments to terminated vested participants in the Qualified Plan.
(b) Reflects impact of the termination of the Qualified Plan.

The estimated prior service costs and the estimated net loss for the Plans that will be amortized from accumulated other comprehensive loss into pension expense in the year ended March 31, 2021 is $0 and $0.1 million, respectively.

The following is a summary of the changes in the Plans' pension obligations:

	March 31,
(in thousands)	2020	2019
Benefit obligation at beginning of year	$53,993	$54,461
Service cost	71	76
Interest cost	1,136	2,113
Actuarial gain (loss)	5,103	(116)
Benefits paid	(1,697)	(2,448)
Pension plan termination (a)	(54,605)	—
Currency translation impact	(121)	(93)
Benefit obligation at end of year	$3,880	$53,993
Accumulated benefit obligation	$3,690	$53,733
(a) Reflects impact of the termination of the Qualified Plan.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Plans' assets:

	March 31,
(in thousands)	2020	2019
Fair value of plan assets at beginning of year	$55,009	$55,675
Actual return on plan assets	3,093	1,647
Benefits paid	(1,591)	(2,342)
Company contributions	93	103
Pension plan termination (a)	(54,605)	—
Currency translation impact	(101)	(74)
Fair value of plan assets at end of year	$1,898	$55,009
(a) Reflects impact of the termination of the Qualified Plan.

We made no contributions to the Qualified Plan in the year ended March 31, 2020. We contributed $0.1 million to the Canadian Plan in the year ended March 31, 2020 and estimate that our contribution in the year ending March 31, 2021 will be $0.1 million.

The following summarizes the net pension asset for the Plans:

	March 31,
(in thousands)	2020	2019
Plan assets at fair value	$1,898	$55,009
Benefit obligation	(3,880)	(53,993)
(Unfunded) funded status	$(1,982)	$1,016

The following summarizes amounts recognized in the balance sheets for the Plans:

	March 31,
(in thousands)	2020	2019
Noncurrent assets	$—	$3,096
Current liabilities	(103)	(102)
Noncurrent liabilities	(1,879)	(1,978)
(Unfunded) funded status	$(1,982)	$1,016

The following table presents the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in the benefit obligation:

	March 31,
(in thousands)	2020	2019
Accumulated other comprehensive loss at beginning of year	$(3,466)	$(2,530)
Amortization of net loss	47	40
Amortization of prior service benefit (cost)	21	(5)
Pension plan termination (a)	2,516	—
Net loss arising during the year	(17)	(704)
Other adjustment (b)	—	(288)
Currency translation impact	28	21
Accumulated other comprehensive loss at end of year	$(871)	$(3,466)
(a) Reflects impact of the termination of the Qualified Plan, including changes in assumptions resulting from the termination.
(b) Other adjustments relate to changes in the effective tax rate.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recorded in accumulated other comprehensive loss consist of:

	March 31,
(in thousands)	2020	2019
Net prior service cost	$56	$35
Net loss	(927)	(3,501)
Accumulated other comprehensive loss	$(871)	$(3,466)

The Canadian Plan assets, which account for 100% of total assets, are invested in other investments, as described below. The target allocation for the Qualified Plan for the year ended March 31, 2019 was 0% - 5% equity securities and 95% - 100% for fixed income securities. The actual asset allocations for the Plans were as follows:

	March 31,
Asset category	2020	2019
Equity securities	—%	5%
Fixed income securities	—%	91%
Other	100%	4%
Cash and cash equivalents	—%	—%
Total	100%	100%

The Canadian Plan has investments of $1.9 million in a fund that invests in Canadian stocks, bonds and money market investments, as well as in U.S. and international stocks, which is considered to have Level II inputs in the fair value hierarchy. The remainder of the Plans’ assets were held in common/collective trusts, which seek to provide long-term capital appreciation by investing in a variety of stocks and are measured using net asset value ("NAV"), which is provided by the trustee and is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund less its liabilities. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Participant transactions (purchases and sales) may occur daily. Were the Qualified Plan to initiate a full redemption, the investment adviser reserves the right to temporarily delay withdrawal from the trust in order to ensure that securities liquidations will be carried out in an orderly business manner.

The following table summarizes the expected cash benefit payments for the Plans for fiscal years ending March 31 (in millions):

2021	$0.2
2022	0.2
2023	0.2
2024	0.2
2025	0.2
Thereafter	1.0

Defined Contribution Plan

Effective October 1, 2015, we began to sponsor a defined contribution plan covering substantially all of our U.S. employees. Employees may contribute to this plan, and these contributions are matched by us up to 6.0% of eligible earnings. Additionally, we contribute 3.0% of eligible earnings to employees regardless of their level of participation in the plan, which is discretionary and subject to adjustment based on profitability. Effective January 1, 2017, the 3.0% discretionary contribution is contributed following the end of the calendar year. Contributions to the defined contribution plan were $4.0 million and $3.4 million for the years ended March 31, 2020 and 2019, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recorded total contributions to the ESOP of $3.2 million, $1.6 million and $1.6 million during the years ended March 31, 2020, 2019 and 2018, respectively, based on performance in the prior year. During the year ended March 31, 2020, $3.8 million was recorded to expense based on performance in the year ended March 31, 2020 and is expected to be contributed to the ESOP during the year ending March 31, 2021.

The ESOP held 718,646 and 768,691 shares of CSWI common stock as of March 31, 2020 and 2019, respectively.

15. INCOME TAXES

Income from continuing operations before income taxes was comprised of the following (in thousands):

	Year Ended March 31,
	2020	2019	2018
U.S. Federal	$53,946	$53,375	$42,898
Foreign	3,655	8,066	5,349
Income before income taxes	$57,601	$61,441	$48,247

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense consists of the following (in thousands):

For the year ended:	Current	Deferred	Total
March 31, 2020
U.S. Federal	$8,466	$673	$9,139
State and local	1,999	(100)	1,899
Foreign	1,968	(222)	1,746
Provision for income taxes	$12,433	$351	$12,784
March 31, 2019
U.S. Federal	$10,298	$644	$10,942
State and local	2,729	(280)	2,449
Foreign	1,881	117	1,998
Provision for income taxes	$14,908	$481	$15,389
March 31, 2018
U.S. Federal	$9,083	$1,915	$10,998
State and local	3,281	398	3,679
Foreign	1,303	(415)	888
Provision for income taxes	$13,667	$1,898	$15,565

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rates of 21.0%, 21.0% and 31.5% to income from continuing operations before income taxes as a result of the following (in thousands):

	Year Ended March 31,
	2020	2019	2018
Computed tax expense at statutory rate	$12,096	$12,903	$15,198
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefits	1,943	2,222	1,304
Amended return items (pension and foreign withholding)	975	—	—
IRS audit adjustments	502	—	—
GILTI and Section 250 Deduction	124	749	—
Foreign rate differential	84	302	(414)
Uncertain tax positions	(1,615)	244	269
Other permanent differences	(546)	(276)	(520)
Foreign tax credits	(479)	(1,123)	—
Domestic production activity deduction	—	—	(1,238)
Impact of reduction of federal tax rate	—	—	(1,011)
Federal repatriation tax, net of tax credit	—	—	1,891
Other, net	(300)	368	86
Provision for income taxes continuing operations	$12,784	$15,389	$15,565

The effective tax rates for the years ended March 31, 2020, 2019 and 2018 were 22.2%, 25.0% and 32.3%, respectively. The current year tax rate was lower as compared with the prior years as a result of a decrease in uncertain tax positions, decreased return to provision adjustments and increased vesting of stock-based compensation awards. Other items impacting the effective tax rate include adjustments for the closing of the IRS audit for tax year ended March 31, 2017, foreign withholding tax paid during the tax year ended March 31, 2020 for prior year periods, and the reversal of a pension adjustment related to a former wholly-owned subsidiary for the tax period ended September 30, 2015, in which the statue of limitations expired.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below (in thousands):

	March 31,
	2020	2019
Deferred tax assets:
Operating lease liabilities	$4,380	$—
Accrued compensation	3,997	3,683
Impairment	386	764
Pension and other employee benefits	362	1,013
Inventory reserves	197	120
Net operating loss carryforwards	145	149
Accrued expenses	141	86
Foreign tax credit carry-forward	40	—
Other, net	934	239
Deferred tax assets	10,582	6,054
Valuation allowance	(145)	(64)
Deferred tax assets, net of valuation allowance	10,437	5,990
Deferred tax liabilities:
Goodwill and intangible assets	(5,740)	(4,801)
Property, plant and equipment	(4,444)	(4,059)
Operating lease - ROU assets	(3,943)	—
Other, net	(158)	(386)
Deferred tax liabilities	(14,285)	(9,246)
Net deferred tax liabilities	$(3,848)	$(3,256)

As the assets and liabilities of our discontinued Coatings business discussed in Note 3 reside in a disregarded entity for tax purposes, the tax attributes associated with the operations of our Coatings business ultimately flow through to our corporate parent, which files a consolidated federal return. Therefore, corresponding deferred tax assets or liabilities expected to be substantially realized by our corporate parent have been reflected above as assets of our continuing operations and have not been allocated to the balances of assets or liabilities of our discontinued operations disclosed in Note 3. The statement of cash flows reflects the impact of the deferred taxes related to the disregarded entity in a line captioned “Realized (unrealized) deferred taxes."
As of March 31, 2020 and 2019, we had $0 and $0.1 million, respectively, in tax effected net operating loss carryforwards, net of valuation allowances. Net operating loss carryforwards will expire in periods beyond the next 5 years.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	March 31,
	2020	2019
Balance at beginning of year	$1,910	$1,879
Increases related to prior year tax positions	—	43
Decreases related to prior year tax positions	(1,304)	—
Increases related to current year tax positions	64	28
Settlement	(172)	(40)
Balance at end of year	$498	$1,910

Due to the significant decrease in our uncertain tax positions for the year ended March 31, 2020, we accrued an immaterial amount of interest and penalties during the tax year. We accrued interest and penalties on uncertain tax positions of $0.1 million and $0.1 million, respectively, for the year ended March 31, 2019. The decreases represent tax positions permitted as a result of the conclusion of the U.S. federal income tax examination for the years ended March 31, 2017 and 2016. We are under examination by the state of Illinois for the years ended March 31, 2018 and 2017. Our federal income tax returns for the years ended March 31, 2019 and 2018 remain subject to examination.  Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

16. RELATED PARTY TRANSACTIONS

We had no related party fees in either of the years ended March 31, 2020 or 2019. We paid $0.1 million in consulting fees in the year ended March 31, 2018 to a company owned by a member of our board of directors. The consulting agreement under which these fees were paid was terminated effective March 31, 2018.

17. CONTINGENCIES

From time to time, we are involved in various claims and legal actions which arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands).

	March 31,
	2020	2019
Currency translation adjustments:
Balance at beginning of period	$(6,869)	$(4,837)
Foreign currency translation adjustments	(2,316)	(2,032)
Balance at end of period	$(9,185)	$(6,869)
Interest rate swaps:
Balance at beginning of period	$(394)	$(108)
Unrealized losses, net of taxes of $285 and $89, respectively (a)	(1,069)	(335)
Reclassification of losses included in interest expense, net of taxes of $(19) and $(17), respectively	73	65
Other adjustments (c)	—	(16)
Other comprehensive loss	(996)	(286)
Balance at end of period	$(1,390)	$(394)
Defined benefit plans:
Balance at beginning of period	$(3,466)	$(2,530)
Amortization of net prior service cost (benefit), net of taxes of $(6) and $1, respectively (b)	21	(5)
Amortization of net loss, net of taxes of $(12) and $(11), respectively (b)	47	40
Net gain arising during the year, net of taxes of $5 and $187, respectively	(17)	(704)
Pension plan termination, net of taxes of $(669) and $0, respectively	2,516	—
Other adjustments (c)	—	(288)
Currency translation impact	28	21
Other comprehensive loss (gains)	2,595	(936)
Balance at end of period	$(871)	$(3,466)
(a) Unrealized gains are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of less than $0.3 million, net of deferred taxes, over the next twelve months related to a designated cash flow hedge based on its fair value as of March 31, 2020.
(b) Amortization of prior service costs and actuarial losses out of accumulated other comprehensive loss are included in the computation of net periodic pension expense. See Note 14 for additional information.
(c) The other adjustments relate to changes in the effective tax rate.

19. REVENUE RECOGNITION

We conduct our operations in two reportable segments: Industrial Products and Specialty Chemicals. With the adoption of ASC Topic 606, we have concluded that the disaggregation of revenues that would be most useful in understanding the nature, timing and extent of revenue recognition is the breakout of build-to-order and book-and-ship, as defined below:

Build-to-order products are architecturally-specified building products generally sold into the construction industry. Revenue generated from sales of products under build-to-order transactions are currently reflected in the results of our Industrial Products Segment. Occasionally, our built-to-order business lines enter into arrangements for the delivery of a customer-specified product and the provision of installation services. These orders are generally negotiated as a package and are commonly subject to retainage by the customer, which means the final 10% of the transaction price, when applicable, is not collectible until the overall construction project into which our products are incorporated is complete. The lead times for transfer to the customer can be up to 12 weeks. Revenue for goods is recognized at a point in time, but installation services are recognized over time as those services are performed. Installation services represented approximately 2% of total consolidated revenue for the year ended March 31, 2020.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Year Ended March 31, 2020
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$82,357	$—	$82,357
Book-and-ship	152,538	150,976	303,514
Net revenues	$234,895	$150,976	$385,871

	Year Ended March 31, 2019
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$69,564	$—	$69,564
Book-and-ship	136,367	144,223	280,590
Net revenues	$205,931	$144,223	$350,154

	Year Ended March 31, 2018
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$65,108	$—	$65,108
Book-and-ship	121,375	139,735	261,110
Net revenues	$186,483	$139,735	$326,218

Contract liabilities, which are included in accrued and other current liabilities in our consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2019	$2,337
Revenue recognized during the period	(1,935)
Transfer of project costs in excess of billings	—
New contracts during the period	2,490
Balance at March 31, 2020	$2,892

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. SEGMENTS

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

Year Ended March 31, 2020
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$234,895	$150,976	$385,871	$—	$385,871
Operating income	55,725	24,691	80,416	(14,349)	66,067
Depreciation and amortization	6,573	7,569	14,142	702	14,844

In the fiscal quarter ended March 31, 2020, we recorded an impairment of $1.0 million on one of our unamortized trademarks in our Specialty Chemicals segment.

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

TOTAL ASSETS
(Amounts in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
March 31, 2020	$205,518	$138,855	$344,373	$24,872	$369,245
March 31, 2019	187,680	137,587	325,267	27,365	352,632
March 31, 2018	170,847	143,733	314,580	26,236	340,816

Geographic information – We attribute revenues to different geographic areas based on the destination of the product or service delivery. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes. No individual country, except for the U.S., accounted for more than 10% of consolidated net revenues or total long-lived assets.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and long-lived assets by geographic area are as follows (in thousands, except percent data):

	Year Ended March 31,
	2020		2019		2018
U.S.	$323,000	83.7%	$286,545	81.8%	$268,201	82.2%
Non-U.S. (a)	62,871	16.3%	63,610	18.2%	58,021	17.8%
Revenues, net	$385,871	100.0%	$350,155	100.0%	$326,222	100.0%
(a) No individual country within this group represents 10% or more of consolidated totals for any period presented.

	Year Ended March 31,
	2020		2019		2018
U.S.	$196,679	89.7%	$176,935	87.9%	$178,010	86.6%
Non-U.S.	22,521	10.3%	$24,430	12.1%	27,603	13.4%
Long-lived assets (a)	$219,200	100.0%	$201,365	100.0%	$205,613	100.0%
(a) Long-lived assets consist primarily of property, plant and equipment, intangible assets, goodwill and other assets, net of deferred taxes.

Major customer information – We have a large number of customers across our locations and do not believe that we have sales to any individual customer that represented 10% or more of consolidated net revenues for any of the fiscal years presented.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly data for the years ended March 31, 2020 and 2019 (amounts in millions, except per share data):

	Year Ended March 31, 2020
Quarter	4th	3rd	2nd	1st
Revenues, net	$98.6	$83.7	$101.3	$102.3
Gross profit	44.8	37.7	47.4	47.2
Income before income taxes	16.0	9.4	12.5	19.7
Income from continuing operations	13.4	7.3	8.8	15.3
Income (loss) from discontinued operations, net	1.2	—	—	(0.1)
Net income	14.6	7.3	8.8	15.2
Basic earnings (loss) per common share (a):
Continuing operations	$0.89	$0.48	$0.59	$1.02
Discontinued operations	0.08	—	(0.01)	(0.01)
Net income	$0.97	$0.48	$0.58	$1.01

Diluted earnings (loss) per common share (a):
Continuing operations	$0.88	$0.48	$0.58	$1.01
Discontinued operations	0.08	—	—	(0.01)
Net income	$0.96	$0.48	$0.58	$1.00

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31, 2019
Quarter	4th	3rd	2nd	1st
Revenues, net	$91.5	$77.5	$91.6	$89.6
Gross profit	42.9	34.2	42.2	42.1
Income before income taxes	16.9	9.5	16.9	18.1
Income from continuing operations	13.6	6.0	12.5	14.0
Loss from discontinued operations, net	0.1	(1.0)	2.7	(2.3)
Net income	13.7	5.0	15.2	11.7
Basic earnings (loss) per common share (a):
Continuing operations	$0.90	$0.39	$0.80	$0.89
Discontinued operations	0.01	(0.06)	0.18	(0.15)
Net income	$0.91	$0.33	$0.98	$0.74

Diluted earnings (loss) per common share (a):
Continuing operations	$0.90	$0.39	$0.79	$0.88
Discontinued operations	0.01	(0.07)	0.18	(0.15)
Net income	$0.91	$0.32	$0.97	$0.73
(a) Net earnings per common share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.
Significant pre-tax adjustments recorded in the quarter ended March 31, 2020 included a trademark impairment ($1.0 million). Significant pre-tax adjustments recorded in the quarter ended March 31, 2019 included gains on sales of non-operating assets ($1.5 million).

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2020, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020 as required by Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of March 31, 2020, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of March 31, 2020, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of March 31, 2020, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2020, and our report dated May 20, 2020 expressed an unqualified opinion on those financial statements.

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
May 20, 2020

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2020.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2020.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2020.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2020.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2020.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	35
CSW Industrials, Inc. Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2020 and 2019	36
For each of the three years in the period ended March 31, 2020:
Consolidated Statements of Operations	37
Consolidated Statements of Comprehensive (Loss) Income	37
Consolidated Statements of Equity	38
Consolidated Statements of Cash Flows	39
Notes to Consolidated Financial Statements	40
(2) Financial Statement Schedules
None.
(3) Exhibits

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2018)
3.2	Amended and Restated Bylaws of the Company, adopted and effective August 14, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2018)
4.1*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.
10.1
First Amended and Restated Credit Agreement, dated as of September 15, 2017, by and among CSW Industrials Holdings, Inc., Whitmore Manufacturing, LLC, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2017)

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed on August 28, 2015)
10.3
Amended and Restated CSW Industrials, Inc. 2015 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 12, 2016) +

10.4
Employment agreement by and between CSW Industrials, Inc. and Joseph Armes, dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +

10.5	Form of Employee Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)+
10.6	Form of Employee Time Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)+
10.7
Form of Employee Performance Share Award Form of Employee Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 8, 2019) +

10.8	Form of Non-Employee Director Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)+
10.9
Form of Non-Qualified Stock Option Right Award Agreement (executive compensation plan – replacement award agreement) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +

10.10	CSW Industrials, Inc. Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016) +
21.1*	List of subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Management contracts and compensatory plans required to be filed as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 20, 2020	CSW INDUSTRIALS, INC.

	By:	/s/ Joseph B. Armes
Joseph B. Armes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph B. Armes	Chief Executive Officer	May 20, 2020
Joseph B. Armes	(Principal Executive Officer)

/s/ Greggory W. Branning	Chief Financial Officer	May 20, 2020
Greggory W. Branning	(Principal Financial and Accounting Officer)

/s/ Michael R. Gambrell	Director	May 20, 2020
Michael R. Gambrell

/s/ Terry L. Johnston	Director	May 20, 2020
Terry L. Johnston

/s/ Linda A. Livingstone	Director	May 20, 2020
Linda A. Livingstone, Ph.D.

/s/ William F. Quinn	Director	May 20, 2020
William F. Quinn

/s/ Robert M. Swartz	Director	May 20, 2020
Robert M. Swartz

/s/ J. Kent Sweezey	Director	May 20, 2020
J. Kent Sweezey

/s/ Debra L. von Storch	Director	May 20, 2020
Debra L. von Storch