Form 10-Q
period 2020-06-30
CSW INDUSTRIALS, INC.
filed 2020-08-03
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 28, 2020, there were 14,716,216 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands, except per share amounts)	2020	2019
Revenues, net	$90,964	$102,333
Cost of revenues	(48,212)	(55,098)
Gross profit	42,752	47,235
Selling, general and administrative expenses	(26,499)	(26,914)
Operating income	16,253	20,321
Interest expense, net	(318)	(501)
Other expense, net	(307)	(87)
Income before income taxes	15,628	19,733
Provision for income taxes	(3,668)	(4,389)
Income from continuing operations	11,960	15,344
Loss from discontinued operations, net of tax	—	(140)
Net income	$11,960	$15,204

Basic earnings (loss) per common share:
Continuing operations	$0.81	$1.02
Discontinued operations	—	(0.01)
Net income	$0.81	$1.01

Diluted earnings (loss) per common share:
Continuing operations	$0.81	$1.01
Discontinued operations	—	(0.01)
Net income	$0.81	$1.00
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2020	2019
Net income	$11,960	$15,204
Other comprehensive income (loss):
Foreign currency translation adjustments	1,338	258
Cash flow hedging activity, net of taxes of $15 and $79, respectively	(55)	(297)
Pension and other postretirement effects, net of taxes of $1 and $1, respectively	(4)	(4)
Other comprehensive income (loss)	1,279	(43)
Comprehensive income	$13,239	$15,161
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share amounts)	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$19,687	$18,338
Accounts receivable, net of allowance for expected credit losses of $894 and $1,170, respectively	71,490	74,880
Inventories, net	59,441	53,753
Prepaid expenses and other current assets	2,816	3,074
Total current assets	153,434	150,045
Property, plant and equipment, net of accumulated depreciation of $73,325 and $71,355, respectively	57,124	57,178
Goodwill	92,080	91,686
Intangible assets, net	44,777	46,185
Other assets	23,942	24,151
Total assets	$371,357	$369,245

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,288	$21,978
Accrued and other current liabilities	30,104	36,607
Current portion of long-term debt	561	561
Total current liabilities	53,953	59,146
Long-term debt	10,197	10,337
Retirement benefits payable	1,868	1,879
Other long-term liabilities	21,329	21,142
Total liabilities	87,347	92,504
Equity:
Common shares, $0.01 par value	160	159
Shares authorized – 50,000
Shares issued – 16,117 and 16,055, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	50,182	48,327
Treasury shares, at cost (1,398 and 1,311 shares, respectively)	(81,207)	(75,377)
Retained earnings	325,042	315,078
Accumulated other comprehensive loss	(10,167)	(11,446)
Total equity	284,010	276,741
Total liabilities and equity	$371,357	$369,245
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2020	$159	$(75,377)	$48,327	$315,078	$(11,446)	$276,741
Share-based compensation	—	—	1,328	—	—	1,328
Stock activity under stock plans	1	(1,670)	(1)	—	—	(1,670)
Repurchase of common shares	—	(7,291)	—	—	—	(7,291)
Reissuance of treasury shares	—	3,131	516	—	—	3,647
Net income	—	—	—	11,960	—	11,960
Dividends declared	—	—	12	(1,996)		(1,984)
Other comprehensive income, net of tax	—	—	—	—	1,279	1,279
Balance at June 30, 2020	$160	$(81,207)	$50,182	$325,042	$(10,167)	$284,010

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2019	$158	$(49,964)	$46,633	$277,588	$(10,729)	$263,686
Share-based compensation	—	—	1,213	—	—	1,213
Stock activity under stock plans	1	(793)	—	—	—	(792)
Adoption of ASC 842 Leases	—	—	—	(400)	—	(400)
Net income	—	—	—	15,204	—	15,204
Dividends declared	—	—	—	(2,041)		(2,041)
Other comprehensive loss, net of tax	—	—	—		(43)	(43)
Balance at June 30, 2019	$159	$(50,757)	$47,846	$290,351	$(10,772)	$276,827

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2020	2019
Cash flows from operating activities:
Net income	$11,960	$15,204
Less: Loss from discontinued operations	—	(140)
Income from continuing operations	11,960	15,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,877	2,319
Amortization of intangible and other assets	1,711	1,760
Provision for inventory reserves	854	194
Provision for doubtful accounts	312	274
Share-based and other executive compensation	1,328	1,213
Net pension benefit	40	(97)
Net deferred taxes	422	(95)
Changes in operating assets and liabilities:
Accounts receivable	3,315	(4,799)
Inventories	(6,458)	(2,159)
Prepaid expenses and other current assets	471	4,627
Other assets	(149)	37
Accounts payable and other current liabilities	(1,515)	(8,936)
Retirement benefits payable and other liabilities	(22)	(17)
Net cash provided by operating activities, continuing operations	14,146	9,665
Net cash used in operating activities, discontinued operations	—	(255)
Net cash provided by operating activities	14,146	9,410
Cash flows from investing activities:
Capital expenditures	(1,837)	(2,226)
Cash paid for acquisitions	—	(11,500)
Net cash used in investing activities, continuing operations	(1,837)	(13,726)
Net cash provided by investing activities, discontinued operations	—	—
Net cash used in investing activities	(1,837)	(13,726)
Cash flows from financing activities:
Borrowings on line of credit	10,000	7,500
Repayments of line of credit and term loan	(10,140)	(17,140)
Purchase of treasury shares	(9,346)	(793)
Dividends	(1,985)	(2,028)
Net cash used in financing activities	(11,471)	(12,461)
Effect of exchange rate changes on cash and equivalents	511	354
Net change in cash and cash equivalents	1,349	(16,423)
Cash and cash equivalents, beginning of period	18,338	26,651
Cash and cash equivalents, end of period	$19,687	$10,228
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two business segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing and life safety solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), building products and high-performance specialty lubricants and sealants. Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to our professional end-use customers that place a premium on superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5®, KOPR-KOTE®, Kats Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze® and Greco®.

Our products are well-known in the specific industries we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial markets.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a pandemic. COVID-19 continues to spread throughout the world and has led certain countries or jurisdictions within them to restrict travel, social gatherings and certain types of business activity deemed to be "non-essential," which has created a recessionary environment in the U.S. and around the globe and has led to a decline in demand in many end markets, including several that we serve. Also, in March 2020, as a result of the weakened demand for crude oil resulting from the COVID-19 pandemic, and magnified by political tensions between several large crude oil-producing countries, there was a substantial decline in crude oil prices magnified by significant volatility that has continued to date. Both factors had a negative impact on our revenues in the fiscal quarter ended June 30, 2020, as compared with the same quarter in fiscal year 2020, and are expected to negatively impact our results in the balance of fiscal year 2021.

We expect our results of operations and financial condition to continue to be adversely impacted as compared with the prior year through the duration of the pandemic due to its effects on the economy and demand for our products and services. However, we cannot reasonably estimate the magnitude or length of the adverse impact due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic and (2) the extent of the potential short and long-term impact on our facilities and employees, customer demand and availability of materials through supply channels.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (“Quarterly Report”) include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of June 30, 2020, and the results of operations for the three month periods ended June 30, 2020 and 2019. All adjustments are of a normal, recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CSWI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the “Annual Report”).

Accounting Policies

We have consistently applied the accounting policies described in our Annual Report in preparing these condensed consolidated financial statements.  We have not made any changes in significant accounting policies disclosed in the Annual Report, with the exception of the expected credit loss accounting policy described below as a result of adopting the new expected credit loss standard.

Current Expected Credit Losses ("CECL") - We record an allowance for credit losses on trade receivables that, when deducted from the gross trade receivables balance, presents the net amount expected to be collected. We estimate the allowance based on an aging schedule and according to historical losses as determined from our billings and collections history. This may be adjusted after consideration of customer-specific factors such as financial difficulties, liquidity issues or insolvency, as well as both current and forecasted macroeconomic conditions as of the reporting date. We adjust the allowance and recognize credit losses in the income statement each period. Trade receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible. Subsequent recoveries of amounts previously written off are reflected as a reduction to periodic credit losses in the income statement. Our allowance for expected credit losses for short-term receivables as of June 30, 2020 was $0.9 million, compared to $1.2 million as of March 31, 2020. The three months activity included $0.3 million for current period adjustments.

Accounting Developments

Pronouncements Implemented

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." The ASU requires, among other things, the use of a new current expected credit loss model in order to determine an allowance for credit losses with respect to financial assets and instruments held. The CECL model requires that we estimate the lifetime of an expected credit loss for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. On April 1, 2020 we adopted the ASU on a prospective basis to determine our allowance for credit losses in accordance with the requirements of Topic 326, and we modified our accounting policy and processes to facilitate this approach. Our primary exposure to financial assets that are within the scope of CECL are trade receivables. Our adoption of ASU No. 2016-13 effective April 1, 2020 did not have a material impact on our condensed consolidated financial condition and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendments of the ASU modify the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosure requirements for assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to the financial statements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures were adopted on a retrospective basis and the new disclosures were adopted on a prospective basis. Our adoption of ASU No. 2018-13 effective April 1, 2020 did not impact our disclosures.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The ASU addresses how entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract. Per the amendments of the ASU, implementation costs incurred in a cloud computing arrangement that is a service contract should be accounted for in the same manner as implementation costs incurred to develop or obtain software for internal use as prescribed by guidance in ASC 350-40. The ASU requires that implementation costs incurred in a cloud computing arrangement be capitalized rather than expensed. Further, the ASU specifies the method for the amortization of costs incurred during implementation, and the manner in which the unamortized portion of these capitalized implementation costs should be evaluated for impairment. The ASU also provides guidance on how to present such implementation costs in the financial statements and also creates additional disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2019. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Our adoption of ASU No. 2018-15 effective April 1, 2020 did not have an impact on our condensed consolidated financial condition and results of operations.

Pronouncements not yet implemented

In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans," which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. The amendments are effective for fiscal years ending after December 15, 2020 and the amendments should be applied retrospectively to all periods presented. We are currently evaluating the impact of ASU No. 2018-14 and we anticipate that our adoption of this ASU will not have a material impact on our disclosures due to the termination of our U.S. pension plan in the prior year.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes: Simplifying the Accounting for Income Taxes." The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and adding some requirements regarding franchise (or similar) tax, step-ups in a business combination, treatment of entities not subject to tax and when to apply enacted changes in tax laws. This ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. Early adoption is permitted. Our initial assessment of this ASU indicates it will not have a material impact on our consolidated financial condition and results of operations, but our assessment has not been completed.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and. Economic Security ("CARES") Act, which, along with earlier issued Internal Revenue Service ("IRS") guidance, contains numerous provisions that may benefit us, including the deferral of certain taxes. The relevant tax implication impacting us is the correction of a technical issue introduced in the Tax Cuts and Jobs Act to provide for fifteen-year useful life and allow bonus depreciation for qualified improvement property. These changes were included in the fixed asset calculations for the tax year ending March 31, 2020, and we amended the tax return for the year ending March 31, 2019 to include this effect. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 as it is issued.

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

3. DISCONTINUED OPERATIONS

During the quarter ended December 31, 2017, we commenced a sale process to divest our Coatings business to allow us to focus resources on our core growth platforms. Our Coatings business manufactured specialized industrial coating products including urethanes, epoxies, acrylics and alkyds. As of December 31, 2017, the Coatings business met the held-for-sale criteria under ASC 360, "Property, Plant and Equipment," and accordingly, we classified and accounted for the assets and liabilities of the Coatings business as held-for-sale in the accompanying condensed consolidated balance sheets, and as discontinued operations, net of tax, in the accompanying condensed consolidated statements of income and cash flows. We completed an initial assessment of the assets and liabilities of the Coatings business and recorded a $46.0 million impairment based on our best estimates as of the date of issuance of financial results for the quarter ended December 31, 2017. No adjustments to previously recorded estimates have been made.

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

On March 17, 2020, we completed the sale of the last remaining real property owned by the Coatings business to an unrelated third party, the terms of which were not disclosed due to immateriality. The sale resulted in proceeds and a gain on disposal of $1.5 million due to write-downs of long-lived assets in prior periods. The last remaining asset of the Coatings business is a long-term lease that expires in March 2027. We were unable to terminate the lease, but we have sub-let the property for the remainder of the lease term. As such, this lease was moved back into continuing operations, effective March 31, 2020, and the related right-of-use ("ROU") assets and lease liabilities were reported as continuing operations as of March 31, 2020.

Summarized selected financial information for the Coatings business for the three months ended June 30, 2020 and 2019 is presented in the following table (in thousands):

	Three Months Ended June 30,
	2020	2019
Revenues, net	$—	$—
Loss from discontinued operations before income taxes	—	(154)
Income tax benefit	—	14
Loss from discontinued operations, net	$—	$(140)

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2020	March 31, 2020
Raw materials and supplies	$24,145	$20,935
Work in process	7,248	6,076
Finished goods	35,858	33,771
Total inventories	67,251	60,782
Less: LIFO reserve	(4,816)	(4,816)
Less: Obsolescence reserve	(2,994)	(2,213)
Inventories, net	$59,441	$53,753

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended June 30, 2020 and March 31, 2020 were as follows (in thousands):

	Industrial Products	Specialty Chemicals	Total
Balance at March 31, 2020	$60,123	$31,563	$91,686
Currency translation	394	—	394
Balance at June 30, 2020	$60,517	$31,563	$92,080

The following table provides information about our intangible assets (in thousands, except years):

		June 30, 2020		March 31, 2020
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,634	$(7,136)	$9,635	$(6,935)
Customer lists and amortized trademarks	12	63,123	(34,360)	62,806	(33,098)
Non-compete agreements	5	1,676	(1,635)	1,653	(1,494)
Other	8	5,223	(2,795)	5,219	(2,628)
		$79,656	$(45,926)	$79,313	$(44,155)
Trade names and trademarks not being amortized:		$11,047	$—	$11,027	$—

Amortization expenses for the three months ended June 30, 2020 and June 30, 2019 were $1.7 million and $1.7 million, respectively. The following table shows the estimated future amortization for intangible assets, as of June 30, 2020, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2021	$4,806
2022	5,525
2023	4,585
2024	3,831
2025	3,108

6. SHARE-BASED COMPENSATION

Refer to Note 6 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of June 30, 2020, 711,942 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Share-based compensation expense	$1,328	$1,213
Related income tax benefit	(319)	(291)
Net share-based compensation expense	$1,009	$922

Stock option activity was as follows:

	Three Months Ended June 30, 2020
	Number of Shares	Weighted Average Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2020	115,858	$25.30
Outstanding at June 30, 2020	115,858	$25.30	3.9	$5.1
Exercisable at June 30, 2020	115,858	$25.30	3.9	$5.1

All compensation costs related to stock options were recognized prior to April 1, 2019. No options were granted or vested during the three months ended June 30, 2020 and 2019.

Restricted share activity was as follows:

	Three Months Ended June 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2020:	202,466	$60.78
Granted	67,580	73.81
Vested	(70,861)	49.70
Canceled	(8,976)	70.51
Outstanding at June 30, 2020	190,209	$64.85

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of June 30, 2020 and March 31, 2020 included 90,012 and 93,249 shares (at target), respectively, with performance-based vesting provisions, and vesting ranges from 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, but do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 26,966 and 31,594 awards with performance-based vesting provisions during the three months ended June 30, 2020 and 2019, respectively, with a vesting range of 0-200%.

At June 30, 2020, we had unrecognized compensation cost related to unvested restricted shares of $7.7 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.0 years. The total fair value of restricted shares granted during the three months ended June 30, 2020 and 2019 was $2.5 million and $2.5 million, respectively. The total fair value of restricted shares vested during the three months ended June 30, 2020 and 2019 was $4.2 million and $2.1 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	June 30, 2020	March 31, 2020
Revolving Credit Facility, interest rate of 1.41% and 2.24%, respectively	$—	$—
Whitmore Term Loan, interest rate of 2.16% and 2.99%, respectively	10,758	10,898
Total debt	10,758	10,898
Less: Current portion	(561)	(561)
Long-term debt	$10,197	$10,337

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, we have a five-year, $250.0 million revolving credit facility agreement, with an additional $50.0 million accordion feature, which matures on September 15, 2022 (the “Revolving Credit Facility”). Borrowings under this facility bear interest at a rate of prime plus 0.25% or London Interbank Offered Rate ("LIBOR") plus 1.25%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility.  Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Revolving Credit Facility is secured by substantially all of our domestic assets. During the three months ended June 30, 2020, we borrowed $10.0 million and repaid $10.0 million under this facility. As of June 30, 2020 and March 31, 2020, we had no outstanding balance, which resulted in borrowing capacity of $300.0 million, inclusive of the accordion feature. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of June 30, 2020.

Whitmore Term Loan

As of June 30, 2020, Whitmore Manufacturing (one of our wholly-owned operating subsidiaries) had a secured term loan ("Whitmore Term Loan") outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan was entered into in July 2014 and matures on July 31, 2029 and requires payments of $140,000 each quarter.  Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%.  As of June 30, 2020 and March 31, 2020, Whitmore Manufacturing had $10.8 million and $10.9 million, respectively, in principal amount outstanding under the term loan. Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 9.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 9 years, some of which include escalation clauses and/or options to extend or terminate the leases.

We do not currently have any financing lease arrangements.

	Three Months Ended June 30,
(in thousands)	2020	2019
Components of Operating Lease Expenses
Operating lease expense (a)	$845	$904
Short-term lease expense	55	—
Total operating lease expense	$900	$904
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	June 30, 2020	March 31, 2020
Operating Lease Assets and Liabilities
ROU assets, net (b)	$15,690	$16,383

Short-term lease liabilities (c)	$3,104	$3,056
Long-term lease liabilities recorded (c)	14,444	15,179
Total operating lease liabilities	$17,548	$18,235
(b) Included in other assets, net
(c) Included in accrued and other current liabilities and other long-term liabilities

	Three Months Ended June 30,
(in thousands)	2020	2019
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$933	$873
ROU assets obtained in exchange for new operating lease obligations	59	605
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	6.01	6.40
Weighted average discount rate (percent)	4.3%	4.3%

Maturities of operating lease liabilities were as follows:	(in thousands)
Year Ending March 31, 2021 (excluding the three months ended June 30, 2020)	$2,832
2022	3,779
2023	3,074
2024	2,828
2025	2,548
Thereafter	4,963
Total lease liabilities	20,024
Less: Imputed interest	(2,476)
Present value of lease liabilities	$17,548

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on a certain portion of our debt.  As of June 30, 2020 and March 31, 2020, we had $10.8 million and $10.9 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap is highly effective.  At June 30, 2020, the maximum remaining length of the interest rate swap contract was approximately 9.1 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	June 30, 2020	March 31, 2020
Current derivative liabilities	$290	$271
Non-current derivative liabilities	1,542	1,492

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three months ended June 30, 2020 and 2019 (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2020	2019
Income from continuing operations	$11,960	$15,344
Loss from discontinued operations	—	(140)
Net income	$11,960	$15,204

Weighted average shares:
Common stock	14,603	14,909
Participating securities	104	115
Denominator for basic earnings per common share	14,707	15,024
Potentially dilutive securities	101	169
Denominator for diluted earnings per common share	14,808	15,193

Basic earnings (loss) per common share:
Continuing operations	$0.81	$1.02
Discontinued operations	—	(0.01)
Net income	$0.81	$1.01

Diluted earnings (loss) per common share:
Continuing operations	$0.81	$1.01
Discontinued operations	—	(0.01)
Net income	$0.81	$1.00

11. SHAREHOLDERS' EQUITY

Share Repurchase Program

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year period. These shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. We repurchased 115,151 and 0 shares under the program during the three months ended June 30, 2020 and 2019, respectively, for an aggregate amount of $7.3 million and $0, respectively. As of June 30, 2020, a total of 740,137 shares had been repurchased for an aggregate amount of $46.0 million.

Dividends

In April 2019, we commenced a quarterly dividend program at a quarterly rate of $0.135 per share. Total dividends of $2.0 million and $2.0 million were paid during the three months ended June 30, 2020 and 2019, respectively.

On July 9, 2020, we announced a quarterly dividend of $0.135 per share payable on August 14, 2020 to shareholders of record as of July 31, 2020. Any future dividends at the existing $0.135 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at June 30, 2020 and March 31, 2020 due to their short-term nature.

13. RETIREMENT PLANS
Refer to Note 14 to our consolidated financial statements included in our Annual Report for a description of our retirement and post-retirement benefits. As disclosed in our Annual Report, during the fiscal quarter ended September 30, 2019, we terminated our qualified U.S. pension plan (the "Qualified Plan") and recognized an overall termination charge of $6.5 million recorded in other (expense) income, net for the fiscal year ended March 31, 2020.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended June 30,
	2020	2019
Service cost, benefits earned during the period	$10	$18
Interest cost on projected benefit obligation	36	523
Expected return on assets	(24)	(653)
Amortization of net actuarial loss	18	12
Net pension benefit	$40	$(100)

The components of net periodic cost for retirement and postretirement benefits, other than service costs, are included in other expense, net in our condensed consolidated statements of income.

Employee Stock Ownership Plan ("ESOP") - During the quarters ended June 30, 2020 and 2019, we contributed $3.7 million of treasury shares and $3.2 million of cash, respectively, to our ESOP, based on performance in the prior year.

14. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

15. INCOME TAXES

For the three months ended June 30, 2020, we earned $15.6 million from continuing operations before taxes and provided for income taxes of $3.7 million, resulting in an effective tax rate of 23.5%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2020 primarily due to state income taxes, tax credits, excess tax deductions related to stock compensation and a change in indefinite reinvestment assertion related to the investment in a foreign subsidiary. For the three months ended June 30, 2019, we earned $19.7 million from continuing operations before taxes and provided for income taxes of $4.4 million, resulting in an effective tax rate of 22.2%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2019 primarily due to state income taxes, tax credits and excess tax deductions related to stock compensation.

We are currently under examination by the state of Illinois for the fiscal years ended March 31, 2018 and 2017. We have not been notified of any potential adjustments.

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended June 30,
	2020	2019
Currency translation adjustments:
Balance at beginning of period	$(9,185)	$(6,869)
Adjustments for foreign currency translation	1,338	258
Balance at end of period	$(7,847)	$(6,611)

Interest rate swaps:
Balance at beginning of period	$(1,390)	$(394)
Unrealized losses, net of taxes of $14 and $81, respectively (a)	(51)	(306)
Reclassification of losses (income) included in interest expense, net, net of taxes of $1 and $(2), respectively	(4)	9
Other comprehensive loss	(55)	(297)
Balance at end of period	$(1,445)	$(691)

Defined benefit plans:
Balance at beginning of period	$(871)	$(3,466)
Amortization of net losses, net of taxes of $1 and $1, respectively (b)	(4)	(4)
Balance at end of period	$(875)	$(3,470)

(a) Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.3 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at June 30, 2020.
(b) Amortization of actuarial losses out of accumulated comprehensive loss are included in the computation of net periodic pension expense. See Note 13 for additional information.

17. REVENUE RECOGNITION

Refer to Note 19 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2020
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$20,543	$—	$20,543
Book-and-ship	40,696	29,725	70,421
Net revenues	$61,239	$29,725	$90,964

	Three Months Ended June 30, 2019
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$19,201	$—	$19,201
Book-and-ship	44,151	38,981	83,132
Net revenues	$63,352	$38,981	$102,333

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2020:	$2,892
Revenue recognized during the period	(927)
New contracts and revenue added to existing contracts during the period	1,149
Balance at June 30, 2020	$3,114

18. SEGMENTS

As discussed in Note 20 to our consolidated financial statements in our Annual Report, we conduct our operations through two business segments based on type of product and how we manage the business: Industrial Products and Specialty Chemicals.

Three Months Ended June 30, 2020:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$61,239	$29,725	$90,964	$—	$90,964
Operating income	16,307	3,946	20,253	(4,000)	16,253

Three Months Ended June 30, 2019:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$63,352	$38,981	$102,333	$—	$102,333
Operating income	17,042	6,623	23,665	(3,344)	20,321

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our continuing operations financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2020 included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.

Overview

We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across two business segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing and life safety solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), building products and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial. Our manufacturing operations are concentrated in the United States ("U.S.") and Canada, but we also have distribution operations in Australia, Canada and the United Kingdom ("U.K."). Our products are sold directly to end users or through designated channels in over 100 countries around the world, including: Australia, Brazil, Canada, China, Colombia, the Netherlands, Russia, South Africa, Sweden, the U.K. and the U.S.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from our end users' maintenance, repair and overhaul activities and the consumable nature of many of our products. We also provide some custom and semi-custom products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 highly respected industrial brands including RectorSeal No. 5®, KOPR-KOTE®, Kats Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze® and Greco®.

We believe that our broad portfolio of products and markets served, as well as our brand recognition, will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance, combined with overall global economic uncertainty.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 continues to spread throughout the world and has created a recessionary environment in the U.S. and around the globe. During the three months ended June 30, 2020, we experienced a decline in demand in all of the end markets we serve, though to varying degrees. Combined with significant volatility in oil prices that occurred in the first fiscal quarter to date, both factors had a negative impact on our financial results.

All of our operations and products support critical infrastructure and are considered "essential" in all of the relevant jurisdictions in which we operate, and our businesses have continued to operate throughout the COVID-19 pandemic with appropriate safeguards for our employees. In response to the pandemic, we took numerous measures across our operating sites to ensure we continue to place the highest priority on the health, safety and well-being of our employees, while continuing to support our customers. While we continue to incur a modest amount of additional expense in supporting these measures, during the fiscal quarter ended June 30, 2020 and through the date of this filing, we have not experienced any material disruptions in our operations.

We continue to expect our results of operations and financial condition to be adversely impacted through the duration of the pandemic due to its effects on the economy and demand for our products and services, though we expect the magnitude of the adverse impact to be mixed across our served end markets. However, we cannot reasonably estimate the magnitude or length of the adverse impact due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic and (2) the extent of the potential short and long-term impact on our facilities and employees, customer demand and availability of materials through supply channels.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results of continuing operations and results for each of our segments. All acquisitions are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Revenues, net

	Three Months Ended June 30,
(Amounts in thousands)	2020	2019
Revenues, net	$90,964	$102,333

Net revenues for the three months ended June 30, 2020 decreased $11.4 million, or 11.1%, as compared with the three months ended June 30, 2019. The decrease was primarily due to decreased sales volumes into general industrial ($3.2 million), energy ($2.2 million), rail ($1.7 million), HVAC/R ($1.6 million), plumbing ($1.4 million) and mining ($0.7 million) end markets.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2020	2019
Gross profit	$42,752	$47,235
Gross profit margin	47.0%	46.2%

Gross profit for the three months ended June 30, 2020 decreased $4.5 million, or 9.5%, as compared with the three months ended June 30, 2019. The decrease was primarily a result of the decreased revenues, slightly offset by discrete costs relating to a project in architecturally-specified building products in the prior year that did not recur. Gross profit margin of 47.0% for the three months ended June 30, 2020 increased as compared with 46.2% for the three months ended June 30, 2019. The increase in gross profit margin is primarily attributable to the reduced project costs noted above.

Operating Expenses

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2020	2019
Operating expenses	$26,499	$26,914
Operating expenses as a percentage of revenues, net	29.1%	26.3%

Operating expenses for the three months ended June 30, 2020 decreased $0.4 million, or 1.5%, as compared with the three months ended June 30, 2019. The decrease in operating expenses was primarily due to reduced travel-related expenses ($1.0 million), partially offset by severance costs resulting from the departure of a former executive officer ($0.5 million). The increase in operating expenses as a percentage of revenues was primarily attributable to decreased revenues.

Operating Income

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2020	2019
Operating income	$16,253	$20,321
Operating margin	17.9%	19.9%

Operating income for the three months ended June 30, 2020 decreased $4.1 million, or 20.0%, as compared with the three months ended June 30, 2019, primarily as a result of the decrease in gross profit, partially offset by an decrease in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $0.3 million for the three months ended June 30, 2020 decreased $0.2 million as compared with the three months ended June 30, 2019. The decrease was attributable to decreased average outstanding long-term debt and a decreased interest rate.

Other expense, net increased $0.2 million to net expense of $0.3 million for the three months ended June 30, 2020 as compared with net expense of $0.1 million for the three months ended June 30, 2019. The increase is due to increased losses arising from transactions in currencies other than our sites' functional currencies and a reduction in pension benefits due to the termination our of U.S. qualified pension plan in the prior year.

Provision for Income Taxes and Effective Tax Rate

For the three months ended June 30, 2020, we earned $15.6 million from continuing operations before taxes and provided for income taxes of $3.7 million, resulting in an effective tax rate of 23.5%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2020 primarily due to state income taxes, tax credits, excess tax deductions related to stock compensation and a change in indefinite reinvestment assertion related to the investment in a foreign subsidiary. For the three months ended June 30, 2019, we earned $19.7 million from continuing operations before taxes and provided for income taxes of $4.4 million, resulting in an effective tax rate of 22.2%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2019 primarily due to state income taxes, tax credits and excess tax deductions related to stock compensation.

We are currently under examination by the state of Illinois for the fiscal years ended March 31, 2018 and 2017. We have not been notified of any potential adjustments.

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

	Three Months Ended June 30,
(Amounts in thousands)	2020	2019
Revenues, net	$61,239	$63,352
Operating income	16,307	17,042
Operating margin	26.6%	26.9%

Net revenues for the three months ended June 30, 2020 decreased $2.1 million, or 3.3%, as compared with the three months ended June 30, 2019. The decrease was primarily due to decreased sales volumes into the HVAC/R ($1.3 million), general industrial ($0.9 million) and rail ($0.8 million) end markets, partially offset by an increase in the architecturally-specified building products end market ($1.3 million).

Operating income for the three months ended June 30, 2020 decreased $0.7 million, or 4.3%, as compared with the three months ended June 30, 2019. The decrease was primarily due to decreased revenues and an increase in system-related expenses, partially offset by a decrease in travel-related expenses.

Specialty Chemicals Segment Results

Specialty Chemicals is comprised of pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations, and degreasers and cleaners.

	Three Months Ended June 30,
(Amounts in thousands)	2020	2019
Revenues, net	$29,725	$38,981
Operating income	3,946	6,623
Operating margin	13.3%	17.0%

Net revenues for the three months ended June 30, 2020 decreased $9.3 million, or 23.7%, as compared with the three months ended June 30, 2019.  The decrease was primarily due to decreased sales volumes into general industrial ($2.3 million), energy ($2.2 million), architecturally-specified building products ($1.7 million), plumbing ($1.2 million), rail ($0.9 million) and mining ($0.7 million) end markets.

Operating income for the three months ended June 30, 2020 decreased $2.7 million, or 40.4%, as compared with the three months ended June 30, 2019. The decrease was due to decreased revenues, partially offset by decreases in personnel-related expenses, travel-related expenses and sales commissions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Three Months Ended June 30,
(Amounts in thousands)	2020	2019
Net cash provided by operating activities, continuing operations	$14,146	$9,665
Net cash used in investing activities, continuing operations	(1,837)	(13,726)
Net cash used in financing activities	(11,471)	(12,461)

Existing cash, cash generated by continuing operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.  Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories.  Our cash balance (including cash and cash equivalents) at June 30, 2020 was $19.7 million, as compared with $18.3 million at March 31, 2020.

For the three months ended June 30, 2020, our cash provided by operating activities from continuing operations was $14.1 million, as compared with $9.7 million for three months ended June 30, 2019.

•Working capital used cash for the three months ended June 30, 2020 due to higher inventories ($6.5 million), lower accounts payable and other current liabilities ($1.5 million), partially offset by lower accounts receivable ($3.3 million) and lower prepaid expenses and other current assets ($0.5 million).
•Working capital used cash for the three months ended June 30, 2019 due to lower accounts payable and other current liabilities ($8.9 million), higher accounts receivable ($4.8 million) and higher inventories ($2.2 million), partially offset by lower prepaid expenses and other current assets ($4.6 million).

Cash flows used in investing activities from continuing operations during the three months ended June 30, 2020 were $1.8 million, as compared with $13.7 million for the three months ended June 30, 2019.

•Capital expenditures during the three months ended June 30, 2020 and 2019 were $1.8 million and $2.2 million, respectively. Our capital expenditures have been focused on new product introductions, capacity expansion, enterprise resource planning systems, continuous improvement and automation.
•During the three months ended June 30, 2019, we acquired Petersen for $11.5 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Cash flows used in financing activities during the three months ended June 30, 2020 and 2019 were $11.5 million and $12.5 million, respectively. Cash outflows resulted from:

•Net repayments on our line of credit and term loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) of $0.1 million and $9.6 million during the three months ended June 30, 2020 and 2019, respectively.
•Repurchases of shares under our share repurchase programs (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report) of $7.3 million and $0 during the three months ended June 30, 2020 and 2019, respectively.
•Dividend payments of $2.0 million and $2.0 million during the three months ended June 30, 2020 and 2019, respectively.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of June 30, 2020.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  This agreement is more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the three months ended June 30, 2020.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include expected restructuring charges and the results of the restructuring, financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. Forward-looking statements may include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•our business strategy;
•adverse changes in global economic conditions, including changes resulting from the effects of the COVID-19 pandemic;
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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of June 30, 2020, we had $0 in outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage, or hedge, interest rate risks related to our borrowings by means of an interest rate swap agreement.  At June 30, 2020, we had an interest rate swap agreement that covered 100.0% of our $10.8 million total outstanding indebtedness. Each quarter point change in interest rates would result in a negligible change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net losses of $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, which are included in other expense, net on our condensed consolidated statements of income. We realized a net gain associated with foreign currency translation of $1.3 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at June 30, 2020, a 10% change in the foreign currency exchange rates for the three months ended June 30, 2020 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended June 30, 2020.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
April 1 - 30	109,600	(b)	$62.16	83,463	$31.1
May 1 - 31	33,373	(c)	64.39	31,688	29.0
June 1 - 30	—		—	—	29.0
Total	142,973			115,151

(a) On November 7, 2018, we announced that our Board of Directors authorized a program allowing us to repurchase shares of our common stock up to an aggregate market value of $75.0 million during a two-year period. The program may be limited or terminated at any time. As of June 30, 2020, 740,137 shares of our common stock had been repurchased under the program for an aggregate of $46.0 million.
(b) Includes 26,137 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $59.37.
(c) Includes 1,685 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $70.26.

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

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation LinkBase Document
101.DEF	XBRL Taxonomy Extension Definition LinkBase Document
101.LAB	XBRL Taxonomy Extension Label LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation LinkBase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSW INDUSTRIALS, INC.

August 3, 2020	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

August 3, 2020	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)