Form 10-Q
period 2020-09-30
CSW INDUSTRIALS, INC.
filed 2020-10-30
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 26, 2020, there were 14,803,929 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share amounts)	2020	2019	2020	2019
Revenues, net	$104,940	$101,324	$195,904	$203,657
Cost of revenues	(56,204)	(53,920)	(104,416)	(109,018)
Gross profit	48,736	47,404	91,488	94,639
Selling, general and administrative expenses	(26,556)	(27,282)	(53,056)	(54,195)
Operating income	22,180	20,122	38,432	40,444
Interest expense, net	(284)	(299)	(602)	(800)
Other expense, net	(360)	(7,367)	(667)	(7,454)
Income before income taxes	21,536	12,456	37,163	32,190
Provision for income taxes	(5,182)	(3,638)	(8,851)	(8,027)
Income from continuing operations	16,354	8,818	28,312	24,163
Loss from discontinued operations, net of tax	—	(35)	—	(174)
Net income	$16,354	$8,783	$28,312	$23,989

Basic earnings (loss) per common share:
Continuing operations	$1.11	$0.59	$1.92	$1.61
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$1.11	$0.58	$1.92	$1.60

Diluted earnings (loss) per common share:
Continuing operations	$1.10	$0.58	$1.91	$1.59
Discontinued operations	—	—	—	(0.01)
Net income	$1.10	$0.58	$1.91	$1.58
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Net income	$16,354	$8,783	$28,312	$23,989
Other comprehensive income (loss):
Foreign currency translation adjustments	1,052	(669)	2,390	(411)
Cash flow hedging activity, net of taxes of $(16), $58, $(1) and $137 respectively	60	(217)	5	(514)
Pension and other postretirement effects, net of taxes of $(1), $(673), $0 and $(673), respectively	4	2,534	—	2,530
Other comprehensive income	1,116	1,648	2,395	1,605
Comprehensive income	$17,470	$10,431	$30,707	$25,594
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share amounts)	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$47,299	$18,338
Accounts receivable, net of allowance for expected credit losses of $576 and $1,170, respectively	70,092	74,880
Inventories, net	52,090	53,753
Prepaid expenses and other current assets	5,377	3,074
Total current assets	174,858	150,045
Property, plant and equipment, net of accumulated depreciation of $75,235 and $71,355, respectively	57,734	57,178
Goodwill	92,419	91,686
Intangible assets, net	43,368	46,185
Other assets	23,288	24,151
Total assets	$391,667	$369,245

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,736	$21,978
Accrued and other current liabilities	36,113	36,607
Current portion of long-term debt	561	561
Total current liabilities	57,410	59,146
Long-term debt	10,056	10,337
Retirement benefits payable	1,853	1,879
Other long-term liabilities	20,307	21,142
Total liabilities	89,626	92,504
Equity:
Common shares, $0.01 par value	160	159
Shares authorized – 50,000
Shares issued – 16,115 and 16,055, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	50,936	48,327
Treasury shares, at cost (1,346 and 1,311 shares, respectively)	(79,401)	(75,377)
Retained earnings	339,397	315,078
Accumulated other comprehensive loss	(9,051)	(11,446)
Total equity	302,041	276,741
Total liabilities and equity	$391,667	$369,245
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2020	$159	$(75,377)	$48,327	$315,078	$(11,446)	$276,741
Share-based compensation	—	—	1,328	—	—	1,328
Stock activity under stock plans	1	(1,670)	(1)	—	—	(1,670)
Repurchase of common shares	—	(7,291)	—	—	—	(7,291)
Reissuance of treasury shares	—	3,131	516	—	—	3,647
Net income	—	—	—	11,960	—	11,960
Dividends	—	—	12	(1,996)	—	(1,984)
Other comprehensive income, net of tax	—	—	—	—	1,279	1,279
Balance at June 30, 2020	$160	$(81,207)	$50,182	$325,042	$(10,167)	$284,010
Share-based compensation	—	—	1,222	—	—	1,222
Stock activity under stock plans	—	(6)	—	—	—	(6)
Reissuance of treasury shares	—	1,812	(479)	—	—	1,333
Net income	—	—	—	16,354	—	16,354
Dividends	—	—	11	(1,999)	—	(1,988)
Other comprehensive income, net of tax	—	—	—	—	1,116	1,116
Balance at September 30, 2020	$160	$(79,401)	$50,936	$339,397	$(9,051)	$302,041

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2019	$158	$(49,964)	$46,633	$277,588	$(10,729)	$263,686
Share-based compensation	—	—	1,213	—	—	1,213
Stock activity under stock plans	1	(793)	—	—	—	(792)
Adoption of ASC 842 Leases	—	—	—	(400)	—	(400)
Net income	—	—	—	15,204	—	15,204
Dividends	—	—	—	(2,041)	—	(2,041)
Other comprehensive loss, net of tax	—	—	—		(43)	(43)
Balance at June 30, 2019	$159	$(50,757)	$47,846	$290,351	$(10,772)	$276,827
Share-based compensation	—	—	1,196	—	—	1,196
Net income	—	—	—	8,783	—	8,783
Dividends	—	—	25	(2,040)	—	(2,015)
Other comprehensive income, net of tax	—	—	—	—	1,648	1,648
Balance at September 30, 2019	$159	$(50,757)	$49,067	$297,094	$(9,124)	$286,439

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2020	2019
Cash flows from operating activities:
Net income	$28,312	$23,989
Less: Loss from discontinued operations	—	(174)
Income from continuing operations	28,312	24,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,776	4,162
Amortization of intangible and other assets	3,454	3,503
Provision for inventory reserves	953	229
Provision for doubtful accounts	274	547
Share-based and other executive compensation	2,550	2,434
Net gain on disposals of property, plant and equipment	(13)	(744)
Pension plan curtailment benefit	—	6,559
Net pension benefit	81	(198)
Net deferred taxes	111	(875)
Changes in operating assets and liabilities:
Accounts receivable	5,028	(1,101)
Inventories	880	(899)
Prepaid expenses and other current assets	(2,380)	3,021
Other assets	(165)	20
Accounts payable and other current liabilities	1,989	(3,110)
Retirement benefits payable and other liabilities	(67)	(215)
Net cash provided by operating activities, continuing operations	44,783	37,496
Net cash used in operating activities, discontinued operations	—	(389)
Net cash provided by operating activities	44,783	37,107
Cash flows from investing activities:
Capital expenditures	(4,357)	(4,571)
Proceeds from sale of assets	6	1,089
Cash paid for acquisitions	—	(11,837)
Net cash used in investing activities, continuing operations	(4,351)	(15,319)
Net cash provided by investing activities, discontinued operations	—	—
Net cash used in investing activities	(4,351)	(15,319)
Cash flows from financing activities:
Borrowings on line of credit	10,000	7,500
Repayments of line of credit and term loan	(10,281)	(27,781)
Purchase of treasury shares	(9,352)	(793)
Proceeds from stock option activity	1,331	—
Dividends	(3,972)	(4,081)
Net cash used in financing activities	(12,274)	(25,155)
Effect of exchange rate changes on cash and equivalents	803	393
Net change in cash and cash equivalents	28,961	(2,974)
Cash and cash equivalents, beginning of period	18,338	26,651
Cash and cash equivalents, end of period	$47,299	$23,677
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two business segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing and life safety solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), building products and high-performance specialty lubricants and sealants. Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to our professional end-use customers that place a premium on superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including No. 5®, KOPR-KOTE®, Kats Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze® and Greco®.

Our products are well-known in the specific industries we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial markets.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a pandemic. COVID-19 continues to spread throughout the world and has led certain countries or jurisdictions within them to restrict travel, social gatherings and certain types of business activity deemed to be "non-essential," which has created a recessionary environment in the U.S. and around the globe and has led to a decline in demand in some end markets, including several that we serve. Also, in March 2020, as a result of the weakened demand for crude oil resulting from the COVID-19 pandemic, and magnified by political tensions between several large crude oil-producing countries, there was a substantial decline in crude oil prices magnified by significant volatility that has continued to date. Both factors had a negative impact on our revenues in the three and six months ended September 30, 2020, as compared with the same periods in fiscal 2020, and are expected to negatively impact our results in the balance of fiscal year 2021.

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

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of September 30, 2020, and the results of operations for the three and six month periods ended September 30, 2020 and 2019. All adjustments are of a normal, recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Current Expected Credit Losses ("CECL") - We record an allowance for credit losses on trade receivables that, when deducted from the gross trade receivables balance, presents the net amount expected to be collected. We estimate the allowance based on an aging schedule and according to historical losses as determined from our billings and collections history. This may be adjusted after consideration of customer-specific factors such as financial difficulties, liquidity issues or insolvency, as well as both current and forecasted macroeconomic conditions as of the reporting date. We adjust the allowance and recognize credit losses in the income statement each period. Trade receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible. Subsequent recoveries of amounts previously written off are reflected as a reduction to periodic credit losses in the income statement. Our allowance for expected credit losses for short-term receivables as of September 30, 2020 was $0.6 million, compared to $1.2 million as of March 31, 2020. The six months activity included $0.3 million for current period adjustments.

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

Summarized selected financial information for the Coatings business for the three and six months ended September 30, 2020 and 2019 is presented in the following table (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues, net	$—	$—	$—	$—
Loss from discontinued operations before income taxes	—	(69)	—	(224)
Income tax benefit	—	34	—	50
Loss from discontinued operations, net	$—	$(35)	$—	$(174)

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2020	March 31, 2020
Raw materials and supplies	$21,401	$20,935
Work in process	6,723	6,076
Finished goods	31,692	33,771
Total inventories	59,816	60,782
Less: LIFO reserve	(4,816)	(4,816)
Less: Obsolescence reserve	(2,910)	(2,213)
Inventories, net	$52,090	$53,753

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of September 30, 2020 and March 31, 2020 were as follows (in thousands):

	Industrial Products	Specialty Chemicals	Total
Balance at March 31, 2020	$60,123	$31,563	$91,686
Currency translation	733	—	733
Balance at September 30, 2020	$60,856	$31,563	$92,419

The following table provides information about our intangible assets (in thousands, except years):

		September 30, 2020		March 31, 2020
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,636	$(7,329)	$9,635	$(6,935)
Customer lists and amortized trademarks	12	63,459	(35,661)	62,806	(33,098)
Non-compete agreements	5	1,689	(1,770)	1,653	(1,494)
Other	8	5,248	(2,962)	5,219	(2,628)
		$80,032	$(47,722)	$79,313	$(44,155)
Trade names and trademarks not being amortized:		$11,058	$—	$11,027	$—

Amortization expenses for the three and six months ended September 30, 2020 were $1.7 million and $3.3 million, respectively. Amortization expenses for the three and six months ended September 30, 2019 were $1.7 million and $3.4 million, respectively. The following table shows the estimated future amortization for intangible assets, as of September 30, 2020, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2021	$3,152
2022	5,525
2023	4,585
2024	3,831
2025	3,108

6. SHARE-BASED COMPENSATION

Refer to Note 6 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of September 30, 2020, 714,586 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation expense	$1,222	$1,196	$2,550	$2,409
Related income tax benefit	(293)	(287)	(612)	(578)
Net share-based compensation expense	$929	$909	$1,938	$1,831

Stock option activity was as follows:

	Six Months Ended September 30, 2020
	Number of Shares	Weighted Average Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2020	115,858	$25.30
Exercised	(52,445)	25.40
Outstanding at September 30, 2020	63,413	25.23	3.9	$3.3
Exercisable at September 30, 2020	63,413	$25.23	3.9	$3.3

All compensation costs related to stock options were recognized prior to April 1, 2019. No options were granted or vested during the three and six months ended September 30, 2020 and 2019.

Restricted share activity was as follows:

	Six Months Ended September 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2020:	202,466	$60.78
Granted	67,785	73.37
Vested	(71,195)	49.80
Canceled	(11,825)	68.95
Outstanding at September 30, 2020	187,231	$64.78

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of September 30, 2020 and March 31, 2020 included 89,199 and 93,249 shares (at target), respectively, with performance-based vesting provisions, and vesting ranges from 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, but do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. No awards with performance-based vesting provisions were granted during the three months ended September 30, 2020 and 2019. We granted 26,966 and 31,594 awards with performance-based vesting provisions during the six months ended September 30, 2020 and 2019, respectively, with a vesting range of 0%-200%.

At September 30, 2020, we had unrecognized compensation cost related to unvested restricted shares of $6.3 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 1.9 years. The total fair value of restricted shares granted during the three months ended September 30, 2020 and 2019 was zero and less than $0.1 million, respectively. The total fair value of restricted shares granted during the six months ended September 30, 2020 and 2019 was $2.5 million and $2.6 million, respectively. The total fair value of restricted shares vested during the three months ended September 30, 2020 and 2019 was less than $0.1 million and zero, respectively. The total fair value of restricted shares vested during the six months ended September 30, 2020 and 2019 was $4.3 million and $2.1 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	September 30, 2020	March 31, 2020
Revolving Credit Facility, interest rate of 1.40% and 2.24%, respectively	$—	$—
Whitmore Term Loan, interest rate of 2.15% and 2.99%, respectively	10,617	10,898
Total debt	10,617	10,898
Less: Current portion	(561)	(561)
Long-term debt	$10,056	$10,337

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, we have a five-year, $250.0 million revolving credit facility agreement, with an additional $50.0 million accordion feature, which matures on September 15, 2022 (the “Revolving Credit Facility”). Borrowings under this facility bear interest at a rate of prime plus 0.25% or London Interbank Offered Rate ("LIBOR") plus 1.25%, which may be adjusted based on our leverage ratio. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility.  Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Revolving Credit Facility is secured by substantially all of our domestic assets. During the six months ended September 30, 2020, we borrowed $10.0 million and repaid $10.0 million under this facility. As of September 30, 2020 and March 31, 2020, we had no outstanding balance, which resulted in borrowing capacity of $300.0 million, inclusive of the accordion feature. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of September 30, 2020.

Whitmore Term Loan

As of September 30, 2020, Whitmore Manufacturing (one of our wholly-owned operating subsidiaries) had a secured term loan ("Whitmore Term Loan") outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan was entered into in July 2014 and matures on July 31, 2029 and requires payments of $140,000 each quarter.  Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%.  As of September 30, 2020 and March 31, 2020, Whitmore Manufacturing had $10.6 million and $10.9 million, respectively, in principal amount outstanding under the term loan. Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 9.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 8.9 years, some of which include escalation clauses and/or options to extend or terminate the leases.

We do not currently have any financing lease arrangements.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Components of Operating Lease Expenses
Operating lease expense (a)	$846	$889	$1,691	$1,793
Short-term lease expense	111	152	165	152
Total operating lease expense	$957	$1,041	$1,856	$1,945
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	September 30, 2020	March 31, 2020
Operating Lease Assets and Liabilities
ROU assets, net (b)	$15,084	$16,383

Short-term lease liabilities (c)	$3,188	$3,056
Long-term lease liabilities (c)	13,757	15,179
Total operating lease liabilities	$16,945	$18,235
(b) Included in other assets, net
(c) Included in accrued and other current liabilities and other long-term liabilities

	Six Months Ended September 30,
(in thousands)	2020	2019
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$1,885	$1,736
ROU assets obtained in exchange for new operating lease obligations	128	643
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	5.8	6.3
Weighted average discount rate (percent)	4.3%	4.3%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2021 (excluding the six months ended September 30, 2020)	$1,916
2022	3,827
2023	3,121
2024	2,851
2025	2,548
Thereafter	4,963
Total lease liabilities	19,226
Less: Imputed interest	(2,281)
Present value of lease liabilities	$16,945

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on a certain portion of our debt.  As of September 30, 2020 and March 31, 2020, we had $10.7 million and $10.9 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap is highly effective.  At September 30, 2020, the maximum remaining length of the interest rate swap contract was approximately 8.8 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	September 30, 2020	March 31, 2020
Current derivative liabilities	$288	$271
Non-current derivative liabilities	1,466	1,492

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and six months ended September 30, 2020 and 2019 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Income from continuing operations	$16,354	$8,818	$28,312	$24,163
Loss from discontinued operations	—	(35)	—	(174)
Net income	$16,354	$8,783	$28,312	$23,989

Weighted average shares:
Common stock	14,651	14,874	14,627	14,875
Participating securities	96	115	100	115
Denominator for basic earnings per common share	14,747	14,989	14,727	14,990
Potentially dilutive securities	95	191	98	180
Denominator for diluted earnings per common share	14,842	15,180	14,825	15,170

Basic earnings (loss) per common share:
Continuing operations	$1.11	$0.59	$1.92	$1.61
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$1.11	$0.58	$1.92	$1.60

Diluted earnings (loss) per common share:
Continuing operations	$1.10	$0.58	$1.91	$1.59
Discontinued operations	—	—	—	(0.01)
Net income	$1.10	$0.58	$1.91	$1.58

11. SHAREHOLDERS' EQUITY

Share Repurchase Program

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year period. These shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be limited or terminated at any time at our discretion without notice. No shares were repurchased under the program during the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, a total of 740,137 shares had been repurchased for an aggregate amount of $46.0 million.

Dividends

In April 2019, we commenced a quarterly dividend program at a quarterly rate of $0.135 per share. Total dividends of $2.0 million and $2.0 million were paid during the three months ended September 30, 2020 and 2019, respectively. Total dividends of $4.0 million and $4.1 million were paid during the six months ended September 30, 2020 and 2019, respectively.

On October 8, 2020, we announced a quarterly dividend of $0.135 per share payable on November 13, 2020 to shareholders of record as of October 30, 2020. Any future dividends at the existing $0.135 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at September 30, 2020 and March 31, 2020 due to their short-term nature.

13. RETIREMENT PLANS
Refer to Note 14 to our consolidated financial statements included in our Annual Report for a description of our retirement and post-retirement benefits.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Service cost, benefits earned during the period	$10	$18	$20	$35
Interest cost on projected benefit obligation	36	523	71	1,046
Expected return on assets	(24)	(653)	(47)	(1,307)
Amortization of net actuarial loss	18	12	37	25
Pension plan termination	—	7,019	—	7,019
Net pension benefit	$40	$6,919	$81	$6,818

The components of net periodic cost for retirement and postretirement benefits, other than service costs, are included in other expense, net in our condensed consolidated statements of income.

During the six months ended September 30, 2019, we offered lump sum payments to eligible active and terminated vested participants in our qualified U.S. pension plan (the “Qualified Plan”), representing approximately 42% of our liability. Approximately 74% of those participants accepted the lump sum offer for an aggregate payment of $17.0 million in August 2019. We entered into an annuity purchase contract for the remaining liability in September 2019, and terminated the Qualified Plan effective September 30, 2019. The termination required an additional contribution of $0.5 million, which was paid in September 2019, and resulted in an overall termination charge of $7.0 million ($5.4 million, net of tax) recorded in other (expense) income, net, due primarily to the recognition of expenses that were previously included in accumulated other comprehensive loss and the recognition of additional costs associated with the annuity purchase contract. After the participant data for the annuity purchase contract was finalized in the fiscal fourth quarter ended March 31, 2020, the Qualified Plan had excess funds of $0.5 million, which were distributed into the Defined Contribution Plan.

14. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

15. INCOME TAXES

For the three months ended September 30, 2020, we earned $21.5 million from continuing operations before taxes and provided for income taxes of $5.2 million, resulting in an effective tax rate of 24.1%. For the six months ended September 30, 2020, we earned $37.2 million from continuing operations before taxes and provided for income taxes of $8.9 million, resulting in an effective tax rate of 23.8%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2020 primarily due to state income taxes, excess tax deductions related to stock compensation, a change in indefinite reinvestment assertion related to the investment in a foreign subsidiary, foreign tax credits, adjustments related to state tax returns and state R&D credits, the provision for global intangible low-taxed income ("GILTI") and an increase in the reserves for uncertain tax provisions.

For the three months ended September 30, 2019, we earned $12.5 million from continuing operations before taxes and provided for income taxes of $3.6 million, resulting in an effective tax rate of 29.2%. For the six months ended September 30, 2019, we earned $32.2 million from continuing operations before taxes and provided for income taxes of $8.0 million, resulting in an effective tax rate of 24.9%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2019, primarily due to the provision for GILTI, adjustments related to foreign items, excess tax deductions related to stock compensation and adjustments related to state tax returns.

We are currently under examination by the state of Illinois for the fiscal years ended March 31, 2018 and 2017. We have not been notified of any material adjustments.

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended September 30,
	2020	2019
Currency translation adjustments:
Balance at beginning of period	$(7,847)	$(6,611)
Adjustments for foreign currency translation	1,052	(669)
Balance at end of period	$(6,795)	$(7,280)

Interest rate swaps:
Balance at beginning of period	$(1,445)	$(691)
Unrealized gain (losses), net of taxes of $0 and $62, respectively (a)	1	(232)
Reclassification of losses included in interest expense, net, net of taxes of $(16) and $(4), respectively	59	15
Other comprehensive income (loss)	60	(217)
Balance at end of period	$(1,385)	$(908)

Defined benefit plans:
Balance at beginning of period	$(875)	$(3,470)
Amortization of net losses, net of taxes of $(1) and $(4), respectively (b)	4	18
Pension plan termination, net of taxes of $0 and $(669), respectively	—	2,516
Other comprehensive income	4	2,534
Balance at end of period	$(871)	$(936)

	Six Months Ended September 30,
	2020	2019
Currency translation adjustments:
Balance at beginning of period	$(9,185)	$(6,869)
Adjustments for foreign currency translation	2,390	(411)
Balance at end of period	$(6,795)	$(7,280)

Interest rate swaps:
Balance at beginning of period	$(1,390)	$(394)
Unrealized losses, net of taxes of $28 and $143, respectively (a)	(105)	(538)
Reclassification of losses included in interest expense, net, net of taxes of $(29) and $(6), respectively	110	24
Other comprehensive income (loss)	5	(514)
Balance at end of period	$(1,385)	$(908)

Defined benefit plans:
Balance at beginning of period	$(871)	$(3,466)
Amortization of net losses, net of taxes of $0 and $(4), respectively (b)	—	14
Pension plan termination, net of taxes of $0 and $(669), respectively	—	2,516
Other comprehensive income	—	2,530
Balance at end of period	$(871)	$(936)

(a) Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.2 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at September 30, 2020.
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

17. REVENUE RECOGNITION

Refer to Note 19 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2020			Six Months Ended September 30, 2020
	Industrial Products	Specialty Chemicals	Total	Industrial Products	Specialty Chemicals	Total
Build-to-order	$21,483	$—	$21,483	$42,026	$—	$42,026
Book-and-ship	51,010	32,447	83,457	91,706	62,172	153,878
Net revenues	$72,493	$32,447	$104,940	$133,732	$62,172	$195,904

	Three Months Ended September 30, 2019			Six Months Ended September 30, 2019
	Industrial Products	Specialty Chemicals	Total	Industrial Products	Specialty Chemicals	Total
Build-to-order	$22,041	$—	$22,041	$41,242	$—	$41,242
Book-and-ship	40,728	38,555	79,283	84,879	77,536	162,415
Net revenues	$62,769	$38,555	$101,324	$126,121	$77,536	$203,657

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2020:	$2,892
Revenue recognized during the period	(1,625)
New contracts and revenue added to existing contracts during the period	1,683
Balance at September 30, 2020	$2,950

18. SEGMENTS

As discussed in Note 20 to our consolidated financial statements in our Annual Report, we conduct our operations through two business segments based on type of product and how we manage the business: Industrial Products and Specialty Chemicals.

Three Months Ended September 30, 2020:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$72,493	$32,447	$104,940	$—	$104,940
Operating income	19,727	5,815	25,542	(3,362)	22,180

Three Months Ended September 30, 2019:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$62,769	$38,555	$101,324	$—	$101,324
Operating income	16,413	7,142	23,555	(3,433)	20,122

Six months ended September 30, 2020
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$133,732	$62,172	$195,904	$—	$195,904
Operating income	36,034	9,761	45,795	(7,363)	$38,432

Six months ended September 30, 2019
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$126,121	$77,536	$203,657	$—	$203,657
Operating income	33,456	13,765	47,221	(6,777)	$40,444

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from our end users' maintenance, repair and overhaul activities and the consumable nature of many of our products. We also provide some custom and semi-custom products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 highly respected industrial brands including No. 5®, KOPR-KOTE®, Kats Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze® and Greco®.

We believe that our broad portfolio of products and markets served, as well as our brand recognition, will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance, combined with overall global economic uncertainty.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 continues to spread throughout the world and has created a recessionary environment in the U.S. and around the globe. During the three and six months ended September 30, 2020, we experienced a decline in demand in some of the end markets we serve to varying degrees. Combined with significant volatility in oil prices that occurred in the first fiscal quarter to date, both factors had a negative impact on our financial results.

All of our operations and products support critical infrastructure and are considered "essential" in all of the relevant jurisdictions in which we operate. In response to the COVID-19 pandemic, we took numerous measures across our operating sites to ensure we continue to place the highest priority on the health, safety and well-being of our employees, while continuing to support our customers. Through the date of this filing, our businesses have continued to operate throughout the COVID-19 pandemic with appropriate safeguards for our employees and without any material disruptions.

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

Revenues, net

	Three Months Ended September 30,
(Amounts in thousands)	2020	2019
Revenues, net	$104,940	$101,324

	Six Months Ended September 30,
(Amounts in thousands)	2020	2019
Revenues, net	$195,904	$203,657

Net revenues for the three months ended September 30, 2020 increased $3.6 million, or 3.6%, as compared with the three months ended September 30, 2019. The increase was primarily due to increased sales volumes into HVAC/R ($10.9 million) and plumbing ($1.9 million), partially offset by decreased sales volumes into energy ($3.7 million), general industrial ($3.3 million), rail ($1.3 million) and architecturally-specified building products ($0.7 million) end markets.

Net revenues for the six months ended September 30, 2020 decreased $7.8 million, or 3.8%, as compared with the six months ended September 30, 2019. The decrease was primarily due to decreased sales volumes into general industrial ($6.5 million), energy ($6.0 million), rail ($3.0 million), architecturally-specified building products ($1.0 million) and mining ($0.9 million) end markets, partially offset by increased sales volumes into the HVAC/R ($9.3 million) and plumbing ($0.5 million) end markets.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2020	2019
Gross profit	$48,736	$47,404
Gross profit margin	46.4%	46.8%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2020	2019
Gross profit	$91,488	$94,639
Gross profit margin	46.7%	46.5%

Gross profit for the three months ended September 30, 2020 increased $1.3 million, or 2.8%, as compared with the three months ended September 30, 2019. The increase was primarily a result of the impact of increased sales, partially offset by a $0.8 million gain on sale of property, plant and equipment in the prior year that did not recur. Gross profit margin of 46.4% for the three months ended September 30, 2020 decreased slightly as compared with 46.8% for the three months ended September 30, 2019. The decrease in gross profit margin is primarily due to the $0.8 million gain on sale of property, plant and equipment.

Gross profit for the six months ended September 30, 2020 decreased $3.2 million, or 3.3%, as compared with the six months ended September 30, 2019. The decrease in gross profit was due to decreased sales and a $0.8 million gain on sale of property, plant and equipment in the prior year that did not recur. Gross profit margin of 46.7% for the six months ended September 30, 2020 increased slightly as compared with the six months ended September 30, 2019, due to the discrete costs relating to a project in architecturally-specified building products in the prior year that did not recur, partially offset by the $0.8 million gain on sale of property, plant and equipment.

Operating Expenses

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2020	2019
Operating expenses	$26,556	$27,282
Operating expenses as a percentage of revenues, net	25.3%	26.9%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2020	2019
Operating expenses	$53,056	$54,195
Operating expenses as a percentage of revenues, net	27.1%	26.6%

Operating expenses for the three months ended September 30, 2020 decreased $0.7 million, or 2.7%, as compared with the three months ended September 30, 2019. The decrease in operating expenses was primarily due to reduced travel-related expenses ($1.2 million), partially offset by an increase in personnel-related expenses. The decrease in operating expenses as a percentage of revenues was primarily attributable to increased revenues.

Operating expenses for the six months ended September 30, 2020 decreased $1.1 million, or 2.1%, as compared with the six months ended September 30, 2019. The decrease in operating expenses was primarily due to reduced spend on travel-related expenses ($2.2 million), partially offset by severance costs resulting from the departure of a former executive officer ($0.5 million). The increase in operating expenses as a percentage of sales was attributable to decreased sales.

Operating Income

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2020	2019
Operating income	$22,180	$20,122
Operating margin	21.1%	19.9%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2020	2019
Operating income	$38,432	$40,444
Operating margin	19.6%	19.9%

Operating income for the three months ended September 30, 2020 increased $2.1 million, or 10.2%, as compared with the three months ended September 30, 2019, primarily as a result of the increase in gross profit and a decrease in operating expenses, as discussed above.

Operating income for the six months ended September 30, 2020 decreased $2.0 million, or 5.0%, as compared with the six months ended September 30, 2019, primarily as a result of the decrease in gross profit, partially offset by a decrease in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $0.3 million for the three months ended September 30, 2020 was comparable to the three months ended September 30, 2019. Net interest expense of $0.6 million for the six months ended September 30, 2020 decreased $0.2 million as compared with the six months ended September 30, 2019. The decrease was attributable to lower average outstanding long-term debt and lower interest rate.

Other expense, net decreased $7.0 million to net expense of $0.4 million for the three months ended September 30, 2020 as compared with net expense of $7.4 million for the three months ended September 30, 2019. The decrease is due to $7.0 million of expenses recognized in connection with the termination of our U.S. defined benefit pension plan in the prior year. Other expense, net was a net loss of $0.7 million for the six months ended September 30, 2020 as compared with net loss of $7.5 million for the six months ended September 30, 2019. The decrease in net loss was due to $7.0 million of expenses recognized in connection with the termination of our U.S. defined benefit pension plan in the prior year, partially offset by an increase in losses arising from transactions in currencies other than our sites' functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended September 30, 2020, we earned $21.5 million from continuing operations before taxes and provided for income taxes of $5.2 million, resulting in an effective tax rate of 24.1%. For the six months ended September 30, 2020, we earned $37.2 million from continuing operations before taxes and provided for income taxes of $8.9 million, resulting in an effective tax rate of 23.8%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2020 primarily due to state income taxes, excess tax deductions related to stock compensation, a change in indefinite reinvestment assertion related to the investment in a foreign subsidiary, foreign tax credits, adjustments related to state tax returns and state R&D credits, the provision for global intangible low-taxed income ("GILTI") and an increase in the reserves for uncertain tax provisions.

For the three months ended September 30, 2019, we earned $12.5 million from continuing operations before taxes and provided for income taxes of $3.6 million, resulting in an effective tax rate of 29.2%. For the six months ended September 30, 2019, we earned $32.2 million from continuing operations before taxes and provided for income taxes of $8.0 million, resulting in an effective tax rate of 24.9%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2019, primarily due to the provision for GILTI, adjustments related to foreign items, excess tax deductions related to stock compensation and adjustments related to state tax returns.

We are currently under examination by the state of Illinois for the fiscal years ended March 31, 2018 and 2017. We have not been notified of any material adjustments.

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

	Three Months Ended September 30,
(Amounts in thousands)	2020	2019
Revenues, net	$72,493	$62,769
Operating income	19,727	16,413
Operating margin	27.2%	26.1%

	Six Months Ended September 30,
(Amounts in thousands)	2020	2019
Revenues, net	$133,732	$126,121
Operating income	36,034	33,456
Operating margin	26.9%	26.5%

Net revenues for the three months ended September 30, 2020 increased $9.7 million, or 15.5%, as compared with the three months ended September 30, 2019. The increase was primarily due to increased sales volumes into HVAC/R ($10.7 million) and plumbing ($1.2 million), partially offset by decreased sales volumes into general industrial ($1.1 million), rail ($0.7 million) and architecturally-specified building products ($0.6 million) end markets.

Net revenues for the six months ended September 30, 2020 increased $7.6 million, or 6.0%, as compared with the three months ended September 30, 2019. The increase was primarily due to the increased sales volumes into HVAC/R ($9.4 million), plumbing ($1.0 million) and architecturally-specified building products ($0.7 million) end markets, partially offset by decreased sales volumes into general industrial ($2.0 million) and rail ($1.6 million) end markets.

Operating income for the three months ended September 30, 2020 increased $3.3 million, or 20.2%, as compared with the three months ended September 30, 2019. The increase was primarily due to the impact of increased sales, partially offset by increases in enterprise resource planning ("ERP") system-related expenses and personnel-related expenses.

Operating income for the six months ended September 30, 2019 increased $2.6 million, or 7.7%, as compared with the six months ended September 30, 2019. The increase was due primarily to the impact of increased sales, partially offset by increases in ERP system-related expenses and personnel-related expenses.

Specialty Chemicals Segment Results

Specialty Chemicals is comprised of pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations, and degreasers and cleaners.

	Three Months Ended September 30,
(Amounts in thousands)	2020	2019
Revenues, net	$32,447	$38,555
Operating income	5,815	7,142
Operating margin	17.9%	18.5%

	Six Months Ended September 30,
(Amounts in thousands)	2020	2019
Revenues, net	$62,172	$77,536
Operating income	9,761	13,765
Operating margin	15.7%	17.8%

Net revenues for the three months ended September 30, 2020 decreased $6.1 million, or 15.8%, as compared with the three months ended September 30, 2019.  The decrease was primarily due to decreased sales volumes into energy ($3.7 million), general industrial ($2.2 million), rail ($0.5 million) and mining ($0.2 million) end markets, partially offset by increased sales volumes into plumbing ($0.7 million) and HVAC/R ($0.2 million) end markets.

Net revenues for the six months ended September 30, 2020 decreased $15.4 million, or 19.8%, as compared with the three months ended September 30, 2019.  The decrease was primarily due to decreased sales volumes into energy ($6.0 million), general industrial ($4.5 million), architecturally-specified building products ($1.8 million), rail ($1.4 million), mining ($0.9 million) and plumbing ($0.5 million) end markets.

Operating income for the three months ended September 30, 2020 decreased $1.3 million, or 18.6%, as compared with the three months ended September 30, 2019. The decrease was due to decreased revenues and a $0.8 million gain on sale of property, plant and equipment in the prior year that did not recur, partially offset by decreases in travel-related expenses, personnel-related expenses and sales commissions.

Operating income for the six months ended September 30, 2020 decreased $4.0 million, or 29.1%, as compared with the three months ended September 30, 2019. The decrease was due to decreased revenues and a $0.8 million gain on sale of property, plant and equipment in the prior year that did not recur, partially offset by decreases in travel-related expenses, personnel-related expenses, and sales commissions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Six Months Ended September 30,
(Amounts in thousands)	2020	2019
Net cash provided by operating activities, continuing operations	$44,783	$37,496
Net cash used in investing activities, continuing operations	(4,351)	(15,319)
Net cash used in financing activities	(12,274)	(25,155)

Existing cash, cash generated by continuing operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.  Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories.  Our cash balance (including cash and cash equivalents) at September 30, 2020 was $47.3 million, as compared with $18.3 million at March 31, 2020.

For the six months ended September 30, 2020, our cash provided by operating activities from continuing operations was $44.8 million, as compared with $37.5 million for six months ended September 30, 2019.

•Working capital provided cash for the six months ended September 30, 2020 due to lower accounts receivable ($5.0 million), higher accounts payable and other current liabilities ($2.0 million) and lower inventories ($0.9 million), partially offset by higher prepaid expenses and other current assets ($2.4 million).
•Working capital used cash for the six months ended September 30, 2019 due to lower accounts payable and other current liabilities ($3.1 million), higher accounts receivable ($1.1 million) and higher inventories ($0.9 million), partially offset by lower prepaid expenses and other current assets ($3.0 million).

Cash flows used in investing activities from continuing operations during the six months ended September 30, 2020 were $4.4 million, as compared with $15.3 million for the six months ended September 30, 2019.

•Capital expenditures during the six months ended September 30, 2020 and 2019 were $4.4 million and $4.6 million, respectively. Our capital expenditures have been focused on new product introductions, capacity expansion, ERP systems, continuous improvement and automation.
•During the six months ended September 30, 2019, we acquired Petersen for $11.8 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Cash flows used in financing activities during the six months ended September 30, 2020 and 2019 were $12.3 million and $25.2 million, respectively. Cash outflows resulted from:

•Net repayments on our line of credit and term loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) of $0.3 million and $20.3 million during the six months ended September 30, 2020 and 2019, respectively.
•Repurchases of shares under our share repurchase program (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report) of $7.3 million and $0 during the six months ended September 30, 2020 and 2019, respectively.
•Dividend payments of $4.0 million and $4.1 million during the six months ended September 30, 2020 and 2019, respectively.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of September 30, 2020.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  This agreement is more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the six months ended September 30, 2020.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of September 30, 2020, we had $0 in outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage, or hedge, interest rate risks related to our borrowings by means of an interest rate swap agreement.  At September 30, 2020, we had an interest rate swap agreement that covered 100.0% of our $10.6 million total outstanding indebtedness. Each quarter point change in interest rates would result in a negligible change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the British pound, Canadian dollar and Australian dollar.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net losses of $0.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.2 million for the six months ended September 30, 2020 and 2019, respectively, which are included in other expense, net on our condensed consolidated statements of income. We realized a net gain/(loss) associated with foreign currency translation of $1.1 million and $(0.7) million for the three months ended September 30, 2020 and 2019, respectively, and $2.4 million and $(0.4) million for the six months ended September 30, 2020 and 2019, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at September 30, 2020, a 10% change in the foreign currency exchange rates for the three and six months ended September 30, 2020 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended September 30, 2020.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
July 1 - 31	—		$—	—	$29.0
August 1 - 31	82	(b)	73.31	—	29.0
September 1 - 30	—		—	—	29.0
Total	82			—

(a) On November 7, 2018, we announced that our Board of Directors authorized a program allowing us to repurchase shares of our common stock up to an aggregate market value of $75.0 million during a two-year period. The program may be limited or terminated at any time. As of September 30, 2020, 740,137 shares of our common stock had been repurchased under the program for an aggregate of $46.0 million.
(b) Represents shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $73.31.

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

CSW INDUSTRIALS, INC.

October 30, 2020	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

October 30, 2020	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)