Form 10-Q
period 2020-12-31
CSW INDUSTRIALS, INC.
filed 2021-02-05
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of February 1, 2021, there were 15,652,287 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share amounts)	2020	2019	2020	2019
Revenues, net	$89,932	$83,716	$285,836	$287,373
Cost of revenues	(50,594)	(46,025)	(155,009)	(155,043)
Gross profit	39,338	37,691	130,827	132,330
Selling, general and administrative expenses	(35,222)	(27,203)	(88,277)	(81,398)
Operating income	4,116	10,488	42,550	50,932
Interest expense, net	(469)	(286)	(1,071)	(1,086)
Other expense, net	(592)	(848)	(1,259)	(8,302)
Income before income taxes	3,055	9,354	40,220	41,544
Provision for income taxes	(709)	(2,072)	(9,560)	(10,099)
Income from continuing operations	2,346	7,282	30,660	31,445
Income (loss) from discontinued operations, net of tax	—	26	—	(148)
Net income	$2,346	$7,308	$30,660	$31,297

Basic earnings (loss) per common share:
Continuing operations	$0.16	$0.48	$2.07	$2.09
Discontinued operations	—	—	—	(0.01)
Net income	$0.16	$0.48	$2.07	$2.08

Diluted earnings (loss) per common share:
Continuing operations	$0.16	$0.48	$2.06	$2.07
Discontinued operations	—	—	—	(0.01)
Net income	$0.16	$0.48	$2.06	$2.06
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2020	2019	2020	2019
Net income	$2,346	$7,308	$30,660	$31,297
Other comprehensive income (loss):
Foreign currency translation adjustments	2,271	1,699	4,664	1,288
Cash flow hedging activity, net of taxes of $(40), $(55), $(42) and $82 respectively	152	207	157	(307)
Pension and other postretirement effects, net of taxes of $3, $1, $3 and $(672), respectively	(10)	(3)	(10)	2,527
Other comprehensive income	2,413	1,903	4,811	3,508
Comprehensive income	$4,759	$9,211	$35,471	$34,805
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share amounts)	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$18,260	$18,338
Accounts receivable, net of allowance for expected credit losses of $503 and $1,170, respectively	75,005	74,880
Inventories, net	101,560	53,753
Prepaid expenses and other current assets	20,998	3,074
Total current assets	215,823	150,045
Property, plant and equipment, net of accumulated depreciation of $77,666 and $71,355, respectively	86,254	57,178
Goodwill	222,262	91,686
Intangible assets, net	279,502	46,185
Other assets	76,736	24,151
Total assets	$880,577	$369,245

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,667	$21,978
Accrued and other current liabilities	50,531	36,607
Current portion of long-term debt	561	561
Total current liabilities	76,759	59,146
Long-term debt	254,916	10,337
Retirement benefits payable	1,854	1,879
Other long-term liabilities	144,331	21,142
Total liabilities	477,860	92,504
Equity:
Common shares, $0.01 par value	161	159
Shares authorized – 50,000
Shares issued – 16,163 and 16,055, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	103,538	48,327
Treasury shares, at cost (511 and 1,311 shares, respectively)	(34,075)	(75,377)
Retained earnings	339,731	315,078
Accumulated other comprehensive loss	(6,638)	(11,446)
Total equity	402,717	276,741
Total liabilities and equity	$880,577	$369,245
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2020	$159	$(75,377)	$48,327	$315,078	$(11,446)	$276,741
Share-based compensation	—	—	1,328	—	—	1,328
Stock activity under stock plans	1	(1,670)	(1)	—	—	(1,670)
Repurchase of common shares	—	(7,291)	—	—	—	(7,291)
Reissuance of treasury shares	—	3,131	516	—	—	3,647
Net income	—	—	—	11,960	—	11,960
Dividends	—	—	12	(1,996)	—	(1,984)
Other comprehensive income, net of tax	—	—	—	—	1,279	1,279
Balance at June 30, 2020	$160	$(81,207)	$50,182	$325,042	$(10,167)	$284,010
Share-based compensation	—	—	1,222	—	—	1,222
Stock activity under stock plans	—	(6)	—	—	—	(6)
Reissuance of treasury shares	—	1,812	(479)	—	—	1,333
Net income	—	—	—	16,354	—	16,354
Dividends	—	—	11	(1,999)	—	(1,988)
Other comprehensive income, net of tax	—	—	—	—	1,116	1,116
Balance at September 30, 2020	$160	$(79,401)	$50,936	$339,397	$(9,051)	$302,041
Share-based compensation	—	—	1,395	—	—	1,395
Stock activity under stock plans	1	(1,136)	—	—	—	(1,135)
Reissuance of treasury shares	—	46,462	51,194	—	—	97,656
Net income	—	—	—	2,346	—	2,346
Dividends	—	—	13	(2,012)	—	(1,999)
Other comprehensive income, net of tax	—	—	—	—	2,413	2,413
Balance at December 31, 2020	$161	$(34,075)	$103,538	$339,731	$(6,638)	$402,717

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2019	$158	$(49,964)	$46,633	$277,588	$(10,729)	$263,686
Share-based compensation	—	—	1,213	—	—	1,213
Stock activity under stock plans	1	(793)	—	—	—	(792)
Adoption of ASC 842 Leases	—	—	—	(400)	—	(400)
Net income	—	—	—	15,204	—	15,204
Dividends	—	—	—	(2,041)	—	(2,041)
Other comprehensive loss, net of tax	—	—	—		(43)	(43)
Balance at June 30, 2019	$159	$(50,757)	$47,846	$290,351	$(10,772)	$276,827
Share-based compensation	—	—	1,196	—	—	1,196
Net income	—	—	—	8,783	—	8,783
Dividends	—	—	25	(2,040)	—	(2,015)
Other comprehensive income, net of tax	—	—	—	—	1,648	1,648
Balance at September 30, 2019	$159	$(50,757)	$49,067	$297,094	$(9,124)	$286,439
Share-based compensation	—	—	1,367	—	—	1,367
Stock activity under stock plans	—	2,251	(3,434)	—	—	(1,183)
Repurchase of common shares	—	(811)	—	—	—	(811)
Net Income	—	—	—	7,308	—	7,308
Dividends	—	—	13	(2,044)	—	(2,031)
Other comprehensive income, net of tax	—	—	—	—	1,903	1,903
Balance at December 31, 2019	$159	$(49,317)	$47,013	$302,358	$(7,221)	$292,992

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
(Amounts in thousands)	2020	2019
Cash flows from operating activities:
Net income	$30,660	$31,297
Less: Loss from discontinued operations	—	(148)
Income from continuing operations	30,660	31,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,079	6,008
Amortization of intangible and other assets	5,698	5,238
Provision for inventory reserves	1,169	183
Provision for doubtful accounts	227	837
Share-based and other executive compensation	3,945	3,776
Net gain on disposals of property, plant and equipment	(42)	(844)
Pension plan curtailment benefit	—	6,559
Net pension benefit	121	(156)
Net deferred taxes	456	(369)
Changes in operating assets and liabilities:
Accounts receivable	14,115	10,143
Inventories	(1,581)	(5,099)
Prepaid expenses and other current assets	(4,494)	3,236
Other assets	(340)	20
Accounts payable and other current liabilities	(1,787)	(265)
Retirement benefits payable and other liabilities	(180)	(359)
Net cash provided by operating activities, continuing operations	54,046	60,353
Net cash used in operating activities, discontinued operations	—	(442)
Net cash provided by operating activities	54,046	59,911
Cash flows from investing activities:
Capital expenditures	(6,886)	(7,595)
Proceeds from sale of assets	604	1,239
Cash paid for acquisitions	(278,680)	(11,837)
Net cash used in investing activities, continuing operations	(284,962)	(18,193)
Net cash provided by investing activities, discontinued operations	—	—
Net cash used in investing activities	(284,962)	(18,193)
Cash flows from financing activities:
Borrowings on line of credit	255,000	7,500
Repayments of line of credit and term loan	(10,421)	(27,921)
Payments of deferred loan costs	(149)	—
Purchase of treasury shares	(10,488)	(2,784)
Proceeds from stock option activity	1,331	—
Dividends	(5,970)	(6,088)
Net cash provided by (used in) financing activities	229,303	(29,293)
Effect of exchange rate changes on cash and equivalents	1,535	808
Net change in cash and cash equivalents	(78)	13,233
Cash and cash equivalents, beginning of period	18,338	26,651
Cash and cash equivalents, end of period	$18,260	$39,884
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two business segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing and life safety solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), grilles, registers and diffusers, building products and high-performance specialty lubricants and sealants. Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to our professional end-use customers that place a premium on superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including No. 5®, KOPR-KOTE®, Kats Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze®, Greco® and TRUaire®.

Our products are well-known in the specific industries we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial markets.

The COVID-19 pandemic and its resulting impacts, including the substantial decline in crude oil prices that began in March 2020, have had an overall negative impact on our financial results in the three and nine months ended December 31, 2020, as compared with the same periods in the prior year. While the COVID-19 pandemic has contributed to increased demand in certain parts of our business, including the HVAC/R end market, we expect our overall results of operations and financial condition to continue to be adversely impacted through the duration of the pandemic when compared to pre-pandemic, prior year periods. Despite strong demand in certain of our end markets and signs of recovery in others, we cannot reasonably estimate the magnitude or length of the pandemic’s adverse impact due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic and (2) the continued potential for short and long-term impacts on our facilities and employees, customer demand and supply chain.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of December 31, 2020, and the results of operations for the three and nine month periods ended December 31, 2020 and 2019. All adjustments are of a normal, recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Current Expected Credit Losses ("CECL") - We record an allowance for credit losses on trade receivables that, when deducted from the gross trade receivables balance, presents the net amount expected to be collected. We estimate the allowance based on an aging schedule and according to historical losses as determined from our billings and collections history. This may be adjusted after consideration of customer-specific factors such as financial difficulties, liquidity issues or insolvency, as well as both current and forecasted macroeconomic conditions as of the reporting date. We adjust the allowance and recognize credit losses in the income statement each period. Trade receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible. Subsequent recoveries of amounts previously written off are reflected as a reduction to periodic credit losses in the income statement. Our allowance for expected credit losses for short-term receivables as of December 31, 2020 was $0.5 million, compared to $1.2 million as of March 31, 2020. The nine months activity included $0.2 million for current period adjustments.

Accounting Developments

Pronouncements Implemented

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." The ASU requires, among other things, the use of a new current expected credit loss model in order to determine an allowance for credit losses with respect to financial assets and instruments held. The CECL model requires that we estimate the lifetime of an expected credit loss for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. On April 1, 2020, we adopted the ASU on a prospective basis to determine our allowance for credit losses in accordance with the requirements of Topic 326, and we modified our accounting policy and processes to facilitate this approach. Our primary exposure to financial assets that are within the scope of CECL are trade receivables. Our adoption of ASU No. 2016-13 effective April 1, 2020 did not have a material impact on our condensed consolidated financial condition and results of operations.

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

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 which provides for further funding of the US federal government and provides for additional COVID related relief and stimulus, including certain CARES Act extensions and expansions. Although the Company continues to assess the impact of this new law, we do not expect it to have a significant impact.

2. ACQUISITIONS

T.A. Industries

On December 15, 2020, we acquired 100% of the outstanding equity of T.A. Industries, Inc. (“TRUaire”), a leading manufacturer of grilles, registers, and diffusers for the residential and commercial HVAC/R end market, based in Santa Fe Springs, California. The acquisition also included TRUaire’s wholly-owned manufacturing facility based in Vietnam. The acquisition is expected to extend the Company’s product offerings to the HVAC market as well as add new customers and provide strategic distribution facilities.

The contractual consideration paid for TRUaire included cash of $284 million ($288.1 million after working capital and closing cash adjustments) and 849,852 shares of the Company’s common stock (valued at approximately $76.0 million at transaction signing on November 4, 2020) valued at $97.7 million at transaction close based on the closing market price of the Company's common shares on the acquisition date. The cash consideration was funded through a combination of cash on hand and borrowings under our revolving credit facility. The 849,852 shares of common stock delivered to the sellers as consideration were reissued from treasury shares.

Acquisition Consideration (Amounts in thousands, except for shares)
Cash (a)	$288,079
Common stock (849,852 shares)	97,656
Total consideration transferred	$385,735
(a) Includes $8.3 million in tax liabilities to be paid by the Company on behalf of the sellers, within 90 days following the acquisition date, pursuant to the purchase agreement.

The TRUaire acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). Pursuant to Topic 805, the Company allocated the TRUaire purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, December 15, 2020. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluation of the facts and circumstances available of December 15, 2020, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, is ongoing. As we complete further analysis of tangible assets, intangible assets and liabilities assumed, additional information impacting the assets acquired and the related allocation thereof, may become available. A change in information related to the net assets acquired may change the amount of the purchase price assigned to goodwill, and, as a result, the preliminary fair values set forth below are subject to adjustments when additional information is obtained and valuations are completed. Provisional adjustments, if any, will be recognized during the reporting period in which the adjustments are determined. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the Company's best initial estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Assets Acquired
Current Assets
Cash	$1,471
Accounts Receivable, net	13,467
Inventory	46,313
Short-Term Indemnity Assets (a)	5,000
Other Assets	1,285
Total Current Assets	67,536

Long-Term Assets
Property, Plant and Equipment	28,832
Trade Name (indefinite life)	43,500
Customer Lists (useful life of 15 years)	194,000
Right-Of-Use Assets	49,040
Long-Term Indemnity Assets (a)	7,500
Other Long-term Assets	2,850
Total Long-Term Assets (b)	325,722

Total Assets Acquired	393,258

Liabilities Acquired
Current Liabilities
Accounts Payable	4,074
Accrued and Other Current Liabilities	3,149
Income Tax Payable	529
Lease Liabilities - Short-Term	4,811
Total Current Liabilities	12,563

Long-Term Liabilities
Deferred Tax Liabilities	56,249
Tax Contingency Reserve	22,511
Lease Liabilities - Long-Term	45,369
Total Long-Term Liabilities (c)	124,129

Total Liabilities Assumed	136,692

Total Identifiable Net Assets	256,566

Goodwill	$129,169
(a)    Short-term and long-term indemnity assets represents the $12.5 million of the purchase price held in the escrow account to offset potential income tax contingencies.
(b)    Included in other assets.
(c)    Included in other liabilities.
Goodwill of $129.2 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC end market. The goodwill recorded as part of this acquisition is included in the Industrial Products segment. The goodwill associated with the acquisition will not be amortized for financial reporting purposes and will not be deductible for income tax purposes.

During the three and nine months ended December 31, 2020, the Company incurred $6.9 million and $7.1 million of transaction expenses in connection with the TRUaire acquisition, which are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Income. As of December 31, 2020, $0.2 million related to these expenses were included in accrued and other current liabilities in the Condensed Consolidated Balance Sheet. TRUaire activity has been included in our Industrial Products segment since the acquisition date.

Pursuant to Topic 805, unaudited supplemental proforma results of operations for the three and nine months ended December 31, 2020 and 2019, as if the acquisition of TRUaire had occurred on April 1, 2019, the first day of the Company's 2019 fiscal year, are presented below (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue, net	$114,169	$109,409	$362,451	$358,693
Net Income	5,341	5,656	38,345	19,588

Net earnings per common share:
Diluted	$0.34	$0.35	$2.43	$1.22
Basic	0.34	0.35	2.45	1.23

These proforma results do not present financial results that would have been realized had the acquisition occurred on April 1, 2019, nor are they intended to be a projection of future results. The unaudited proforma results include certain proforma adjustments to net income that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2019, including the following:

•Transactions expenses of $0 and $7.1 million for the three and nine months ended December 31, 2019, respectively, that would have been recognized by the Company related to the TRUaire acquisition;
•Additional depreciation expense of $0.1 million for both the three months ended December 31, 2020 and 2019, and $0.4 million for both the nine months ended December 31, 2020 and 2019, that would have been recognized as a result of the fair value step-up of the property, plant and equipment;
•Additional amortization expense of $0 and $3.5 million for the three months ended December 31, 2020 and 2019, respectively, and $0 and $9.2 million for the nine months ended December 31, 2020 and 2019, respectively, that would have been recognized as a result of the fair value step-up of the inventory;
•Additional amortization expense of $3.2 million for both the three months ended December 31, 2020 and 2019, and $9.7 million for both the nine months ended December 31, 2020 and 2019, that would have been recognized as a result of the allocation of purchase consideration to customer lists subject to amortization;
•Estimated additional interest expense of $1.0 million for both the three months ended December 31, 2020 and 2019, and $3.1 million for both the nine months ended December 31, 2020 and 2019, as a result of incurring additional borrowing;
•Income tax effect of the proforma adjustments calculated using a blended statutory income tax rate of 24.0% of $1.1 million and $1.9 million for the three months ended December 31, 2020 and 2019, respectively, and $3.2 million and $6.4 million for the nine months ended December 31, 2020 and 2019, respectively.

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

On March 17, 2020, we completed the sale of the last remaining real property owned by the former Coatings business to an unrelated third party, the terms of which were not disclosed due to immateriality. The sale resulted in proceeds and a gain on disposal of $1.5 million due to write-downs of long-lived assets in prior periods. The last remaining asset of the former Coatings business is a long-term lease that expires in March 2027. We were unable to terminate the lease, but we have sub-let the property for the remainder of the lease term. As such, this lease was moved back into continuing operations, effective March 31, 2020, and the related right-of-use ("ROU") assets and lease liabilities were reported as continuing operations as of March 31, 2020.

Summarized selected financial information for the Coatings business for the three and nine months ended December 31, 2020 and 2019 is presented in the following table (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues, net	$—	$—	$—	$—
Income (loss) from discontinued operations before income taxes	—	19	—	(204)
Income tax benefit	—	7	—	56
Loss from discontinued operations, net	$—	$26	$—	$(148)

4. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2020	March 31, 2020
Raw materials and supplies	$28,460	$20,935
Work in process	6,216	6,076
Finished goods	74,742	33,771
Total inventories	109,418	60,782
Less: LIFO reserve	(4,816)	(4,816)
Less: Obsolescence reserve	(3,042)	(2,213)
Inventories, net	$101,560	$53,753

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of December 31, 2020 and March 31, 2020 were as follows (in thousands):

	Industrial Products	Specialty Chemicals	Total
Balance at March 31, 2020	$60,123	$31,563	$91,686
T.A Industries acquisition	129,169	—	129,169
Currency translation	1,407	—	1,407
Balance at December 31, 2020	$190,699	$31,563	$222,262

The following table provides information about our intangible assets (in thousands, except years):

		December 31, 2020		March 31, 2020
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,637	$(7,520)	$9,635	$(6,935)
Customer lists and amortized trademarks	15	258,403	(37,622)	62,806	(33,098)
Non-compete agreements	5	1,722	(1,849)	1,653	(1,494)
Other	8	5,280	(3,135)	5,219	(2,628)
		$275,042	$(50,126)	$79,313	$(44,155)
Trade names and trademarks not being amortized:		$54,586	$—	$11,027	$—

Amortization expenses for the three and nine months ended December 31, 2020 were $2.1 million and $5.4 million, respectively. Amortization expenses for the three and nine months ended December 31, 2019 were $1.7 million and $5.1 million, respectively. The following table shows the estimated future amortization for intangible assets, as of December 31, 2020, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2021	$4,795
2022	18,458
2023	17,518
2024	16,764
2025	16,041

6. SHARE-BASED COMPENSATION

Refer to Note 6 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of December 31, 2020, 667,381 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Share-based compensation expense	$1,394	$1,366	$3,944	$3,776
Related income tax benefit	(335)	(328)	(947)	(906)
Net share-based compensation expense	$1,059	$1,038	$2,997	$2,870

Stock option activity was as follows:

	Nine Months Ended December 31, 2020
	Number of Shares	Weighted Average Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2020	115,858	$25.30
Exercised	(52,445)	25.40
Outstanding at December 31, 2020	63,413	25.23	3.7	$5.5
Exercisable at December 31, 2020	63,413	$25.23	3.7	$5.5

All compensation costs related to stock options were recognized prior to April 1, 2019. No options were granted or vested during the three and nine months ended December 31, 2020 and 2019.

Restricted share activity was as follows:

	Nine Months Ended December 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2020:	202,466	$60.78
Granted	119,193	75.79
Vested	(124,218)	52.75
Canceled	(15,484)	68.69
Outstanding at December 31, 2020	181,957	$70.64

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of December 31, 2020 and March 31, 2020 included 88,425 and 93,249 shares (at target), respectively, with performance-based vesting provisions, and vesting ranges from 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, but do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. No awards with performance-based vesting provisions were granted during the three months ended December 31, 2020 and 2019. We granted 26,966 and 31,594 awards with performance-based vesting provisions during the nine months ended December 31, 2020 and 2019, respectively, with a vesting range of 0%-200%.

At December 31, 2020, we had unrecognized compensation cost related to unvested restricted shares of $8.6 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.0 years. The total fair value of restricted shares granted during the three months ended December 31, 2020 and 2019 was $4.0 million and $3.8 million, respectively. The total fair value of restricted shares granted during the nine months ended December 31, 2020 and 2019 was $6.5 million and $6.4 million, respectively. The total fair value of restricted shares vested during the three months ended December 31, 2020 and 2019 was $4.1 million and $4.1 million, respectively. The total fair value of restricted shares vested during the nine months ended December 31, 2020 and 2019 was $8.4 million and $6.2 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	December 31, 2020	March 31, 2020
Revolving Credit Facility, interest rate of 1.61% and 2.24%, respectively	$245,000	$—
Whitmore Term Loan, interest rate of 2.14% and 2.99%, respectively	10,477	10,898
Total debt	255,477	10,898
Less: Current portion	(561)	(561)
Long-term debt	$254,916	$10,337

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, we have a five-year, $250.0 million revolving credit facility agreement, with an additional $50.0 million accordion feature, which matures on September 15, 2022 (the “Revolving Credit Facility”). On December 1, 2020, the Company entered into an amendment of the Revolving Credit Facility to utilize the accordion feature and increase the commitment from $250.0 million to $300.0 million, which also reduced the available incremental commitment by a corresponding amount. Until we report our leverage ratio at December 31, 2020, borrowings under this facility bear interest at a rate of prime plus 0.25% or London Interbank Offered Rate ("LIBOR") plus 1.25%. Once our quarter end leverage ratio is reported to the Revolving Credit Facility lenders, the interest rates for our borrowings will increase 0.5% in accordance with the existing terms as our reported leverage ratio will exceed 2.00x. We pay a commitment fee of 0.15% for the unutilized portion of the Revolving Credit Facility.  Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Revolving Credit Facility is secured by substantially all of our domestic assets. During the nine months ended December 31, 2020, we borrowed $255.0 million and repaid $10.0 million under this facility. As of December 31, 2020 and March 31, 2020, we had $245.0 million and $0, respectively, in outstanding balance, which resulted in borrowing capacity of $55.0 million and $300.0 million, respectively. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of December 31, 2020.

Whitmore Term Loan

As of December 31, 2020, Whitmore Manufacturing (one of our wholly-owned operating subsidiaries) had a secured term loan ("Whitmore Term Loan") outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan was entered into in July 2014 and matures on July 31, 2029 and requires payments of $140,000 each quarter.  Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%.  As of December 31, 2020 and March 31, 2020, Whitmore Manufacturing had $10.5 million and $10.9 million, respectively, in principal amount outstanding under the term loan. Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 9.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 27.1 years, some of which include escalation clauses and/or options to extend or terminate the leases.

We do not currently have any financing lease arrangements.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Components of Operating Lease Expenses
Operating lease expense (a)	$1,128	$846	$2,819	$2,639
Short-term lease expense	130	48	295	201
Total operating lease expense	$1,258	$894	$3,114	$2,840
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	December 31, 2020	March 31, 2020
Operating Lease Assets and Liabilities
ROU assets, net (b)	$63,672	$16,383

Short-term lease liabilities (c)	$7,968	$3,056
Long-term lease liabilities (c)	58,737	15,179
Total operating lease liabilities	$66,705	$18,235
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Nine Months Ended December 31,
(in thousands)	2020	2019
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$3,106	$2,554
ROU assets obtained in exchange for new operating lease obligations	68	2,419
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	8.1	6.2
Weighted average discount rate (percent)	2.5%	4.3%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2021 (excluding the nine months ended December 31, 2020)	$2,427
2022	9,532
2023	8,991
2024	8,894
2025	8,785
Thereafter	35,304
Total lease liabilities	73,933
Less: Imputed interest	(7,228)
Present value of lease liabilities	$66,705

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on the Whitmore Term Loan, as discussed in Note 7.  As of December 31, 2020 and March 31, 2020, we had $10.5 million and $10.9 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap is highly effective.  At December 31, 2020, the maximum remaining length of the interest rate swap contract was approximately 8.6 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	December 31, 2020	March 31, 2020
Current derivative liabilities	$302	$271
Non-current derivative liabilities	1,259	1,492

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and nine months ended December 31, 2020 and 2019 (amounts in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Income from continuing operations	$2,346	$7,282	$30,660	$31,445
Income (loss) from discontinued operations	—	26	—	(148)
Net income	$2,346	$7,308	$30,660	$31,297

Weighted average shares:
Common stock	14,868	14,976	14,707	14,931
Participating securities	93	108	98	113
Denominator for basic earnings per common share	14,961	15,084	14,805	15,044
Potentially dilutive securities	118	169	106	178
Denominator for diluted earnings per common share	15,079	15,253	14,911	15,222

Basic earnings (loss) per common share:
Continuing operations	$0.16	$0.48	$2.07	$2.09
Discontinued operations	—	—	—	(0.01)
Net income	$0.16	$0.48	$2.07	$2.08

Diluted earnings (loss) per common share:
Continuing operations	$0.16	$0.48	$2.06	$2.07
Discontinued operations	—	—	—	(0.01)
Net income	$0.16	$0.48	$2.06	$2.06

11. SHAREHOLDERS' EQUITY

Share Repurchase Program

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year period. On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced the previously announced $75.0 million program. Under the newly-authorized program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration of December 31, 2022, for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. No shares were repurchased during the three months ended December 31, 2020, and 12,494 shares were repurchased under the prior $75.0 million share repurchase program during the three months ended December 31, 2019. As of December 31, 2020, a total of 740,137 shares had been repurchased for an aggregate amount of $46.0 million under the previously announced $75.0 million program.

Dividends

In April 2019, we commenced a quarterly dividend program at a quarterly rate of $0.135 per share. Total dividends of $2.0 million and $2.0 million were paid during the three months ended December 31, 2020 and 2019, respectively. Total dividends of $6.0 million and $6.1 million were paid during the nine months ended December 31, 2020 and 2019, respectively.

On January 15, 2021, we announced a quarterly dividend of $0.135 per share payable on February 12, 2021 to shareholders of record as of January 29, 2021. Any future dividends at the existing $0.135 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at December 31, 2020 and March 31, 2020 due to their short-term nature.

13. RETIREMENT PLANS
Refer to Note 14 to our consolidated financial statements included in our Annual Report for a description of our retirement and post-retirement benefits.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Service cost, benefits earned during the period	$10	$18	$30	$53
Interest cost on projected benefit obligation	36	37	107	1,082
Expected return on assets	(24)	(27)	(71)	(1,334)
Amortization of net actuarial loss	18	12	55	38
Pension plan termination	—	—	—	7,019
Net pension benefit	$40	$40	$121	$6,858

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

15. INCOME TAXES

For the three months ended December 31, 2020, we earned $3.1 million from continuing operations before taxes and provided for income taxes of $0.7 million, resulting in an effective tax rate of 23.2%. For the nine months ended December 31, 2020, we earned $40.2 million from continuing operations before taxes and provided for income taxes of $9.6 million, resulting in an effective tax rate of 23.8%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2020 primarily due to state income taxes, excess tax deductions related to stock compensation, a change in indefinite reinvestment assertion related to the investment in a foreign subsidiary, foreign tax credits, adjustments related to state tax returns and state R&D credits, the provision for global intangible low-taxed income ("GILTI") and a decrease in the reserves for uncertain tax provisions.

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

The examination by the state of Illinois for the fiscal years ended March 31, 2018 and 2017 was concluded with a favorable adjustment. We are currently under examination by the Internal Revenue Service for Whitmore Manufacturing's federal short period tax return for tax year ending September 30, 2015. We have not been notified of any material adjustments.

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended December 31,
	2020	2019
Currency translation adjustments:
Balance at beginning of period	$(6,795)	$(7,280)
Adjustments for foreign currency translation	2,271	1,699
Balance at end of period	$(4,524)	$(5,581)

Interest rate swaps:
Balance at beginning of period	$(1,385)	$(908)
Unrealized gain, net of taxes of $(25) and $(49), respectively (a)	94	184
Reclassification of losses included in interest expense, net, net of taxes of $(15) and $(6), respectively	58	23
Other comprehensive income	152	207
Balance at end of period	$(1,233)	$(701)

Defined benefit plans:
Balance at beginning of period	$(871)	$(936)
Amortization of net losses, net of taxes of $3 and $1, respectively (b)	(10)	(3)
Other comprehensive income	(10)	(3)
Balance at end of period	$(881)	$(939)

	Nine Months Ended December 31,
	2020	2019
Currency translation adjustments:
Balance at beginning of period	$(9,185)	$(6,869)
Adjustments for foreign currency translation	4,661	1,288
Balance at end of period	$(4,524)	$(5,581)

Interest rate swaps:
Balance at beginning of period	$(1,390)	$(394)
Unrealized losses, net of taxes of $3 and $94, respectively (a)	(12)	(354)
Reclassification of losses included in interest expense, net, net of taxes of $(45) and $(12), respectively	169	47
Other comprehensive income (loss)	157	(307)
Balance at end of period	$(1,233)	$(701)

Defined benefit plans:
Balance at beginning of period	$(871)	$(3,466)
Amortization of net gain (losses), net of taxes of $3 and $(3), respectively (b)	(10)	11
Pension plan termination, net of taxes of $0 and $(669), respectively	—	2,516
Other comprehensive income (loss)	(10)	2,527
Balance at end of period	$(881)	$(939)

(a) Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.2 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2020.
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

17. REVENUE RECOGNITION

Refer to Note 19 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended December 31, 2020			Nine Months Ended December 31, 2020
	Industrial Products	Specialty Chemicals	Total	Industrial Products	Specialty Chemicals	Total
Build-to-order	$23,663	$—	$23,663	$65,690	$—	$65,690
Book-and-ship	35,123	31,146	66,269	126,828	93,318	220,146
Net revenues	$58,786	$31,146	$89,932	$192,518	$93,318	$285,836

	Three Months Ended December 31, 2019			Nine Months Ended December 31, 2019
	Industrial Products	Specialty Chemicals	Total	Industrial Products	Specialty Chemicals	Total
Build-to-order	$19,955	$—	$19,955	$61,196	$—	$61,196
Book-and-ship	28,718	35,043	63,761	113,598	112,579	226,177
Net revenues	$48,673	$35,043	$83,716	$174,794	$112,579	$287,373

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2020:	$2,892
Revenue recognized during the period	(6,882)
New contracts and revenue added to existing contracts during the period	5,831
Balance at December 31, 2020	$1,841

18. SEGMENTS

As discussed in Note 20 to our consolidated financial statements in our Annual Report, we conduct our operations through two business segments based on type of product and how we manage the business: Industrial Products and Specialty Chemicals.

Three Months Ended December 31, 2020:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$58,786	$31,146	$89,932	$—	$89,932
Operating income	2,998	4,715	7,713	(3,597)	4,116

Three Months Ended December 31, 2019:

(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$48,673	$35,043	$83,716	$—	$83,716
Operating income	8,643	5,414	14,057	(3,569)	10,488

Nine months ended December 31, 2020
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$192,518	$93,318	$285,836	$—	$285,836
Operating income	39,032	14,476	53,508	(10,958)	$42,550

Nine months ended December 31, 2019
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$174,794	$112,579	$287,373	$—	$287,373
Operating income	42,099	19,179	61,278	(10,346)	$50,932

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

Overview

We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across two business segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing and life safety solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), grilles, registers and diffusers, building products and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial. Our manufacturing operations are concentrated in the United States ("U.S."), Canada and Vietnam, but we also have distribution operations in U.S., Australia, Canada and the United Kingdom ("U.K."). Our products are sold directly to end users or through designated channels in over 100 countries around the world, including: Australia, Brazil, Canada, China, Colombia, the Netherlands, Russia, South Africa, Sweden, the U.K. and the U.S.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from our end users' maintenance, repair and overhaul activities and the consumable nature of many of our products. We also provide some custom and semi-custom products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 highly respected industrial brands including No. 5®, KOPR-KOTE®, Kats Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze®, Greco® and TRUaire®.

We believe that our broad portfolio of products and markets served, as well as our brand recognition, will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance, combined with overall global economic uncertainty.

On December 15, 2020, we acquired 100% of the outstanding equity of T.A. Industries, Inc. (“TRUaire”), a leading manufacturer of grilles, registers, and diffusers for the residential and commercial HVAC/R end market, based in Santa Fe Springs, California. The acquisition also included TRUaire’s wholly-owned manufacturing facility based in Vietnam. The acquisition is expected to extend the Company’s product offerings to the HVAC market as well as add new customers and provide strategic distribution facilities. The consideration paid for TRUaire included cash of $284 million and 849,852 shares of the Company’s common stock. The cash consideration was funded through a combination of cash on hand and borrowings under our revolving credit facility, and 849,852 shares of common stock were reissued from treasury shares. TRUaire activity has been included in our Industrial Products segment since the acquisition date.

The COVID-19 pandemic and its resulting impacts, including the substantial decline in crude oil prices that began in March 2020, have had an overall negative impact on our financial results in the three and nine months ended December 31, 2020, as compared with the same periods in the prior year. While the COVID-19 pandemic has contributed to increased demand in certain parts of our business, including the HVAC/R end market, we expect our overall results of operations and financial condition to continue to be adversely impacted through the duration of the pandemic when compared to pre-pandemic, prior year periods. Despite strong demand in certain of our end markets and signs of recovery in others, we cannot reasonably estimate the magnitude or length of the pandemic’s adverse impact due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic and (2) the continued potential for short and long-term impacts on our facilities and employees, customer demand and supply chain.

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

All acquisitions are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report. TRUaire activity has been included in our results within Industrial Products segment since the December 15, 2020 acquisition date.

Revenues, net

	Three Months Ended December 31,
(Amounts in thousands)	2020	2019
Revenues, net	$89,932	$83,716

	Nine Months Ended December 31,
(Amounts in thousands)	2020	2019
Revenues, net	$285,836	$287,373

Net revenues for the three months ended December 31, 2020 increased $6.2 million, or 7.4%, as compared with the three months ended December 31, 2019. The increase was primarily due to the acquisition of TRUaire ($4.5 million) and increased sales volumes into HVAC/R ($4.7 million) and architecturally-specified building products ($3.7 million) end markets, partially offset by decreased sales volumes into energy ($2.0 million), rail ($1.7 million), plumbing ($1.0 million), general industrial ($0.7 million) and mining ($0.6 million) end markets.

Net revenues for the nine months ended December 31, 2020 decreased $1.5 million, or 0.5%, as compared with the nine months ended December 31, 2019. The decrease was primarily due to decreased sales volumes into energy ($7.9 million), general industrial ($7.2 million), rail ($4.6 million) and mining ($1.5 million) end markets, partially offset by the TRUaire acquisition ($4.5 million) and increased sales volumes into the HVAC/R ($13.9 million) and architecturally-specified building products ($2.8 million) end markets.

Gross Profit and Gross Profit Margin

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2020	2019
Gross profit	$39,338	$37,691
Gross profit margin	43.7%	45.0%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2020	2019
Gross profit	$130,827	$132,330
Gross profit margin	45.8%	46.0%

Gross profit for the three months ended December 31, 2020 increased $1.6 million, or 4.4%, as compared with the three months ended December 31, 2019. The increase was primarily a result of the impact of increased sales and the TRUaire acquisition. Gross profit margin of 43.7% for the three months ended December 31, 2020 decreased slightly as compared with 45.0% for the three months ended December 31, 2019. The slight decrease in gross profit margin was primarily due to costs associated with the accelerated lower margin projects in the ASBP end market.

Gross profit for the nine months ended December 31, 2020 decreased $1.5 million, or 1.1%, as compared with the nine months ended December 31, 2019. The decrease in gross profit was due to decreased sales and a $0.8 million gain on sale of property, plant and equipment in the prior year that did not recur, partially offset by increased sales from recent acquisition. Gross profit margin of 45.8% for the nine months ended December 31, 2020 decreased slightly as compared with the nine months ended December 31, 2019, due to the $0.8 million gain on sale of property, plant and equipment in the prior year.

Operating Expenses

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2020	2019
Operating expenses	$35,222	$27,203
Operating expenses as a percentage of revenues, net	39.2%	32.5%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2020	2019
Operating expenses	$88,277	$81,398
Operating expenses as a percentage of revenues, net	30.9%	28.3%

Operating expenses for the three months ended December 31, 2020 increased $8.0 million, or 29.5%, as compared with the three months ended December 31, 2019. The increase in operating expenses was due to transaction expenses related to the TRUaire acquisition ($6.9 million) and the efforts to establish a joint venture in our Specialty Chemicals segment ($1.1 million). The increase in operating expenses as a percentage of revenues was primarily attributable to increased operating expenses.

Operating expenses for the nine months ended December 31, 2020 increased $6.9 million, or 8.5%, as compared with the nine months ended December 31, 2019. The increase in operating expenses was due to transaction expenses related to the TRUaire acquisition ($7.1 million) and the efforts to establish a joint venture in our Specialty Chemicals segment ($1.1 million), and severance costs ($0.5 million) resulting from the departure of a former executive officer, partially offset by reduced spend on travel-related expenses ($2.5 million). The increase in operating expenses as a percentage of sales was attributable to increased operating expenses.

Operating Income

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2020	2019
Operating income	$4,116	$10,488
Operating margin	4.6%	12.5%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2020	2019
Operating income	$42,550	$50,932
Operating margin	14.9%	17.7%

Operating income for the three months ended December 31, 2020 decreased $6.4 million, or 60.8%, as compared with the three months ended December 31, 2019, primarily as a result of the increase in operating expenses, partially offset by an increase in gross profit, as discussed above.

Operating income for the nine months ended December 31, 2020 decreased $8.4 million, or 16.5%, as compared with the nine months ended December 31, 2019, primarily as a result of the increase in operating expenses and a decrease in gross profit, as discussed above.

Other Income and Expense

Net interest expense of $0.5 million for the three months ended December 31, 2020 increased $0.2 million as compared to the three months ended December 31, 2019. The increase was due to increased outstanding long-term debt, resulting from borrowings to fund our acquisition of TRUaire. Net interest expense of $1.1 million for the nine months ended December 31, 2020 was comparable with the nine months ended December 31, 2019.

Other expense, net decreased $0.3 million to net expense of $0.6 million for the three months ended December 31, 2020 as compared with net expense of $0.8 million for the three months ended December 31, 2019. The decrease was due to a lease termination loss of $0.5 million in the prior year that did not recur, partially offset by an increase in losses arising from transactions in currencies other than our sites' functional currencies. Other expense, net was a net loss of $1.3 million for the nine months ended December 31, 2020 as compared with net loss of $8.3 million for the nine months ended December 31, 2019. The decrease in net loss was due to $7.0 million of expenses recognized in connection with the termination of our U.S. defined benefit pension plan and a lease termination loss of $0.5 million in the prior year, partially offset by an increase in losses arising from transactions in currencies other than our sites' functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended December 31, 2020, we earned $3.1 million from continuing operations before taxes and provided for income taxes of $0.7 million, resulting in an effective tax rate of 23.2%. For the nine months ended December 31, 2020, we earned $40.2 million from continuing operations before taxes and provided for income taxes of $9.6 million, resulting in an effective tax rate of 23.8%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2020 primarily due to state income taxes, excess tax deductions related to stock compensation, a change in indefinite reinvestment assertion related to the investment in a foreign subsidiary, foreign tax credits, adjustments related to state tax returns and state R&D credits, the provision for global intangible low-taxed income ("GILTI") and a decrease in the reserves for uncertain tax provisions.

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

The examination by the state of Illinois for the fiscal years ended March 31, 2018 and 2017 was concluded with a favorable adjustment. We are currently under examination by the Internal Revenue Service for Whitmore Manufacturing's federal short period tax return for tax year ending September 30, 2015. We have not been notified of any material adjustments.

Business Segments

We conduct our operations through two business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment's operating income. The key operating results for our two segments are discussed below.

Industrial Products Segment Results

Industrial Products includes specialty mechanical products, fire and smoke protection products, architecturally-specified building products and storage, grilles, registers and diffusers, filtration and application equipment for use with our specialty chemicals and other products for general industrial application.

	Three Months Ended December 31,
(Amounts in thousands)	2020	2019
Revenues, net	$58,786	$48,673
Operating income	2,998	8,643
Operating margin	5.1%	17.8%

	Nine Months Ended December 31,
(Amounts in thousands)	2020	2019
Revenues, net	$192,518	$174,794
Operating income	39,032	42,099
Operating margin	20.3%	24.1%

Net revenues for the three months ended December 31, 2020 increased $10.1 million, or 20.8%, as compared with the three months ended December 31, 2019. The increase was primarily due to the TRUaire acquisition ($4.5 million) and increased sales volumes into HVAC/R ($4.5 million) and architecturally-specified building products ($3.7 million) end markets, partially offset by decreased sales volumes into plumbing ($1.0 million), general industrial ($0.8 million) and rail ($0.8 million) end markets.

Net revenues for the nine months ended December 31, 2020 increased $17.7 million, or 10.1%, as compared with the nine months ended December 31, 2019. The increase was primarily due to the TRUaire acquisition ($4.5 million) and increased sales volumes into HVAC/R ($13.9 million) and architecturally-specified building products ($4.5 million) end markets, partially offset by decreased sales volumes into general industrial ($2.8 million) and rail ($2.4 million) end markets.

Operating income for the three months ended December 31, 2020 decreased $5.6 million, or 65.3%, as compared with the three months ended December 31, 2019. The decrease was primarily due to $6.9 million transaction expenses related to the acquisition of TRUaire, partially offset by increased sales.

Operating income for the nine months ended September 30, 2019 decreased $3.1 million, or 7.3%, as compared with the nine months ended December 31, 2019. The decrease was due primarily to $7.1 million transaction expenses related to the acquisition of TRUaire, partially offset by increased sales.

Specialty Chemicals Segment Results

Specialty Chemicals is comprised of pipe thread sealants, firestopping sealants and caulks, adhesives/solvent cements, lubricants and greases, drilling compounds, anti-seize compounds, chemical formulations, and degreasers and cleaners.

	Three Months Ended December 31,
(Amounts in thousands)	2020	2019
Revenues, net	$31,146	$35,043
Operating income	4,715	5,414
Operating margin	15.1%	15.4%

	Nine Months Ended December 31,
(Amounts in thousands)	2020	2019
Revenues, net	$93,318	$112,579
Operating income	14,476	19,179
Operating margin	15.5%	17.0%

Net revenues for the three months ended December 31, 2020 decreased $3.9 million, or 11.1%, as compared with the three months ended December 31, 2019.  The decrease was primarily due to decreased sales volumes into energy ($2.0 million), rail ($0.9 million) and mining ($0.6 million) end markets.

Net revenues for the nine months ended December 31, 2020 decreased $19.3 million, or 17.1%, as compared with the three months ended December 31, 2019.  The decrease was primarily due to decreased sales volumes into energy ($7.9 million), general industrial ($4.4 million), rail ($2.3 million), architecturally-specified building products ($1.7 million) and mining ($1.5 million) end markets.

Operating income for the three months ended December 31, 2020 decreased $0.7 million, or 12.9%, as compared with the three months ended December 31, 2019. The decrease was due to decreased sales and $1.1 million of transaction expenses related to efforts to establish a joint venture, partially offset by decreases in travel-related expenses, personnel-related expenses, and sales commissions.

Operating income for the nine months ended December 31, 2020 decreased $4.7 million, or 24.5%, as compared with the three months ended December 31, 2019. The decrease was due to decreased revenues, $1.1 million of transaction expenses related to efforts to establish a joint venture and a $0.8 million gain on sale of property, plant and equipment in the prior year that did not recur, partially offset by decreases in travel-related expenses, personnel-related expenses, and sales commissions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Nine Months Ended December 31,
(Amounts in thousands)	2020	2019
Net cash provided by operating activities, continuing operations	$54,046	$60,353
Net cash used in investing activities, continuing operations	(284,962)	(18,193)
Net cash provided by (used in) financing activities	229,303	(29,293)

Existing cash, cash generated by continuing operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.  Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories.  Our cash balance (including cash and cash equivalents) at December 31, 2020 was $18.3 million, as compared with $18.3 million at March 31, 2020.

For the nine months ended December 31, 2020, our cash provided by operating activities from continuing operations was $54.0 million, as compared with $60.4 million for nine months ended December 31, 2019.

•Working capital provided cash for the nine months ended December 31, 2020 due to lower accounts receivable ($14.1 million), partially offset by higher prepaid expenses and other current assets ($4.5 million), lower accounts payable and other current liabilities ($1.8 million), higher inventories ($1.6 million) and higher other assets ($0.3 million).
•Working capital provided cash for the nine months ended December 31, 2019 due to lower accounts receivable ($10.1 million) and lower prepaid expenses and other current assets ($3.2 million), partially offset by higher inventories ($5.1 million) and lower accounts payable and other current liabilities ($0.3 million).

Cash flows used in investing activities from continuing operations during the nine months ended December 31, 2020 were $285.0 million, as compared with $18.2 million for the nine months ended December 31, 2019.

•Capital expenditures during the nine months ended December 31, 2020 and 2019 were $6.9 million and $7.6 million, respectively. Our capital expenditures have been focused on new product introductions, capacity expansion, ERP systems, continuous improvement and automation.
•During the nine months ended December 31, 2020, we acquired TRUaire for $279.8 million in cash consideration (after working capital and closing cash adjustments and excluding tax liabilities to be paid by the Company on behalf of the sellers) and stock consideration valued at $97.7 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
•During the nine months ended December 31, 2019, we acquired Petersen for $11.8 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Cash flows provided by (used in) financing activities during the nine months ended December 31, 2020 and 2019 were $229.3 million and $(29.3) million, respectively. Cash inflows (outflows) resulted from:

•Net borrowings (repayments) on our line of credit and term loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) of $244.6 million and $(20.4) million during the nine months ended December 31, 2020 and 2019, respectively.
•Repurchases of shares under our share repurchase program (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report) of $7.3 million and $0.8 million during the nine months ended December 31, 2020 and 2019, respectively.
•Dividend payments of $6.0 million and $6.1 million during the nine months ended December 31, 2020 and 2019, respectively.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of December 31, 2020.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  This agreement is more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the nine months ended December 31, 2020.

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
•the effective date and expected impact of accounting pronouncements; and
•our ability to complete any acquisition we have announced or will announce in the future, realize the anticipated cost savings and synergies of the TRUaire acquisition or any other acquisition we have announced or will announce in the future, and successfully integrate TRUaire or any other company we may acquire with our business without material delay, higher than anticipated costs or difficulty or loss of key personnel.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of December 31, 2020, we had $245.0 million in outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage, or hedge, interest rate risks related to our borrowings by means of an interest rate swap agreement.  At December 31, 2020, we had an interest rate swap agreement that covered 4.1% of our $255.5 million total outstanding indebtedness. Each quarter point change in interest rates would result in a $0.6 million change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net losses of $0.5 million and $0.4 million for the three months ended December 31, 2020 and 2019, respectively, and $1.0 million and $0.6 million for the nine months ended December 31, 2020 and 2019, respectively, which are included in other expense, net on our condensed consolidated statements of income. We realized a net gain associated with foreign currency translation of $2.3 million and $1.7 million for the three months ended December 31, 2020 and 2019, respectively, and $4.7 million and $1.3 million for the nine months ended December 31, 2020 and 2019, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at December 31, 2020, a 10% change in the foreign currency exchange rates for the three and nine months ended December 31, 2020 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following disclosure modifies the discussion of certain risks and uncertainties previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2020. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business and financial results. The risks described in this Quarterly Report, our Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may arise in the future that could materially adversely affect our business, financial condition, results of operations or cash flows.

As a result of the TRUaire acquisition, we have become subject to risks relating to the business conducted by TRUaire.

Following the consummation of the TRUaire acquisition, we have become subject to a variety of risks relating to the business conducted by TRUaire, many of which we have already faced in our business, as described in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Some of the specific risks facing TRUaire include risks relating to the residential and commercial HVAC/R end market, including general conditions in the industry, changes in current or new regulations and legislation and potential structural changes in the industry; additional information technology risks, including cyber security and data privacy risks relating to TRUaire’s services; risks relating to intellectual property held or used by TRUaire; the ability of TRUaire’s services to adequately compete with the products and services offered by other companies, including through attracting new customers and retaining or selling additional products and service offerings to existing customers; risks relating to current and future legal proceedings involving TRUaire; risks relating to labor and employment, including employee relations and the potential loss of key personnel; risks relating to manufacturing products and operating in Vietnam, including environmental, health and safety laws, uncertainty of local laws and possible economic or political disruption; risks relating to U.S. trade policies; and risks relating to foreign currency exchange rates.

The occurrence of any of such risks could have a material adverse impact on the financial condition, business or results of operations of TRUaire, which could impair or eliminate our ability to achieve the expected cost savings and synergies from the TRUaire acquisition on a timely basis, if ever, or could impair our ability to achieve such cost savings and synergies without adversely affecting our current revenues or investments in future growth. Additionally, the occurrence of any such risks could impair our ability to integrate the business of TRUaire with our businesses in an efficient and timely manner, if at all.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
October 1 - 31	14,631	(b)	$77.67	—	$100.0
November 1 - 30	—		—	—	100.0
December 1 - 31	—		—	—	100.0
Total	14,631			—

(a) On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaces the previously announced $75.0 million program. Under the newly-authorized program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration of December 31, 2022, for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. As of December 31, 2020, no shares of our common stock had been repurchased under the program.

(b) Represents shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting.

Item 6.    Exhibits

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated November 4, 2020, by and among RectorSeal, LLC, T.A. Industries, Inc. d/b/a TRUaire, Yongki Yi as Sellers Representative, the Sellers party thereto, and solely for the purpose of Sections 1.8, 6.5(d) and 13.18, CSW Industrials, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2020)

3.1	Third Amended and Restated Certificate of Incorporation of CSW Industrials, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 15, 2018)
3.2
CSW Industrials, Inc. Amended and Restated Bylaws, adopted and effective August 14, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on August 15, 2018)

10.1
Registration Rights Agreement, dated December 15, 2020, by and among CSW Industrials, Inc. and the Sellers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2020)

10.2
First Amendment (Incremental Amendment) to First Amended and Restated Credit Agreement, dated December 1, 2020, by and among CSW Industrials Holdings, Inc. and Whitmore Manufacturing, LLC, the other Loan Parties party thereto and JPMorgan Chase Bank, N.A., individually and in its capacity as the Administrative Agent, Swingline Lender and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 1, 2020)

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

CSW INDUSTRIALS, INC.

February 5, 2021	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

February 5, 2021	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)