Form 10-K
period 2021-03-31
CSW INDUSTRIALS, INC.
filed 2021-05-20
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the last sale price for the common stock as reported by the Nasdaq Global Select Market on September 30, 2020, the last business day of our most recently completed second fiscal quarter was approximately $1,116.8 million.
As of May 12, 2021, the latest practicable date, 15,687,489 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

PART I

ITEM 1:	Business	1
ITEM 1A:	Risk Factors	10
ITEM 1B:	Unresolved Staff Comments	19
ITEM 2:	Properties	19
ITEM 3:	Legal Proceedings	19
ITEM 4:	Mine Safety Disclosures	20
PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
ITEM 6:	Selected Financial Data	22
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 8:	Financial Statements and Supplementary Data	37
ITEM 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	76
ITEM 9A:	Controls and Procedures	76
ITEM 9B:	Other Information	78
PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	78
ITEM 11:	Executive Compensation	78
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	78
ITEM 14:	Principal Accounting Fees and Services	78
PART IV

ITEM 15:	Exhibits, Financial Statement Schedules	79
SIGNATURES		82

EX-10.3
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 XBRL Instance Document
EX-101 XBRL Taxonomy Extension Schema
EX-101 XBRL Taxonomy Extension Calculation Linkbase Document
EX-101 XBRL Taxonomy Extension Definition Linkbase Document
EX-101 XBRL Taxonomy Extension Label Linkbase Document
EX-101 XBRL Taxonomy Extension Presentation Linkbase Document

PART I

Unless otherwise specified, or the context otherwise requires, the references in this Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“Annual Report”) to “our company,” “we,” “us,” “our” or “CSWI” refer to CSW Industrials, Inc. together with our wholly-owned subsidiaries.

ITEM 1: BUSINESS

General

CSWI is a diversified industrial growth company with well-established, scalable platforms and domain expertise across two business segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products provides performance optimizing and life safety solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), grilles, registers and diffusers, building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial. Our manufacturing operations are concentrated in the United States (“U.S.”), Canada and Vietnam, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, including: Australia, Belgium, Brazil, Canada, China, Colombia, Germany, Japan, the Netherlands, Russia, Saudi Arabia, Singapore, South Africa, Sweden, the U.K., United Arab Emirates and the U.S.

Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to our professional end-use customers that place a premium on superior performance and reliability. We believe our industrial brands are well-known in the specific end markets we serve and have a reputation for high quality. We rely on both organic growth and inorganic growth through acquisitions to provide an increasingly broad portfolio of performance optimizing solutions that meet our customers’ ever-changing needs. We have a successful record of making attractive, synergistic acquisitions in support of this objective, and we remain focused on identifying additional acquisition opportunities in our core end markets.

Through our operating companies, we have a well-established legacy of providing high quality products accompanied by dependable service and attention to customer satisfaction. For example, our specialty lubricants were used on the excavation equipment for the Panama Canal. We also have a long history of innovation, and as an example, we believe that we were the pioneers of the acid neutralizer market, being the first to develop a method for removing internal acid from air conditioning and refrigeration systems. We partner with our customers to solve specific challenges and have developed a robust line of chemical and mechanical products. These products are distributed through an extensive wholesale distribution network serving the plumbing, industrial, HVAC/R, construction, electrical, and hardware market places. Many of our products have built a strong following among contractors due to their differentiated performance and from being the first to tackle challenges faced by the professional trades.

CSWI is a Delaware corporation and was incorporated in 2014 in anticipation of CSWI's separation from Capital Southwest Corporation ("Capital Southwest"); however, our history dates back many decades through our well-established operating companies. The separation was executed on September 30, 2015 through a pro-rata share distribution of all the then outstanding shares of common stock of CSWI to the holders of common stock of Capital Southwest (the "Share Distribution"). Since the separation, CSWI has been an independent, publicly-traded company, listed on the Nasdaq Global Select Market.

Business Segments

We operate in two business segments: Industrial Products and Specialty Chemicals. The table below provides an overview of these business segments. For financial information regarding our segments, see Note 19 to our consolidated financial statements included in Item 8 Financial Statements and Supplementary Data ("Item 8") of this Annual Report.

Business Segment	Principal Product Categories	Key End Use Markets	Representative Industrial Brands
Industrial Products
•      Building safety products including
        custom-engineered railings and
        expansion joints
•      Grilles, registers and diffusers
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
•      Anti-seize compounds
•      Chemical formulations
•      Degreasers and cleaners
•      Drilling compounds
•      Firestopping sealants and caulks
•      Lubricants and greases
•      Penetrants
•      Pipe thread sealants

• Cement
• Commercial construction
• Electrical
• Energy
• General industrial
• HVAC/R
• Infrastructure drilling
       and boring
• Mining
• Oil and gas
• Plumbing
• Power generation
• Rail
• Steel
• Water well drilling

Industrial Products

Our Industrial Products segment consists of: specialty mechanical products; grilles, registers and diffusers; fire and smoke protection products; architecturally-specified building products; and storage, filtration and application equipment for use with our specialty chemicals and other products for general industrial applications. Generally, we manufacture industrial products internally, although we strategically engage third-party manufacturers for certain products. We ensure the quality of internally- and externally-manufactured products through our stringent quality control review procedures. The safety and sustainability of our building products enables them to be easily incorporated into the Leadership in Energy and Environmental Design (“LEED”) Building market.

Our key product types and brand names are shown below:

PRODUCT TYPES	BRAND NAMES
Specialty Mechanical Products
• air diffusers for use by professional air conditioning contractors	• Airtec®
• condensate removal pumps and equipment mounting brackets	• AquaGuard®
• condensate switches, traps and pans	• All-Access®
• grilles, registers and diffusers	• ArmorPadTM
• decorative roof drain downspout nozzles	• Clean Check®
• drain waste and vent systems mechanical products	• EZ Trap®
• ductless mini-split systems installation support tools and accessories	• Fortress®
• equipment pads	• Goliath®
• line set covers	• G-O-N®
• tamper resistant locking refrigerant caps	• HubsetTM
• wire pulling head tools	• Kickstart®
• Magic Vent®
• Mighty BracketTM
• Novent®
• Safe-T-Switch®
• Slim DuctTM
• SureSeal®
• TitanTM
• TRUaire
• Wire GrabberTM
• Wire SnaggerTM
Fire and Smoke Protection Products
• fire-rated and smoke-rated opening protective systems	• FIRE+SMOKE®
• Smoke Guard®
Architecturally-Specified Building Products
• architectural grating	• Balco®
• engineered railing	• DuraFlexTM
• entrance mats and grids	• Greco®
• expansion joint covers	• llumiTreadTM
• fire barriers	• MetaBlock®
• partition closure systems	• MetaFlex®
• photoluminescent egress markings and signage	• MetaGrateTM
• specialty silicone seals	• MetaMatTM
• stair nosings	• Michael Rizza
• trench and access covers	• UltraGridTM

Storage, Filtration and Application Equipment
• lubrication application and management systems	• Air Sentry®
• storage and filtration devices	• Guardian®
• Oil Safe®
• Whitmore RailTM

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

Competition – Our competition in the Industrial Products segment is varied. Competitors range from small entrepreneurial companies with a single product, to large multinational original equipment manufacturers (“OEMs”). In the specialty mechanical products category, we compete with Diversitech, Supco, Little Giant, Oatey, Mainline, Jay R. Smith and others. Most of our products are sold through distribution channels, and we compete in this channel based on breadth of product line, customer service and pricing. In the fire and smoke protection category, we compete with Won Door, Stoebich, McKeon and others, typically on the basis of product innovation, knowledge of building codes and customer service. In the architecturally-specified building products category, we compete primarily with Emseal, Inpro, and MM Systems on the basis of product innovation, price and driving architectural specifications. In the lubricant storage, filtration and transfer space, we compete with Des-Case, Hy-Pro, IFH and others on the basis of superior performance, brand strength and breadth of product line.

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

Specialty Chemicals

Our Specialty Chemicals segment manufactures and supplies highly specialized consumables that impart or enhance properties such as lubricity, anti-seize qualities, friction, sealing and heat control. In addition, the segment includes penetrants, pipe thread sealants, firestopping sealants and caulks and adhesives/solvent cements, which are primarily blended at our facilities to create proprietary premium products. These highly-specialized products are typically used in harsh operating conditions, including extreme heat and pressure and chemical exposure, where commodity products would fail. These products protect and extend the working life of large capital equipment such as cranes, rail systems, mining equipment, oil rigs and rotating and grinding equipment found in various industrial segments such as steel mills, canning and bottling, mining and cement. Additionally, our Specialty Chemicals segment blends and supplies specialty products used in the plumbing and building markets. These products enhance, repair or condition the internal working systems of both industrial and residential systems and are critical to ensuring safe, efficient and effective long-term operational integrity. The Specialty Chemicals segment also supplies products and services into the water well treatment space, which includes testing services and diagnosis of current conditions, coupled with consumable solutions to resolve any identified problems.

Our key product types and brand names are shown below:

PRODUCT TYPES	BRAND NAMES
• chemical sealants to stop air-conditioning refrigerant leaks	• BioRail®
• engineered specialty thread sealants designed to seal and secure metal	• Caliber®
• oil field anti-seize products for drilling and conveyance piping	• Deacon®
• open gear specialty lubricants for heavy equipment	• Decathalon®
• railroad track lubricants, conditioners and positive friction consumables	• DesolvTM
• solvent cements and fire stop caulks	• Envirolube®
• specialty lubricants for various industrial applications	• Gearmate®
• specialty sealants for high temperature applications	• KATS Coatings®
• water well treatment products and services	• KOPR-KOTE®
• Jet-Lube®
• Leak Freeze®
• Matrix®
• Medallion
• Metacaulk®
• No. 5®
• ParagonTM
• RailArmor®
• RenewzTM
• Sterilene®
• Surstik®
• Surtac®
• T Plus 2®
• TOR Armor®
• Tru-BluTM
• UnicidTM
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

Organic Revenue Growth Platform and Optimizing Performance

We focus on developing our presence in end markets with strong growth trends, continuously evaluating the potential uses of existing products to broaden end market penetration. We historically have a loyal customer base that recognizes the performance results and quality of our products and solutions. Further, our customer base is diverse. For the year ended March 31, 2021, no single customer represented 10% or more of our net revenues.

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

Focus on Inorganic Growth Investment with Proven Track Record

We believe our experience in identifying, completing and integrating acquisitions is one of our core competitive strengths, as evidenced by our portfolio of more than 10 acquisitions completed since the inception of the Company. Historically, we have pursued product-line acquisitions with relatively low integration risk that have the potential to benefit from our extensive distribution network and manufacturing efficiencies. More recently, we began targeting commercially-proven products and solutions that are attractive in our existing end markets where we can drive revenue growth and improved profitability and cash flow.

In the third quarter of the fiscal year ended March 31, 2021, we acquired T.A. Industries, Inc. (“TRUaire”), a leading manufacturer of grilles, registers, and diffusers for the residential and commercial HVAC/R end market, based in Santa Fe Springs, California. In the fourth quarter of the fiscal year ended March 31, 2019 and in early fiscal year 2020, we acquired two companies: MSD Research, Inc. ("MSD"), including its leading All-Access® line of air conditioning condensate switches and line cleanouts; and Petersen Metals, Inc. ("Petersen"), a designer, manufacturer and installer of engineered railings and safety systems for institutional and commercial structures in the Southeast U.S. We invested over $400 million for all three acquisitions. We did not complete any acquisitions during the fiscal year ended March 31, 2018.

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

Amid the novel coronavirus ("COVID-19") pandemic, we have worked closely with our customers to provide them with the products and services that they need to continue conducting their operations. This includes ensuring that our supply chains are secure, that we maintain an adequate level of inventory to meet our customers' needs and that we remain able to operate our facilities at the levels required to meet customer demand.

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

Raw Materials and Suppliers

Our products are manufactured using various raw materials, including base oils, copper flake, steel, aluminum, polyvinyl chloride and tetra-hydrofuran. These raw materials are available from numerous sources, and we do not depend on a single source of supply for any significant amount of raw materials. We are continuing to monitor the effect of the COVID-19 pandemic on raw materials in our supply chain, along with the related impact on our end markets, both of which are causing supply chain disruptions for many companies. While we do not currently anticipate significant shortages of raw materials, the long-term impact of these events is uncertain and may cause isolated disruptions or generalized inefficiencies in our raw materials supply chain in the short term. In an effort to drive efficient margins, we generally purchase raw materials and components as needed.

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

Human Capital Management

We believe that our employees are our most valuable assets and that our skilled, engaged workforce provides us with a competitive advantage. As part of our commitment to our employees, we provide a safe work environment, ongoing training and professional development, competitive compensation and a generous health and retirement benefits package that includes paid time off, health and wellness care and available paid college tuition.

As of March 31, 2021, we employed approximately 2,300 individuals within our continuing operations globally. Regionally, approximately 900 of our employees are in North America, approximately 1,400 are in Asia Pacific, and approximately 10 are in Europe, the Middle East and Africa. Our workforce is made up of approximately 400 salaried employees and 1,900 hourly employees. Of these employees, approximately 1% of our U.S. workforce is represented by unions. We also have an employee works council in Vietnam. We believe relations with our employees throughout our operations are generally positive, including those employees represented by unions or works councils. No unionized facility accounted for more than 10% of our consolidated revenues for the fiscal year ended March 31, 2021.

Workplace Health and Safety

We are committed to creating and maintaining a safe, healthy working environment, and we have developed a health and safety program that focuses on implementing policies and training programs to ensure all employees understand this commitment. Our health and safety strategies are consistently reviewed and updated as changes occur in our business, and employees are empowered to identify and report safety concerns and take corrective actions. Safety awareness and employee engagement programs have been implemented at the Company’s facilities and have generated meaningful reductions in workplace safety incidents.

The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect our workforce so they can more safely and effectively perform their work. We manufacture products which are deemed essential to the critical infrastructure and all production sites have continued operating during the COVID-19 pandemic. As such, we have invested in creating physically safe work environments for our employees. Our health and safety focus is evident in our response to the COVID-19 pandemic and includes the following:
•adding work from home flexibility
•encouraging those who are sick or have symptoms to stay home
•increasing cleaning protocols across all locations
•regular communications regarding health and safety protocols and procedures
•establishing physical distancing and personal protective equipment procedures for employees
•providing masks and cleaning supplies

•implementing protocols to address actual and suspected COVID-19 cases and potential exposure
•limiting non-essential domestic and international travel for all employees

Training, Development and Ethics

Consistent with our belief that our employees are our most valuable assets, developing our people is a critical aspect of our culture. Successful execution of the Company's strategy depends on attracting and retaining highly qualified individuals. We provide developmental opportunities to help our employees build the skills necessary to reach their career goals, including on-the-job training, online learning, professional memberships, and leadership and management training. To help our employees see how their efforts contribute to our Company’s overall success, we utilize a robust performance management process and provide regular feedback to increase engagement and maximize talent development efforts.

Our core values of integrity, respect, excellence, stewardship, citizenship, accountability and teamwork form the foundation for our decentralized, entrepreneurial culture, and our Code of Business Conduct represents our shared commitment to living out these core values with the highest level of ethical conduct. All our employees across the globe, including our executive officers, are required to abide by our Code of Business Conduct to ensure that our business is conducted in a consistently legal and ethical manner. Our Code of Business Conduct covers many topics, including conflicts of interest, anticorruption, financial reporting, confidentiality, insider trading, antitrust and competition law, cybersecurity and information security, appropriate use of social media, and respect in the workplace. All our employees receive training on all topics addressed in our Code of Business Conduct every year through on-line and in-person training, and are required to certify that they will comply with the Code.

Compensation and Benefits

We strive to support both the short-term and long-term well-being of our employees. This commitment extends to the communities in which our employees live, where we are positive, active corporate citizens. A key element of employee well-being is providing pay and benefits for our employees that are competitive and equitable based on local markets. We believe it is important to reward employees with competitive pay and benefits to recognize professional excellence and career progression.

Our employees are all eligible to participate in Company-subsidized medical, dental, vision, life and long-term disability insurance plans. We also provide employees with a paid supplemental life and accident insurance plan. We offer employees the opportunity to contribute to a Flexible Spending Account and a Health Savings Account. As part of our employee wellness program, and in an effort to encourage employees to participate, we provide financial incentives to our employees who choose to participate. Our retirement savings program includes a defined contribution plan plus an employee stock ownership plan ("ESOP") through which our employees collectively own approximately 5% of our company. We believe this ESOP strongly aligns the interests of our employees with those of our stockholders.

Diversity and Inclusion

We are committed to promoting equal employment opportunity in all of our operations. We also believe that a truly innovative workforce needs to be diverse and leverage the skills and perspectives of a broad range of backgrounds and experiences. It is our policy, specifically noted in the Company’s Code of Business Conduct, that we do not tolerate discrimination for any reason, including without limitation race, color, religion, martial status, gender, gender identity, veteran status, sexual orientation, disability or perceived disability, whether or not such discrimination violates law. It is also our policy to comply fully with all laws prohibiting discrimination and promoting opportunity and advancement in employment. This policy extends to all aspects of employment opportunity including recruitment, hiring, compensation, benefits, promotion, transfer, layoff, recall, reduction in force, termination, retirement, placement, training and all other privileges, terms and conditions of employment. These initiatives align with our goal of creating a positive and dynamic workplace where all employees can flourish.

Government Regulations

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

Available Information

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

Also available on our website are our Corporate Governance Guidelines and Code of Business Conduct, as well as the charters for the Audit, Compensation & Talent Development, and Nominating & Corporate Governance Committees of our Board of Directors and other important governance documents. All of the foregoing may be obtained through our website noted above and are available in print without charge to stockholders who request them. The information on or accessible through our website is not incorporated by reference into, or otherwise made part of, this Annual Report or any other document we file with or furnish to the SEC.

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

Market, Economic and Geopolitical Risks

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

The cyclical nature of the supply and demand balance of certain end markets that we serve, including manufacturing, construction, energy and mining, poses risks to us that are beyond our control and can affect our operating results. These markets are highly competitive; are driven to a large extent by end-use markets; and may experience overcapacity, all of which may affect demand for and pricing of our products and result in volatile operating results and cash flows over our business cycle. Our operations and earnings may also be significantly affected by changes in oil, gas and petrochemical prices and drilling activities, which depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. Additionally, the cyclical nature of these end markets could be further exaggerated or interrupted by the effects of the COVID-19 pandemic, which in turn could significantly affect demand for our products. Product demand may not be sufficient to utilize current or future capacity. Excess industry capacity may continue to depress our volumes and margins on some products. Our operating results, accordingly, may be volatile as a result of excess industry capacity, as well as from rising energy and raw materials costs.

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

Climate change could have an adverse effect on our business.

While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks wherever business is conducted, and climate change could create physical and financial risk to our business. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as floods, tornados or hurricanes), limitations on availability in water and reliable energy, and the health and well-being of individuals in communities where we conduct business. Additionally, climate change-driven environmental and social regulations may negatively impact our business, our customers or our suppliers, in terms of availability and cost of natural resources, product demand or manufacturing. Such events have the potential to disrupt our business, our third-party suppliers or the businesses of our customers, which in turn could have an adverse effect on our financial condition and results of operations.

Business, Operations and Human Capital Risks

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

Our international sales and manufacturing operations, including our use of third party manufacturers for certain products that we sell, involve inherent risks that could result in harm to our business.

We have worldwide sales and manufacturing operations, including in North America, Europe, the Middle East, Australia and Asia. We also use third parties to manufacture certain of our products, most of which are located in jurisdictions outside the United States, including China. Foreign sales and manufacturing are subject to a number of risks, including political and economic uncertainty, social unrest, sudden changes in laws and regulations (including those enacted in response to pandemics), ability to enforce existing or future contracts, labor shortages and work stoppages, natural disasters, currency exchange rate fluctuations, transportation delays or loss or damage to products in transit, expropriation, nationalization, compliance with foreign laws and changes in domestic and foreign governmental policies, including the imposition of new or increased tariffs and duties on exported and imported products.

To the extent that we rely on independent third parties to perform sales and manufacturing functions, we do not directly control their activity, including product delivery schedules and quality assurance, which may result in product shortages or quality assurance problems that could delay shipments of products, increase manufacturing, assembly, testing or other costs, or diminish our brand recognition or relationships with our customers. If a third party sales representative or manufacturer experiences capacity constraints or financial difficulties, suffers damage to its facilities, experiences power outages, natural disasters, labor shortages or labor strikes, or any other disruption, we may not be able to obtain alternative resources in a timely manner or on commercially acceptable terms. Any of these factors could negatively affect our business, results of operations and financial condition.

Loss of key suppliers, the inability to secure raw materials on a timely basis, or our inability to pass commodity price increases on to customers could have an adverse effect on our business.

Materials used in our manufacturing operations are generally available on the open market from multiple sources. However, some of the raw materials we use are only available from a limited number of sources. Accordingly, any disruptions to a critical suppliers' operations could have a material adverse effect on our business and results of operations. We are closely monitoring the impact of the COVID-19 pandemic and other macroeconomic conditions on our supply chain, which is causing supply chains for many companies to be interrupted, slowed or temporarily rendered inoperable. While we believe many challenges are temporary and can be managed in the near-term, our business and results of operations could be materially adversely affected by prolonged or increasing supply chain disruptions. Availability and cost of raw materials could be affected by a number of factors, including the condition of the energy industry and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates; and phases of the general business cycle and global demand. We may be unable to pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.

We rely on independent distributors as a channel to market for many of our products. Termination of a substantial number of our distributor relationships or an increase in a distributor's sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We depend on the services of domestic and international independent distributors to sell our products and, in many cases, provide service and aftermarket support to end users of our products. Rather than serving as passive conduits for delivery of products, our distributors play a significant role in determining which of our products are available for purchase by contractors to service end users. While the use of distributors expands the reach and customer base for our products, the maintenance and administration of distributor relationships is costly and time consuming. The loss of a substantial number of our distributors, for any reason, including among others changing market conditions resulting from the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, results of operations or cash flows. In certain international jurisdictions, distributors are conferred certain legal rights that could limit our ability to modify or terminate distribution relationships.

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

We currently have insurance policies for certain business risks, which include property damage, business interruption, operational and product liability, transit, directors’ and officers’ liability, cybersecurity, industrial accident and other risks customary in the industries in which we operate. However, we may become subject to liability (including in relation to pollution, occupational illnesses, injury resulting from tampering, product contamination or degeneration or other hazards) against which we have not insured or cannot fully insure.

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

Cybersecurity breaches and other disruptions to our information technology systems could compromise our information, disrupt our operations, and expose us to liability, which may adversely impact our operations.

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

As a manufacturing company, we rely on a positive relationship with our employees to produce our products and maintain our production processes and productivity. As of March 31, 2021, we had approximately 2,300 full-time employees, of which approximately 22 were subject to collective bargaining agreements, and approximately 1,400 of which are located in Vietnam. If our workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted, or we could experience higher labor costs. In addition, if significant portions of our employees were to become unionized, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

Strategic Transactions and Investments Risks

Our acquisition and integration of businesses could negatively impact our financial results.

Inorganic growth is an important part of our strategic growth plans, and we seek to acquire businesses, some of which may be material, in pursuit of our plans. Acquiring businesses involves a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our financial statements:
•we may experience difficulty in identifying appropriate acquisition candidates;
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

Following the consummation of the TRUaire acquisition, we have become subject to a variety of risks relating to the business conducted by TRUaire, many of which we have already faced in our business and that are described in further detail within other risk factors. Some of the specific risks facing TRUaire include risks relating to the residential and commercial HVAC/R end market, including general conditions in the industry, changes in current or new regulations and legislation and potential structural changes in the industry; additional information technology risks, including cyber security and data privacy risks relating to TRUaire’s services; risks relating to intellectual property held or used by TRUaire; the ability of TRUaire’s services to adequately compete with the products and services offered by other companies, including through attracting new customers and retaining or selling additional products and service offerings to existing customers; risks relating to current and future legal proceedings involving TRUaire; risks relating to labor and employment, including employee relations and the potential loss of key personnel; risks relating to manufacturing products and operating in Vietnam, including environmental, health and safety laws, uncertainty of local laws and possible economic or political disruption; risks relating to U.S. trade policies; and risks relating to foreign currency exchange rates.

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

We may be unable to successfully execute and realize the expected financial benefits from strategic initiatives.

From time to time, our business has engaged in strategic initiatives, and such activities may occur in the future. These efforts have included consolidating manufacturing facilities, rationalizing our manufacturing processes, and more recently, establishing a joint venture within our Specialty Chemicals segment.

While we expect meaningful financial benefits from our strategic initiatives, we may not realize the full benefits expected within the anticipated time frame. Adverse effects from strategy-driven organizational change could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Additionally, our ability to fully realize the benefits and implement strategic initiatives may be limited by certain contractual commitments. Moreover, we may incur substantial expenses in connection with the execution of strategic plans in excess of what is forecasted. Further, strategic initiatives can be a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.

Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would materially adversely affect our results of operations and financial condition.

From time to time, we acquire businesses, following careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgments in determining acquisition price. After acquisition, such assumptions and judgments may prove to be inaccurate due to a variety of circumstances, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Additionally, actual operating results for an acquisition may vary significantly from initial estimates. As of March 31, 2021, we had goodwill of $218.8 million recorded in our consolidated balance sheet, the majority of which was recorded in connection with the TRUaire acquisition. We evaluate the recoverability of recorded goodwill annually, as well as when we change reporting units and when events or circumstances indicate the possibility of impairment. Because of the significance of our goodwill and other intangible assets, a future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on our accounting policies related to goodwill, see our discussion under Note 1 to our consolidated financial statements in Item 8 of this Annual Report.

Financial Risks

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

In the event we incur additional indebtedness, the risks described above could increase. In addition, certain or our variable rate indebtedness use the London Inter-bank Offered Rate ("LIBOR") as a benchmark for establishing the rate of interest. LIBOR has been the subject of national, international, and other regulatory guidance and proposals for reform, and it is currently expected that LIBOR will be discontinued after June 2023. While our material financing agreements indexed to LIBOR provide for an alternative base rate that could be applied in the event that LIBOR is discontinued, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR. We intend to monitor developments with respect to the phasing out of LIBOR and will work to minimize the impact of any LIBOR transitions. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of variable rate indebtedness.

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

Our operations are conducted in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed, besides the U.S. dollar, are primarily the Australian dollar, the British pound, the Canadian dollar and the Vietnamese Dong. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future for a variety of reasons, including general economic conditions and event-driven circumstances. For example, the dynamics and uncertainties associated with the U.K.'s exit from the European Union ("Brexit") could produce significant fluctuations in global currency exchange rates. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts.

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

Our future effective tax rates could be adversely affected by changes in tax laws, regulations, accounting principles or interpretations thereof, which can impact our current and future years' tax provision. The effect of such tax law changes or regulations and interpretations, as well as any additional tax reform legislation in the U.S., U.K, Canada, Australia, Vietnam or elsewhere, could have a material adverse effect on our business, financial condition and results of operations. In addition, we are also subject to periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. As of March 31, 2021, we had a reserve of $13.2 million relating to uncertain tax positions, and taxing authorities may disagree with the positions we have taken regarding the tax treatment or characterization of our transactions. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business, financial condition and results of operations.

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

Legal and Regulatory Risks

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

We consider the many manufacturing and R&D facilities, distribution centers, warehouses, offices and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table presents our principal physical locations by segment and excludes facilities classified as discontinued operations.

Location	Use	Segment	Square Footage	Owned/Leased
Boise, Idaho	Manufacturing, Office and R&D	Industrial Products	42,000	Leased
Dong Nai, Vietnam	Manufacturing and Office	Industrial Products	634,000	Owned
Fall River, Massachusetts	Manufacturing and Office	Both	140,200	Leased
Greenwood, Indiana	Distribution Center & Office	Industrial Products	54,000	Leased
Houston, Texas	Manufacturing, Office, R&D and Warehouse	Both	253,900	Owned
Houston, Texas	Distribution Center & Office	Industrial Products	150,000	Leased
Hudson, Florida	Manufacturing, Office and R&D	Industrial Products	40,000	Leased
Jacksonville, Florida	Distribution Center & Office	Industrial Products	217,000	Leased
North East, Maryland	Distribution Center & Office	Industrial Products	150,000	Leased
Rockwall, Texas	Manufacturing, Office, R&D and Warehouse	Both	227,600	Owned
Santa Fe Springs, California	Distribution Center & Office	Industrial Products	240,000	Leased
Wichita, Kansas	Manufacturing and Office	Industrial Products	42,800	Owned
Windsor, Ontario, Canada	Manufacturing, Office and R&D	Industrial Products	42,000	Leased
We believe that our facilities are adequate for our current operations. We may endeavor to selectively reduce or expand our existing lease commitments as circumstances warrant. See Note 8 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding our lease obligations.

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

Holders

As of May 12, 2021, there were 413 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Issuer Purchases of Equity Securities

Note 11 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase program. No shares were repurchased during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
				(in millions)
January 1 - 31	—	$—	—	$100.0
February 1 - 28	—	—	—	100.0
March 1 - 31	—	—	—	100.0
	—		—

Stock Performance Chart

The following graph compares the cumulative total shareholder return on our common stock from April 1, 2016 (the date on which our common shares began "regular way" trading on the Nasdaq Global Select Market) through March 31, 2021 compared with the Russell 2000 Index, of which CSWI is a component, and a composite custom peer group, selected on an industry basis. The graph assumes that $100 was invested at the market close on April 1, 2016 and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The custom peer group consists of the following:

Astec Industries, Inc.	Futurefuel Corp.	Landec Corporation	Quaker Chemical Corp.
Chase Corporation	Gorman-Rupp Co.	Littelfuse, Inc.	Tredegar Corp.
Columbus McKinnon Corp	Innospec Inc.	LSB Industries, Inc.	WD-40 Company
CTS Corporation	Koppers Holdings Inc.	Methode Electronics, Inc.
Flotek Industries, Inc.	Kraton Corp.	NN, Inc.

Omnova Solutions Inc. was removed from the custom peer group as it was acquired by Synthomer plc in 2020 and its shares are no longer publicly traded.

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

$500
$400
$300
$200
$100
$—
04/01/16
03/31/17
03/30/18
03/29/19
03/31/20
03/31/21
CSWI
Russell 2000
Custom Peer Group

ITEM 6: SELECTED FINANCIAL DATA

	Year Ended March 31,
Amounts in thousands, except per share data)	2021	2020	2019	2018	2017
RESULTS OF OPERATIONS	(a), (b)	(c), (d)	(e), (f)	(g)	(h)
Revenues, net	$419,205	$385,871	$350,155	$326,222	$287,460
Gross profit	184,800	177,050	161,370	147,940	128,956
Selling, general and administrative expenses	(125,330)	(110,032)	(100,930)	(98,281)	(95,601)
Operating income	59,470	66,067	60,440	49,659	32,040
Interest expense, net	(2,383)	(1,331)	(1,442)	(2,317)	(2,695)
Provision for income taxes	(10,830)	(12,784)	(15,389)	(15,565)	(14,360)
Income from continuing operations	40,288	44,817	46,052	32,682	17,800
Diluted earnings per share - continuing operations	$2.66	$2.95	$2.96	$2.09	$1.12
Cash dividends per share	$0.54	$0.54	$—	$—	$—

FINANCIAL CONDITION
Working capital	$131,805	$90,899	$102,095	$82,713	$108,547
Total assets	874,957	369,245	352,632	340,816	398,427
Total debt	242,337	10,898	31,459	24,020	73,207
Retirement obligations and other liabilities	138,420	23,021	8,092	6,738	14,844
Total equity	412,013	276,741	263,686	265,765	272,438
(a)Result of operations in the year ended March 31, 2021 included transaction expenses related to the TRUaire acquisition and the formation of a joint venture within our Specialty Chemicals segment of $10.4 million ($8.8 million, net of tax).
(b)Result of operations in the year ended March 31, 2021 included an indemnification expense of $5.0 million ($0.3 million net benefit after considering a tax benefit of $5.3 million resulting from the release of the relevant tax contingency reserves) due to the partial release of a tax indemnification asset related to the TRUaire acquisition.
(c)Result of operations in the year ended March 31, 2020 included a charge of $6.5 million ($5.0 million, net of tax) resulting from the termination of our qualified U.S. defined benefit pension plan.
(d)Results of operations and financial condition for the year ended March 31, 2020 reflect the adoption of ASU No. 2016-02 "Leases (Topic 842)," as amended.
(e)Results of operations in the year ended March 31, 2019 included gains of $2.6 million ($1.9 million, net of tax) on sales of property, plant and equipment used in operations and $1.5 million ($2.4 million including tax benefit resulting from tax basis loss) on sales of non-operating assets.
(f)Results of operations for the year ended March 31, 2019 reflect the adoption of ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)," as amended.
(g)Results of operations for the year ended March 31, 2018 included costs of $1.4 million ($0.9 million, net of tax) resulting from restructuring and realignment initiatives.
(h)Results of operations for the year ended March 31, 2017 included costs of $6.6 million ($4.3 million, net of tax) resulting from restructuring and realignment initiatives.

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

EXECUTIVE OVERVIEW

Our Company

We are a diversified industrial growth company with well-established, scalable platforms and domain expertise across two segments: Industrial Products and Specialty Chemicals. Our broad portfolio of leading products and systems provides performance optimizing solutions to our customers, helping contractors do their jobs better, faster and easier; making buildings safer and more aesthetically pleasing; protecting valuable assets from corrosion; and improving the reliability of mission critical equipment. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), grilles, registers and diffusers, building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial. Our manufacturing operations are concentrated in the United States ("U.S."), Canada and Vietnam, and we have distribution operations in U.S., Australia, Canada and the United Kingdom ("U.K."). Our products are sold directly or through designated channels both domestically and internationally.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5, KOPR-KOTE, Jet-Lube, Smoke Guard, Safe-T-Switch, Mighty Bracket, Balco, Whitmore Rail, Air Sentry, Oil Safe, Deacon, Leak Freeze, Greco and TRUaire.

Business Developments

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of the previously announced joint venture with Pennzoil-Quaker State Company dba SOPUS products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business. The formation was consummated through a transaction in which Whitmore sold to Shell a 50% interest in a wholly-owned subsidiary (containing certain existing operating assets) in exchange for consideration of $13.7 million from Shell in the form of cash and intangible assets.

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

The COVID-19 pandemic continues to have an impact on human health, the global economy and society at large. The pandemic and its resulting impacts had an adverse impact on our financial results in the fiscal year ended March 31, 2021, as compared with the prior year, most notably within the first and second quarters of fiscal 2021. While the COVID-19 pandemic has contributed to increased demand in certain parts of our business, including the HVAC/R end market, we expect our overall results of operations and financial condition to continue to be adversely impacted through the duration of the pandemic when compared to pre-pandemic periods. Despite strong demand in certain of our end markets and signs of recovery in others, we cannot reasonably estimate the magnitude or length of the pandemic’s adverse impact, including the effects of any vaccine or its ultimate impact on our business or financial condition, due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic and (2) the continued potential for short and long-term impacts on our facilities and employees, customer demand and supply chain.

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

Our Markets

HVAC/R

The HVAC/R market is our largest market served and it represented approximately 42% and 31% of our net revenues in the years ended March 31, 2021 and 2020, respectively. We provide an extensive array of products for installation, repair and maintenance of HVAC/R systems that includes condensate switches, pans and pumps, grilles, registers and diffusers, refrigerant caps, line set covers and other chemical and mechanical products. The industry is driven by replacement and repair of existing HVAC/R systems, as well as new construction projects. New HVAC/R systems are heavily influenced by macro trends in building construction, while replacement and repair of existing HVAC/R systems are dependent on weather and age of unit. The HVAC/R market tends to be seasonal with the peak sales season beginning in March and continuing through August. Construction and repair is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to such contractors.

Architecturally-Specified Building Products

Architecturally-specified building products represented approximately 27% and 29% of our net revenues in the years ended March 31, 2021 and 2020, respectively. We manufacture and sell products such as engineered railings, smoke and fire protection systems, expansion joints and stair edge nosings for commercial buildings, multi-family housing, healthcare, education and government facilities. Sales of these products are driven by architectural specifications and safety codes. The sales process is typically long as these can be multi-year construction projects. The construction market, both commercial and multi-family, is a key driver for sales of architecturally-specified building products.

General Industrial

The general industrial end market represented approximately 10% and 13% of our net revenues in the years ended March 31, 2021 and 2020, respectively. We provide products focused on asset protection and reliability, including lubricants, desiccant breathers and fluid management products. The general industrial market includes the manufacture of chemicals, steel, cement, food and beverage, pulp and paper and a wide variety of other processed materials. We serve this market primarily through a network of distributors. The growth trajectory of the general industrial end market is expected to reflect a blended average of the aforementioned end use markets.

Plumbing

The plumbing market represented approximately 10% and 11% of our net revenues in the years ended March 31, 2021 and 2020, respectively. We provide many products to the plumbing industry including thread sealants, solvent cements, fire-stopping products, condensate switches and trap guards, as well as other mechanical products, such as drain traps. Installation is typically performed by contractors, and we utilize our global distribution network to drive sales of our products to contractors.

Energy

The energy market represented approximately 4% and 6% of our net revenues in the years ended March 31, 2021 and 2020, respectively. We provide market-leading lubricants and anti-seize compounds, as well as greases, for use in oilfield drilling activity and maintenance of oilfield drilling and valve related equipment. We sell our products primarily through distributors that are strategically situated near the major oil and gas producing areas across the globe. The outlook for the energy industry is heavily dependent on the global demand expectations from developed and emerging economies, as well as oil price and local government policies relative to oil exploration, drilling, storage and transportation.

Rail

The rail market represented approximately 4% and 6% of our net revenues in the years ended March 31, 2021 and 2020, respectively. We provide an array of products into the rail industry, including lubricants and lubricating devices for rail lines, which increase efficiency, reduce noise and extend the life of rail equipment such as rails and wheels. We leverage our technical expertise to build relationships with key decision-makers to ensure our products meet required specifications. We sell our products primarily through a direct sales force, as well as through distribution partners. End markets for Rail include Class 1 Rail as the primary end market in North America and Transit Rail as the primary end market in all other geographies. Cyclical product classes such as farm products and petrochemical products can also impact volumes in Class 1 Rail. While coal transport is diminishing demand for Class 1 Rail in North America, global investment in Transit Rail systems is expected to more than offset this decline.

Mining

The mining market represented approximately 3% and 4% of our net revenues in the years ended March 31, 2021 and 2020, respectively. Across the globe, we provide market-leading lubricants to open gears used in large mining excavation equipment, primarily through direct sales agents, as well as a network of strategic distributors. The North American mining industry is heavily weighted toward coal production and has experienced headwinds due to continued decline in domestic coal demand, partially mitigated by the seaborne coal export market. Globally, coal demand has been robust, and focused efforts in coal markets outside of the U.S., coupled with enhanced focus on markets such as iron, gold, diamonds and uranium in Southeast Asia, South America, Africa and Russia, have delivered growth that has generally offset the weakness in North American coal demand. Outside of coal, the mining market tends to move with global industrial output as basic industrial metals such as copper, tin, aluminum, and zinc, which are critical inputs to many industrial products.

Our Outlook

We expect to maintain a strong balance sheet in fiscal year 2022, which provides us with access to capital through our cash on hand, internally-generated cash flow and availability under our revolving credit facility. Our capital allocation strategy continues to guide our investing decisions, with a priority to direct capital to the highest risk adjusted return opportunities, within the categories of organic growth, strategic acquisitions and the return of cash to shareholders through our share repurchase and dividend programs. With the strength of our financial position, we will continue to invest in financially and strategically attractive expanded product offerings, key elements of our long-term strategy of targeting long-term profitable growth. We will continue to invest our capital in maintaining our facilities and in continuous improvement initiatives. We recognize the importance of, and remain committed to, continuing to drive organic growth, as well as investing additional capital in opportunities with attractive risk-adjusted returns, driving increased penetration in the end markets we serve.

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

The operations of TRUaire have been included in our consolidated results of operations and in the operating results of our Industrial Products segment since December 15, 2020, the effective date of the acquisition. The operations of Petersen Metals, Inc. ("Petersen") have been included in our consolidated results of operations and in the operating results of our Industrial Products segment since April 2, 2019, the effective date of the acquisition. The operations of MSD Research, Inc. ("MSD") have been included in our consolidated results of operations and in the operating results of our Industrial Products segment since January 31, 2019, the effective date of the acquisition. All acquisitions are described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Net Revenues

	Year Ended March 31,
(amounts in thousands)	2021	2020	2019
Revenues, net	$419,205	$385,871	$350,155

Net revenues for the year ended March 31, 2021 increased $33.3 million, or 8.6%, as compared with the year ended March 31, 2020. The increase was primarily due to the December 15, 2020 acquisition of TRUaire ($33.8 million or 8.8%). Excluding the acquisition impact, the organic sales remained relatively flat from the prior year with a slight sales decrease ($0.5 million in total or 0.1%) primarily due to decreased sales into general industrial ($9.0 million), energy ($7.5 million), rail ($5.5 million) and mining ($1.1 million) end markets, mostly offset by increased sales volumes into the HVAC/R ($22.2 million) and architecturally-specified building products ($2.0 million) end markets. Although the energy and mining end markets decreased over the prior fiscal year, those decreases occurred during the first nine months of the fiscal year, while the fourth fiscal quarter showed improvements as compared with the same period in the prior year. The plumbing end market experienced growth in the fourth fiscal quarter as compared with the same period in the prior year, offsetting the slight decreases in the first nine months of the fiscal year.

Net revenues for the year ended March 31, 2020 increased $35.7 million, or 10.2%, as compared with the year ended March 31, 2019. The increase was primarily due to recent acquisitions ($15.1 million or 4.3%) and organic sales increases ($20.6 million in total or 5.9%) driven by increased sales volumes into the HVAC/R ($12.0 million), plumbing ($3.2 million), architecturally-specified building products ($2.1 million), rail ($1.2 million), mining ($1.2 million) and general industrial ($0.9 million) end markets. Although the mining and rail end markets increased over the prior fiscal year, those increases occurred during the first nine months of the fiscal year, while the fourth fiscal quarter was relatively flat as compared with the same period in the prior year. The energy end market experienced growth in the first nine months of the fiscal year, but declines in the fourth fiscal quarter as compared with the same period in the prior year offset most of that growth.

Net revenues into the Americas, the Europe, Middle East and Africa ("EMEA") and the Asia Pacific regions represented approximately 93%, 4%, and 3%, respectively, of net revenues for the year ended March 31, 2021. Net revenues into the Americas, EMEA and the Asia Pacific regions represented approximately 90%, 6%, and 4%, respectively, of net revenues for both of the years ended March 31, 2020 and 2019. The presentation of net revenues by geographic region is based on the location of the customer. For additional information regarding net revenues by geographic region, see Note 19 to our consolidated financial statements included in Item 8 of this Annual Report.

Gross Profit and Gross Profit Margin

	Year Ended March 31,
(amounts in thousands, except percentages)	2021	2020	2019
Gross profit	$184,800	$177,050	$161,370
Gross profit margin	44.1%	45.9%	46.1%

Gross profit for the year ended March 31, 2021 increased $7.8 million, or 4.4%, as compared with the year ended March 31, 2020. The increase was primarily due to the TRUaire acquisition, partially offset by decreased gross margin and an $0.8 million gain on sales of property, plant and equipment in the prior year that did not recur. Gross profit margin for the year ended March 31, 2021 of 44.1% decreased from 45.9% for the year ended March 31, 2020, primarily due to the TRUaire acquisition, including a $3.5 million amortization related to the inventory fair value step-up, and increased freight and transportation costs in the fourth fiscal quarter.

Gross profit for the year ended March 31, 2020 increased $15.7 million, or 9.7%, as compared with the year ended March 31, 2019. The increase was primarily due to increased revenues, recent acquisitions and an $0.8 million gain on sales of property, plant and equipment, partially offset by a $2.6 million gain on sales of property, plant and equipment in the prior year period that did not recur. Gross profit margin for the year ended March 31, 2020 of 45.9% decreased from 46.1% for the year ended March 31, 2019, primarily attributable to product mix.

Selling, General and Administrative Expense

	Year Ended March 31,
(amounts in thousands, except percentages)	2021	2020	2019
Operating expenses	$125,330	$110,983	$100,930
Operating expenses as a % of revenues	29.9%	28.8%	28.8%

Selling, general and administrative expense for the year ended March 31, 2021 increased $14.3 million, or 12.9%, as compared with the year ended March 31, 2020. The increase was primarily due to transaction expenses related to the TRUaire acquisition ($7.8 million) and the formation of a joint venture in our Specialty Chemicals segment ($2.6 million), the inclusion of TRUaire's operations and employee severance costs ($0.7 million), partially offset by reduced spend on travel and entertainment expenses and a trademark impairment ($1.0 million) in the prior year that did not recur. The increase in operating expense as a percentage of sales was primarily attributable to transaction expenses discussed above.

Selling, general and administrative expense for the year ended March 31, 2020 increased $10.1 million, or 10.0%, as compared with the year ended March 31, 2019. The increase was primarily attributable to acquisitions ($3.2 million), and increased employee-related costs, as well as a net increase in trademark impairments and write-offs ($0.6 million). Operating expenses as a percentage of revenues for the year ended March 31, 2020 was comparable to the year ended March 31, 2019, as leverage on increased revenues was partially offset by increased employee-related costs.

Operating Income

	Year Ended March 31,
(amounts in thousands, except percentages)	2021	2020	2019
Operating income	$59,470	$66,067	$60,440
Operating margin	14.2%	17.1%	17.3%

Operating income for the year ended March 31, 2021 decreased by $6.6 million, or 10.0%, as compared with the year ended March 31, 2020. The decrease was a result of the $14.3 million increase in selling, general and administrative expense, partially offset by the $7.8 million increase in gross profit.

Operating income for the year ended March 31, 2020 increased by $5.6 million, or 9.3%, as compared with the year ended March 31, 2019. The increase was a result of the $15.7 million increase in gross profit, partially offset by the $10.1 million increase in selling, general and administrative expense as discussed above.

Other income and expense

Interest expense, net for the year ended March 31, 2021 increased $1.1 million to $2.4 million as compared with the year ended March 31, 2020, due to increased borrowing under our Revolving Credit Facility (described in Note 7 to our consolidated financial statements included in Item 8 of this Annual Report) to fund a portion of the purchase price for the TRUaire acquisition.

Interest expense, net for the year ended March 31, 2020 decreased $0.1 million to $1.3 million as compared with the year ended March 31, 2019, primarily due to an overall reduction in average outstanding debt under our Revolving Credit Facility, as well as lower interest rates.

Other expense, net decreased by $1.2 million for the year ended March 31, 2021 to expense of $6.0 million as compared with the year ended March 31, 2020. The decrease was primarily due to an indemnification expense of $5.0 million due to the partial release of a tax indemnification asset related to the TRUaire acquisition and loss arising from transactions in currencies other than our sites' functional currencies, entirely offset by a charge of $6.5 million resulting from the termination of our U.S. defined benefit pension plan and a lease termination cost of $0.5 million in the prior year that did not recur.

Other income (expense), net decreased by $9.6 million for the year ended March 31, 2020 to expense of $7.1 million as compared with the year ended March 31, 2019. The decrease was primarily due to a charge of $6.5 million resulting from the termination of our U.S. defined benefit pension plan, $1.8 million of gains on sales of non-operating assets in the prior year that did not recur, and a lease termination cost of $0.5 million.

Provision for Income Taxes and Effective Tax Rate

The provision for income taxes for the year ended March 31, 2021 was $10.8 million, representing an effective tax rate of 21.2%, as compared with the provision of $12.8 million, representing an effective tax rate of 22.2%, for the year ended March 31, 2020 and the provision of $15.4 million, representing an effective tax rate of 25.0%, for the year ended March 31, 2019. As compared with the statutory rate for the year ended March 31, 2021, the provision for income taxes was primarily impacted by the release of uncertain tax positions, which decreased the provision by $4.7 million and the effective rate by 9.2% offset by the state tax expense (net of federal benefits), which increased the provision by $2.4 million and the effective rate by 4.7% and additional non-deductible expenses, which increased the provision by $1.4 million and the effective rate by 2.8%.

As compared with the statutory rate for the year ended March 31, 2020, the provision for income taxes was primarily impacted by the state tax expense (net of federal benefits), which increased the provision by $1.9 million and the effective rate by 3.4%, and the release of uncertain tax positions, which decreased the provision by $1.6 million and the effective rate by 2.8%. Other items impacting the effective tax rate for the prior years include adjustments for the closing of the IRS audit for tax year ended March 31, 2017, foreign withholding tax paid during the tax year ended March 31, 2020 for prior year periods, and the reversal of a pension adjustment related to a former wholly-owned subsidiary for the tax period ended September 30, 2015, in which the statute of limitations expired.

We recorded total tax contingency reserves of $17.3 million, including unrecognized tax benefit of $13.6 million, accrued interest and penalty of $1.4 million and $2.3 million, respectively, through purchase accounting as a result of the TRUaire acquisition discussed in Note 2. During the three months ended March 31, 2021, a tax benefit of $5.3 million, including release of accrued interest ($0.6 million) and penalty ($0.6 million), was recognized as a result of receiving the audit closing letter from Internal Revenue Service related to calendar 2017, a pre-acquisition tax year. For the year ended March 31, 2021, the interest and penalties related to the uncertain tax position resulted in a net decrease of $0.9 million in income tax expense. We accrued interest and penalties on uncertain tax positions of $1.0 million and $1.8 million, respectively, as of the year ended March 31, 2021. We recognize accrued interest and penalties related to unrecognized tax benefits within our income tax provision.

We are currently under examination by the IRS for a short period return ending September 30, 2015 for a CSWI subsidiary company. Our federal income tax returns for the years ended March 31, 2020, 2019 and 2018 remain subject to examination.  Our income tax returns for TRUaire's pre-acquisiton periods including calendar years 2017, 2018 and 2019 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

As of both March 31, 2021 and 2020, we had no tax effected operating loss carryforwards net of valuation allowances. Net operating loss carryforwards will expire in periods beyond the next five years.

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

	Year Ended March 31,
(amounts in thousands, except percentages)	2021	2020	2019
Revenues, net	$289,416	$234,895	$205,931
Operating income	55,641	55,725	48,817
Operating margin	19.2%	23.7%	23.7%

Net revenues for the year ended March 31, 2021 increased $54.5 million, or 23.2%, as compared with the year ended March 31, 2020. The increase was primarily due to the TRUaire acquisition ($33.8 million or 14.4%) and organic sales increases ($20.7 million in total or 8.8%) driven by increased sales volumes into the HVAC/R ($20.3 million), architecturally-specified building products ($4.8 million) and plumbing ($1.4 million) end markets, partially offset by decreases in rail ($2.7 million) and general industrial ($3.1 million) end markets.

Net revenues for the year ended March 31, 2020 increased $29.0 million, or 14.1%, as compared with the year ended March 31, 2019. The increase was primarily due to recent acquisitions ($15.1 million or 7.3%) and organic sales increases ($13.9 million in total or 6.8%) driven by increased sales volumes into the HVAC/R ($12.0 million) and plumbing ($2.6 million) end markets, partially offset by a decline in the rail ($0.5 million) end market.

Operating income for the year ended March 31, 2021 decreased $0.1 million, or 0.2%, as compared with the year ended March 31, 2020. The decrease was primarily attributable to transaction expenses related to the TRUaire acquisition ($7.8 million), partially offset by increased revenues.

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

	Year Ended March 31,
(amounts in thousands, except percentages)	2021	2020	2019
Revenues, net	$129,789	$150,976	$144,224
Operating income	18,263	24,691	23,930
Operating margin	14.1%	16.4%	16.6%

Net revenues for the year ended March 31, 2021 decreased $21.2 million, or 14.0%, as compared with the year ended March 31, 2020. The decrease was primarily attributable to decreased sales volumes into the energy ($7.5 million), general industrial ($6.0 million), architecturally-specified building products ($2.8 million), rail ($2.7 million) and mining ($1.1 million) end markets.

Net revenues for the year ended March 31, 2020 increased $6.8 million, or 4.7%, as compared with the year ended March 31, 2019. The increase was primarily attributable to increased sales volumes into the architecturally-specified building products ($2.1 million), rail ($1.7 million), general industrial ($1.3 million), mining ($1.2 million) and plumbing ($0.6 million) end markets.

Operating income for the year ended March 31, 2021 decreased $6.4 million, or 26.0%, as compared with the year ended March 31, 2020. The decrease was primarily attributable to decreased sales and $2.6 million of transaction expenses related to the formation of a joint venture, partially offset by decreases in travel and personnel-related expenses and sales commissions.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Year Ended March 31,
(amounts in thousands)	2021	2020	2019
Net cash provided by operating activities, continuing operations	$66,254	$71,397	$68,159
Net cash used in investing activities, continuing operations	(289,889)	(21,982)	(10,415)
Net cash provided by (used in) financing activities	214,049	(57,151)	(39,273)

Existing cash, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2021 was $10.1 million, as compared with $18.3 million at March 31, 2020.

For the year ended March 31, 2021, our cash provided by operating activities from continuing operations was $66.3 million, as compared with $71.4 million and $68.2 million for the years ended March 31, 2020 and 2019, respectively.

•Working capital used cash for the year ended March 31, 2021 due to higher accounts receivable ($7.2 million), higher prepaid expenses and other current assets ($4.2 million) and higher inventories ($3.4 million), partially offset by higher accounts payable and other current liabilities ($13.9 million).

•Working capital provided cash for the year ended March 31, 2020 due to higher accounts payable and other current liabilities ($5.9 million) and lower prepaid expenses and other current assets ($4.0 million), mostly offset by higher accounts receivable ($8.0 million) and higher inventories ($1.7 million).

•Working capital used cash for the year ended March 31, 2019 due to higher inventory ($5.5 million) and higher accounts receivable ($3.8 million), partially offset by higher accounts payable and other current liabilities ($5.7 million).

Cash flows used in investing activities from continuing operations during the year ended March 31, 2021 were $289.9 million as compared with $22.0 million and $10.4 million for the years ended March 31, 2020 and 2019, respectively.

•Capital expenditures during the years ended March 31, 2021, 2020 and 2019 were $8.8 million, $11.4 million and $7.5 million, respectively. Our capital expenditures have been focused on enterprise resource planning systems, new product introductions, capacity expansion, continuous improvement, automation and consolidation of manufacturing facilities.

•During the year ended March 31, 2021 we acquired TRUaire for $286.9 million (after working capital adjustment) in cash consideration and stock consideration valued at $97.7 million, during the year ended March 31, 2020 we acquired Petersen for $11.8 million, and during the year ended March 31, 2019, we acquired MSD for $10.1 million, net of cash acquired, as discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Cash flows used in financing activities during the years ended March 31, 2021, 2020 and 2019 were $214.0 million, $57.2 million and $39.3 million, respectively. Cash outflows resulted from:

•Repayments on our lines of credit (as discussed in Note 7 to our consolidated financial statements included in Item 8 of this Annual Report) of $23.6 million, $28.1 million and $20.6 million during the years ended March 31, 2021, 2020 and 2019, respectively.

•Repurchases of shares under our share repurchase programs (as discussed in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report) of $7.7 million, $26.5 million and $45.6 million during the years ended March 31, 2021, 2020 and 2019, respectively.

•Dividend payments of $8.1 million and $8.1 million during the years ended March 31, 2021 and 2020, respectively. No dividends were paid during the years ended March 31, 2019.

Cash inflows resulted from borrowings on our Revolving Credit Facility of $255.0 million, $7.5 million and $28.0 million during the years ended March 31, 2021, 2020 and 2019, respectively.

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

FINANCING

Credit Facilities

See Note 7 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our indebtedness. We were in compliance with all covenants contained in our Revolving Credit Facility as of March 31, 2021.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness. This agreement is more fully described in Note 9 to our consolidated financial statements included in Item 8 and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual obligations for continuing operations at March 31, 2021 (in thousands):

	Payments due by Period (a)
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt obligations, principal	$561	$233,122	$1,122	$7,532	$242,337
Long-term debt obligations, interest	5,113	2,848	354	482	8,797
Operating lease obligations (b) (c)	9,551	17,919	17,571	26,518	71,559
Purchase obligations (d)	49,703	1,570	—	—	51,273
Total	$64,928	$255,459	$19,047	$34,532	$373,966

(a) The less than one-year category represents the year ended March 31, 2022, the 1-3 years category represents years ending March 31, 2023 and 2024, the 3-5 years category represents years ending March 31, 2025 and 2026 and the greater than five years category represents years ending March 31, 2027 and thereafter.
(b) Sales taxes, value added taxes and goods and services taxes included as part of recurring lease payments, as well as variable maintenance and executory costs, are excluded from the amounts shown above.

(c) Operating lease and purchase obligations denominated in foreign currencies are projected based on the exchange rate in effect on March 31, 2021.
(d) Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable without penalty.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for uncertain tax positions that may be subject to challenge by various taxing authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For the year ended March 31, 2021, we had a net increase in our uncertain tax position of $9.7 million. This included an increase of $13.9 million primarily related to uncertain tax positions taken by TRUaire during pre-acquisiton periods, partially offset by a decrease of $4.2 million in uncertain tax positions. For the year ended March 31, 2021, the interest and penalties related to the uncertain tax position resulted in a net decrease of $0.9 million in income tax expense. For the year ended March 31, 2020, we had a net decrease in our uncertain tax position of $1.4 million. This included settlements of $0.2 million, increases of $0.1 million and a release of $1.3 million in federal uncertain tax positions. The interest and penalties related to the uncertain tax position resulted in a reduction of $0.4 million in income tax expense. For the year ended March 31, 2019, we had an immaterial change in our uncertain tax position due to negligible changes from settlements in the current and prior years. Our liability for uncertain tax positions contains uncertainties as management is required to make assumptions and apply judgments to estimate exposures associated with our tax positions.

As of March 31, 2021, we are currently under examination by the IRS for a short period return ending September 30, 2015 for a CSWI subsidiary company. Our federal income tax returns for the years ended March 31, 2020, 2019 and 2018 remain subject to examination.  Our income tax returns for TRUaire's pre-acquisiton periods including calendar years 2017, 2018 and 2019 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

While we believe we have adequately provided for any reasonably foreseeable outcome related to these matters, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Goodwill and Indefinite-Lived Intangible Assets

The initial recording of goodwill and intangible assets requires subjective judgements concerning estimates of the fair value of the acquired assets. We test the value of goodwill for impairment as of January 31 each year or whenever events or circumstances indicate such asset may be impaired.

The test for goodwill impairment involves significant judgement in estimating projections of fair value generated through future performance of each of the reporting units. The identification of our reporting units began at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.

Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We bypassed the qualitative assessment and proceeded directly to the quantitative test. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Our quantitative test performed as of January 31, 2021 indicated that no goodwill impairment loss should be recognized for the year ended March 31, 2021. There were no impairment loss recognized for the years ended March 31, 2020 and 2019, respectively.

We have indefinite-lived intangible assets in the form of trademarks and license agreements. We test these intangible assets for impairment at least annually as of January 31 or whenever events or circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future sales projections and terminal value growth rate. These inputs are considered non-recurring level three inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded impairment losses on intangible assets (excluding those related to discontinued operations) of $0, $1.0 million and $0 for the years ended March 31, 2021, 2020 and 2019, respectively.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of March 31, 2021, we had $232.0 million in outstanding variable rate indebtedness, after consideration of the interest rate swap. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. At March 31, 2021, we had an interest rate swap agreement that covered 4.3% of our $242.3 million of our total outstanding indebtedness. At March 31, 2021, we had $232.0 million in unhedged variable rate indebtedness with a weighted average interest rate of 2.11%. Each quarter point change in interest rates would result in a change of approximately $0.6 million in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net (losses) gains associated with foreign currency translation of $4.8 million, $(2.3) million and $(2.0) million for the years ended March 31, 2021, 2020 or 2019, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of $(0.9) million, $0.3 million and $0.4 million for the years ended March 31, 2021, 2020 or 2019, respectively, which are included in other income (expense), net on our consolidated statements of operations.

Based on a sensitivity analysis at March 31, 2021, a 10% change in the foreign currency exchange rates for the year ended March 31, 2021 would have impacted our income from continuing operations by less than 1%. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 20, 2021 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Acquired Identifiable Intangible Assets
As described in Note 2 of the consolidated financial statements, the Company completed its acquisition of T.A. Industries, Inc. (“TRUaire”) for a total purchase price of approximately $384.6 million on December 15, 2020. The Company’s accounting for the acquisition required the estimation of the fair value of assets acquired and liabilities assumed, which included a preliminary purchase price allocation of identifiable intangible assets of $202.5 million to customer lists and $43.5 million to a tradename. We have identified the valuation of customer lists and tradename to be a critical audit matter.

The principal consideration for our determination that the valuation of customer lists and tradename is a critical audit matter is the significant estimation uncertainty involved in determining fair value. The significant assumptions used to estimate the fair value of the identifiable intangible assets included the discount rates, royalty rate, and forecasted revenue growth rates and gross profit margins. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions and require significant auditor judgment in evaluating the reasonableness of the assumptions.

Our audit procedures related to the valuation of customer lists and tradename included the following, among others. We tested the design and operating effectiveness of the Company's internal controls over accounting for the TRUaire acquisition, including controls over the recognition and measurement of the customer lists and trade name intangible assets and management's judgments and evaluation of the underlying assumptions with regard to the valuation model applied.

We evaluated the significant assumptions used by comparing the forecasted revenue growth rates and gross profit margins to current industry and market trends and to the historical results of the acquired TRUaire business. In addition, we involved valuation specialists to assist in our evaluation of the valuation methodology and reasonableness of significant assumptions used by the Company. These procedures included developing a range of independent estimates for the discount rates and royalty rate and comparing those to the rates selected by management as well as performing sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the acquired customer lists and trade name intangible assets that would result from changes in the assumptions.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas
May 20, 2021

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands, except per share amounts)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$10,088	$18,338
Accounts receivable, net	96,695	74,880
Inventories, net	98,086	53,753
Prepaid expenses and other current assets	9,684	3,074
Total current assets	214,553	150,045
Property, plant and equipment, net	82,554	57,178
Goodwill	218,795	91,686
Intangible assets, net	283,060	46,185
Other assets	75,995	24,151
Total assets	$874,957	$369,245

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,444	$21,978
Accrued and other current liabilities	49,743	36,607
Current portion of long-term debt	561	561
Total current liabilities	82,748	59,146
Long-term debt	241,776	10,337
Retirement benefits payable	1,695	1,879
Other long-term liabilities	136,725	21,142
Total liabilities	462,944	92,504
Equity:
Common shares, $0.01 par value	161	159
Shares authorized – 50,000
Shares issued – 16,162 and 16,055, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	104,689	48,327
Treasury shares, at cost (511 and 1,311 shares, respectively)	(34,075)	(75,377)
Retained earnings	347,234	315,078
Accumulated other comprehensive loss	(5,996)	(11,446)
Total equity	412,013	276,741
Total liabilities and equity	$874,957	$369,245
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(Amounts in thousands, except per share amounts)	2021	2020	2019
Revenues, net	$419,205	$385,871	$350,155
Cost of revenues	(234,405)	(208,821)	(188,785)
Gross profit	184,800	177,050	161,370
Selling, general and administrative expenses	(125,330)	(110,032)	(100,930)
Impairment expenses	—	(951)	—
Operating income	59,470	66,067	60,440
Interest expense, net	(2,383)	(1,331)	(1,442)
Other (expense) income, net	(5,969)	(7,135)	2,443
Income before income taxes	51,118	57,601	61,441
Provision for income taxes	(10,830)	(12,784)	(15,389)
Income from continuing operations	40,288	44,817	46,052
Income (loss) from discontinued operations, net of tax	—	1,061	(478)
Net income	$40,288	$45,878	$45,574

Basic earnings (loss) per common share:
Continuing operations	$2.68	$2.98	$2.99
Discontinued operations	—	0.07	(0.03)
Net income	$2.68	$3.05	$2.96

Diluted earnings (loss) per common share:
Continuing operations	$2.66	$2.95	$2.96
Discontinued operations	—	0.07	(0.03)
Net income	$2.66	$3.02	$2.93

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(Amounts in thousands)	2021	2020	2019
Net income	$40,288	$45,878	$45,574
Other comprehensive (loss) income:
Foreign currency translation adjustments	4,791	(2,316)	(2,032)
Cash flow hedging activity, net of taxes of $(156), $265 and $72, respectively	587	(996)	(286)
Pension and other postretirement effects, net of taxes of $(34), $(682) and $177, respectively	72	2,595	(936)
Other comprehensive (loss) income	5,450	(717)	(3,254)
Comprehensive income	$45,738	$45,161	$42,320
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2018	$158	$(3,252)	$42,684	$233,650	$(7,475)	$265,765
Adoption of ASU 2016-09	—	—	—	(1,232)	—	(1,232)
Adoption of ASC 606	—	—	—	(692)	—	(692)
Adoption of ASU 2018-02	—	—	—	288	—	288
Share-based compensation	—	—	3,949	—	—	3,949
Stock activity under stock plans	—	(1,086)	—	—	—	(1,086)
Repurchase of common shares	—	(45,626)	—	—	—	(45,626)
Net loss	—	—	—	45,574	—	45,574
Other comprehensive loss, net of tax	—	—	—	—	(3,254)	(3,254)
Balance at March 31, 2019	$158	$(49,964)	$46,633	$277,588	$(10,729)	$263,686
Adoption of ASC 842	—	—	—	(206)	—	(206)
Share-based compensation	—	—	5,074	—	—	5,074
Stock activity under stock plans	1	1,451	(3,432)	—	—	(1,980)
Repurchase of common shares	—	(26,864)	—	—	—	(26,864)
Net income	—	—	—	45,878	—	45,878
Dividends	—	—	52	(8,182)	—	(8,130)
Other comprehensive loss, net of tax	—	—	—	—	(717)	$(717)
Balance at March 31, 2020	$159	$(75,377)	$48,327	$315,078	$(11,446)	$276,741
Share-based compensation	—	—	5,085	—	—	5,085
Stock activity under stock plans	2	(2,812)	(2)	—	—	(2,812)
Repurchase of common shares	—	(7,291)	—	—	—	(7,291)
Reissuance of treasury shares	—	51,405	51,232	—	—	102,637
Net income	—	—	—	40,288	—	40,288
Dividends	—	—	47	(8,132)	—	(8,085)
Other comprehensive income, net of tax	—	—	—	—	5,450	5,450
Balance at March 31, 2021	$161	$(34,075)	$104,689	$347,234	$(5,996)	$412,013
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(Amounts in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$40,288	$45,878	$45,574
Less: Income (loss) from discontinued operations, net of tax	—	1,061	(478)
Income from continuing operations	40,288	44,817	46,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,194	7,918	7,411
Amortization of intangible and other assets	13,843	6,927	6,425
Provision for inventory reserves	1,308	(28)	231
Provision for doubtful accounts	696	909	818
Share-based and other executive compensation	5,086	5,074	3,949
Net gain on disposals of property, plant and equipment	(23)	(833)	(4,320)
Pension plan termination expense	—	6,559	—
Net pension benefit	163	(121)	(416)
Impairment of intangible assets	—	951	—
Realized deferred taxes (Note 14)	—	—	10,419
Net deferred taxes	(1,737)	537	206
Changes in operating assets and liabilities:
Accounts receivable	(7,219)	(7,997)	(3,825)
Inventories	(3,377)	(1,653)	(5,537)
Prepaid expenses and other current assets	(4,246)	3,969	725
Other assets	(1,532)	29	920
Accounts payable and other current liabilities	13,856	5,884	5,704
Retirement benefits payable and other liabilities	(46)	(1,545)	(603)
Net cash provided by operating activities, continuing operations	66,254	71,397	68,159
Net cash used in operating activities, discontinued operations	—	(1,500)	(8,449)
Net cash provided by operating activities	66,254	69,897	59,710
Cash flows from investing activities:
Capital expenditures	(8,833)	(11,437)	(7,515)
Proceeds from sale of assets held for investment	6,152	—	3,905
Proceeds from sale of assets	30	1,292	3,295
Cash paid for acquisitions	(287,238)	(11,837)	(10,100)
Net cash used in investing activities, continuing operations	(289,889)	(21,982)	(10,415)
Net cash provided by investing activities, discontinued operations	—	1,538	7,356
Net cash used in investing activities	(289,889)	(20,444)	(3,059)
Cash flows from financing activities:
Borrowings on lines of credit	255,000	7,500	28,000
Repayments of lines of credit	(23,561)	(28,061)	(20,561)
Payments of deferred loan costs	(148)	—	—
Purchase of treasury shares	(10,489)	(28,460)	(46,712)
Proceeds from stock option activity	1,330	—	—
Dividends paid to shareholders	(8,083)	(8,130)	—
Net cash provided by (used in) financing activities	214,049	(57,151)	(39,273)
Effect of exchange rate changes on cash and equivalents	1,336	(615)	(2,433)
Net change in cash and cash equivalents	(8,250)	(8,313)	14,945
Cash and cash equivalents, beginning of period	18,338	26,651	11,706
Cash and cash equivalents, end of period	$10,088	$18,338	$26,651
Supplemental non-cash disclosure:
Cash paid during the year for interest	$1,875	$1,165	$1,302
Cash paid during the year for income taxes	14,021	8,873	2,888
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

The COVID-19 pandemic continues to have an impact on human health, the global economy and society at large. The pandemic and its resulting impacts had an adverse impact on our financial results in the fiscal year ended March 31, 2021, as compared with the prior year, most notably within the first and second quarters of fiscal 2021. While the COVID-19 pandemic has contributed to increased demand in certain parts of our business, including the HVAC/R end market, we expect our overall results of operations and financial condition to continue to be adversely impacted through the duration of the pandemic when compared to pre-pandemic periods. Despite strong demand in certain of our end markets and signs of recovery in others, we cannot reasonably estimate the magnitude or length of the pandemic’s adverse impact, including the effects of any vaccine or its ultimate impact on our business or financial condition, due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic and (2) the continued potential for short and long-term impacts on our facilities and employees, customer demand and supply chain.

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

Basis of Presentation – The consolidated financial position, results of operations and cash flows included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“Annual Report”) include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

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

Cash and Cash Equivalents – We consider all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. We maintain our cash and cash equivalents at financial institutions for which the combined account balances in individual institutions may exceed insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of insurance coverage. We had deposits in domestic banks of $6.1 million and $11.7 million at March 31, 2021 and 2020, respectively, and balances of $4.0 million and $6.6 million were held in foreign banks at March 31, 2021 and 2020, respectively.

Accounts Receivable, Allowance for Doubtful Accounts and Credit Risk – Trade accounts receivables are recorded at the invoiced amounts and do not bear interest. We record an allowance for credit losses on trade receivables that, when deducted from the gross trade receivables balance, presents the net amount expected to be collected. We estimate the allowance based on

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an aging schedule and according to historical losses as determined from our billings and collections history. This may be adjusted after consideration of customer-specific factors such as financial difficulties, liquidity issues or insolvency, as well as both current and forecasted macroeconomic conditions as of the reporting date. We adjust the allowance and recognize credit losses in the income statement each period. Trade receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible. Subsequent recoveries of amounts previously written off are reflected as a reduction to periodic credit losses in the income statement. Our allowance for expected credit losses for short-term receivables as of March 31, 2021 was $0.9 million, compared to $1.2 million as of March 31, 2020. The activity for the year ended March 31, 2021 included write off of trade receivables of $0.7 million for current period adjustments.

Credit risks are mitigated by the diversity of our customer base across many different industries and by performing creditworthiness analyses on our customers. Additionally, we mitigate credit risk through letters of credit and advance payments received from our customers. We do not believe that we have any significant concentrations of credit risk.

Inventories and Related Reserves – Inventories are stated at the lower of cost or net realizable value and include raw materials, supplies, direct labor and manufacturing overhead. Cost is determined using the last-in, first-out (“LIFO”) method for valuing inventories at most of our domestic operations. Our foreign subsidiaries and some domestic operations use either the first-in, first out method or the weighted average cost method to value inventory. Foreign inventories represent approximately 12% and 6% of total inventories as of March 31, 2021 and 2020, respectively.

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

Valuation of Goodwill and Intangible Assets – The value of goodwill is tested for impairment at least annually as of January 31 or whenever events or circumstances indicate such assets may be impaired. The identification of our reporting units began at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.

Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We bypassed the qualitative assessment and proceeded directly to the quantitative test. If the carrying value of a reporting unit exceeds it fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit base on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flows and market participants. No goodwill impairment loss was recognized as a result of the impairment tests for the years ended March 31, 2021, 2020 or 2019.

We have intangible assets consisting of patents, trademarks, customer lists and non-compete agreements. Definite-lived intangible assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In addition, we have other trademarks and license agreements that are considered to have indefinite lives. We test indefinite-lived intangible assets for impairment at least annually as of January 31 or whenever events or circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future sales projections and terminal value growth rate. These inputs are considered non-recurring Level III inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded an impairment of intangible assets of continuing operations of $0, $1.0 million and $0 for the years ended March 31, 2021, 2020 and 2019, respectively.

Property Held for Investment – One of our non-operating subsidiaries holds and manages a non-operating property, which is valued at lower of cost or market and disposed of as opportunities arise to maximize value.

Deferred Loan Costs – Deferred loan costs related to our credit facility, which are reported in other assets and consist of fees and other expenses associated with debt financing, are amortized over the term of the associated debt using the effective interest method.

Fair Values of Financial Instruments – Our financial instruments are presented at fair value in our consolidated balance sheets, with the exception of our long-term debt, as discussed in Note 7. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied.

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

Leases – We determine if a contract is or contains a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. Right-of-Use (“ROU”) assets and lease liabilities are initially recognized at the commencement date based on the present value of remaining lease payments over the lease term calculated using our incremental borrowing rate, unless the implicit rate is readily determinable. ROU assets represent the right to use an underlying asset for the lease term, including any upfront lease payments made and excluding lease incentives. Lease liabilities represent the obligation to make future lease payments throughout the lease term. As most of our operating leases do not provide an implicit rate, we apply our incremental borrowing rate to determine the present value of remaining lease payments. Our incremental borrowing rate is determined based on information available at the commencement date of the lease. The lease term includes renewal periods when we are reasonably certain to exercise the option to renew. The ROU asset is amortized over the expected lease term. Lease and non-lease components, when present on our leases, are accounted for separately. Leases with an initial term of 12 months or less are excluded from recognition in the balance sheet, and the expense for these short-term

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leases and for operating leases is recognized on a straight-line basis over the lease term. We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our consolidated income statements as the obligation is incurred. As of March 31, 2021, we did not have material leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development ("R&D") – R&D costs are expensed as incurred. Costs incurred for R&D primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in R&D activities. R&D costs included in selling, general and administrative expense were $4.5 million, $4.3 million and $4.3 millions for the years ended March 31, 2021, 2020 and 2019, respectively.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unremitted Earnings – During the fiscal quarter ended March 31, 2019, we lifted our assertion that the earnings of our United Kingdom ("U.K.") and Australian subsidiaries were indefinitely invested outside of the U.S. During the fiscal quarter ended September 30, 2020, we lifted our assertion that the earnings of our Jet Lube Canada subsidiary were indefinitely invested outside of the U.S. We assert that the foreign earnings of the U.K., Australian, Vietnam and Jet Lube Canada subsidiaries will be remitted to the U.S. through distributions. We still consider the earnings of our other Canadian subsidiaries indefinitely invested outside the U.S. as we have needs for working capital in our other Canadian entities. A provision was made for taxes that may become payable upon distribution of earnings from our U.K., Australian, Vietnam and Jet Lube Canada subsidiaries.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Discontinued Operations – During the third quarter of the fiscal year ended March 31, 2019, we committed to a plan to divest our Strathmore products business (the "Coatings business"). This determination resulted in the reclassification of the assets and liabilities comprising that business to assets held-for-sale, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented.

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

In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans," which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. This ASU is effective, on a retrospective basis, for fiscal years ending after December 15, 2020. We have adopted the standard and the required disclosure are reflected on our annual disclosures of the Company's defined benefit plans.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to LIBOR. This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective immediately; however, it is only available through December 31, 2022. The adoption is not expected to have a significant impact on our consolidated financial condition and results of operations.

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

The contractual consideration paid for TRUaire included cash of $284 million ($286.9 million after working capital and closing cash adjustments) and 849,852 shares of the Company’s common stock (valued at approximately $76.0 million at transaction signing on November 4, 2020) valued at $97.7 million at transaction close based on the closing market price of the Company's common shares on the acquisition date. The cash consideration was funded through a combination of cash on hand and borrowings under our revolving credit facility. The 849,852 shares of common stock delivered to the sellers as consideration were reissued from treasury shares.

Acquisition Consideration (Amounts in thousands, except for shares)
Cash (a)	$286,925
Common stock (849,852 shares)	97,656
Total consideration transferred	$384,581
(a) Amount includes working capital and closing cash adjustments, and excludes the $1.2 million received by the Company on April 1, 2021 as a result of the final working capital true-up adjustment pursuant to the purchase agreement.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The TRUaire acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). Pursuant to Topic 805, the Company allocated the TRUaire purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, December 15, 2020. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluation of the facts and circumstances available as of the acquisition date, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, is ongoing. As we complete further analysis of tangible assets, intangible assets and liabilities assumed, additional information impacting the assets acquired and the related allocation thereof, may become available. A change in information related to the net assets acquired may change the amount of the purchase price assigned to goodwill, and, as a result, the preliminary fair values set forth below are subject to adjustments when additional information is obtained and valuations are completed. Provisional adjustments, if any, will be recognized during the reporting period in which the adjustments are determined. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the Company's best initial estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

	Initial Estimated Fair Value	Measurement Period Adjustments	Updated Estimated Fair Value
Cash	$1,471	$—	$1,471
Accounts Receivable, net	13,467	—	13,467
Inventory	46,313	(1,300)	45,013
Short-Term Tax Indemnity Assets	5,000	—	5,000
Other Current Assets	1,285	1,041	2,326
Property, Plant and Equipment	28,832	(3,065)	25,767
Trade Name (indefinite life)	43,500	—	43,500
Customer Lists (useful life of 15 years)	194,000	8,500	202,500
Right-Of-Use Assets	49,040	—	49,040
Long-Term Tax Indemnity Assets	7,500	—	7,500
Other Long-term Assets	2,850	402	3,252
Accounts Payable	(4,074)	—	(4,074)
Accrued and Other Current Liabilities	(3,678)	(1,395)	(5,073)
Lease Liabilities - Short-Term	(4,811)	—	(4,811)
Deferred Tax Liabilities	(56,249)	(6,912)	(63,161)
Tax Contingency Reserve	(22,511)	5,190	(17,321)
Lease Liabilities - Long-Term	(45,369)	—	(45,369)
Estimated fair value of net assets acquired	256,566	2,461	259,027
Goodwill	129,169	(3,615)	125,554
Total Purchase Price	$385,735	$(1,154)	$384,581

Deferred tax liabilities were established to record the deferred tax impact of purchase price accounting adjustments, primarily related to intangibles assets. Tax contingency reserves relate to uncertain tax positions TRUaire took in the periods prior to the acquisition date.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the tax indemnification included in the purchase agreement of TRUaire, the seller has provided contractual indemnification to the Company for up to $12.5 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire by 2023. During the three months ended March 31, 2021, TRUaire received an audit closing letter from Internal Revenue Service related to calendar 2017, a pre-acquisition tax year. As a result of this, the relevant tax indemnification asset of $5.0 million was released in accordance with the purchase agreement. The release of the relevant uncertain tax position accrual of $5.3 million was recorded as an income tax benefit for the three months ended March 31, 2021, and the offsetting indemnification expense of $5.0 million was recorded in other expense on the consolidated statement of operations. As of March 31, 2021, approximately $7.5 million of the indemnification assets remained outstanding.

Goodwill of $125.6 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC end market. The goodwill recorded as part of this acquisition is included in the Industrial Products segment. The goodwill associated with the acquisition will not be amortized for financial reporting purposes and will not be deductible for income tax purposes.

TRUaire generated net revenue of $33.8 million and a net loss before income taxes of $0.4 million for the period from the acquisition date to March 31, 2021. The loss before income taxes includes amortization expenses related to the acquired customer lists ($3.9 million), the fair value step-up of the inventory ($3.5 million), the indemnification expense of $5.0 million discussed above, and excludes the transaction expenses discussed below. TRUaire activity has been included in our Industrial Products segment since the acquisition date. During the year ended March 31, 2021, the Company incurred and paid $7.8 million of transaction expenses in connection with the TRUaire acquisition, which are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

Pursuant to Topic 805, unaudited supplemental proforma results of operations for the year ended March 31, 2021 and 2020, as if the acquisition of TRUaire had occurred on April 1, 2019 are presented below (in thousands, except per share amounts):

	Year Ended March 31,
	2021	2020
Revenue, net	$495,788	$480,285
Net income	47,891	28,730

Net earnings per common share:
Diluted	3.17	1.79
Basic	3.19	1.81

These proforma results do not present financial results that would have been realized had the acquisition occurred on April 1, 2019, nor are they intended to be a projection of future results. The unaudited proforma results include certain proforma adjustments to net income that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2019, including the following:

•Transactions expenses of $0 and $7.8 million for the years ended March 31, 2021 and 2020, respectively, that would have been recognized by the Company related to the TRUaire acquisition;
•Additional depreciation expense of $0.4 million and $0.6 million for the years ended March 31, 2021 and 2020, respectively, that would have been recognized as a result of the fair value step-up of the property, plant and equipment;
•Additional amortization expense of $0 and $7.9 million for the years ended March 31, 2021 and 2020, respectively, that would have been recognized as a result of the fair value step-up of the inventory;
•Additional amortization expense of $9.6 million and $13.5 million for the years ended March 31, 2021 and 2020, respectively, that would have been recognized as a result of the allocation of purchase consideration to customer lists subject to amortization;
•Estimated additional interest expense of $3.2 million and $4.5 million for the years ended March 31, 2021 and 2020, respectively, as a result of incurring additional borrowing;
•Income tax effect of the proforma adjustments calculated using a blended statutory income tax rate of 24.5% of $3.2 million and $8.4 million for the years ended March 31, 2021 and 2020, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. DISCONTINUED OPERATIONS

During the quarter ended December 31, 2017, we commenced a sale process to divest our Coatings business to allow us to focus resources on our core growth platforms. Our former Coatings business manufactured specialized industrial coatings products including urethanes, epoxies, acrylics and alkyds. As of December 31, 2017, the Coatings business met the held-for-sale criteria under ASC 360, "Property, Plant and Equipment," and accordingly, we classified and accounted for the assets and liabilities of the Coatings business as held-for-sale in the accompanying consolidated balance sheets, and as discontinued operations, net of tax in the accompanying consolidated statements of operations and cash flows. We completed an initial assessment of the assets and liabilities of the Coatings business and recorded a $46.0 million impairment based on our best estimates as of the date of issuance of financial results for quarter ended December 31, 2017. No adjustments to previously recorded estimates have been made subsequently.

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

On March 17, 2020, we completed the sale of the last remaining real property owned by the Coatings business to an unrelated third party, the terms of which were not disclosed due to immateriality. The sale resulted in proceeds and a gain on disposal of $1.5 million due to write-downs of long-lived assets in prior periods. The last remaining asset of the Coatings business is a long-term lease that expires in March 2027. We have not terminated the lease, but we have sub-let the property for the remainder of the lease term. As such, this lease has been moved back into continuing operations, effective March 31, 2020, and the related ROU assets and lease liabilities were reported as continuing operations as of March 31, 2020.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the Coatings business reside in a disregarded entity for tax purposes. Accordingly, the tax attributes associated with the operations of our Coatings business will ultimately flow through to the corporate parent, which files a consolidated federal return. Therefore, any corresponding tax assets or liabilities have been reflected as a component of our continuing operations. Discontinued operations reported no assets or liabilities as of March 31, 2021 and 2020, respectively, in the consolidated balance sheets.

Summarized selected financial information for the Coatings business for the years ended March 31, 2021, 2020 and 2019, is presented in the following table (in thousands):

	Year Ended March 31,
	2021	2020	2019
Revenues, net	$—	$—	$5,303
Gain (loss) from discontinued operations before income taxes	—	1,326	(774)
Income tax (expense) benefit	—	(265)	296
Gain (loss) from discontinued operations	$—	$1,061	$(478)

4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended March 31, 2021 and 2020 were as follows (in thousands):

	Industrial Products	Specialty Chemicals	Total
Balance at April 1, 2019	$54,732	$31,563	$86,295
Petersen acquisition	6,128	—	6,128
Currency translation	(737)	—	(737)
Balance at March 31, 2020	$60,123	$31,563	$91,686
T.A. industries acquisition	125,554	—	125,554
Currency translation	1,555	—	1,555
Balance at March 31, 2021	$187,232	$31,563	$218,795

The following table provides information about our intangible assets for the years ended March 31, 2021 and 2020 (in thousands, except years):

		March 31, 2021		March 31, 2020
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,461	$(7,540)	$9,635	$(6,935)
Customer lists and amortized trademarks	14	267,096	(42,345)	62,806	(33,098)
Non-compete agreements	5	982	(790)	1,653	(1,494)
Other	8	4,743	(3,141)	5,219	(2,628)
		$282,282	$(53,816)	$79,313	$(44,155)
Trade names and trademarks not being amortized (a):		$54,594	$—	$11,027	$—
(a) In the fiscal quarter ended March 31, 2020, we recorded an impairment of $1.0 million on one of our unamortized trademarks in our Specialty Chemicals segment.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the years ended March 31, 2021, 2020 and 2019 was $10.5 million, $6.7 million and $6.2 million, respectively. The following table presents the estimated future amortization of finite-lived intangible assets for the next five fiscal years ending March 31 (in thousands):

2022	$19,288
2023	18,279
2024	17,567
2025	16,609
2026	15,699
Thereafter	141,024
Total	228,466

5. SHARE-BASED COMPENSATION

We maintain the shareholder-approved 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of March 31, 2021, 675,113 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the years ended March 31, 2021, 2020 and 2019 (in thousands):

	Year Ended March 31, 2021
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$—	$5,085	$5,085
Related income tax benefit	—	(1,220)	(1,220)
Net share-based compensation expense	$—	$3,865	$3,865

	Year Ended March 31, 2020
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$—	$5,074	$5,074
Related income tax benefit	—	(1,218)	(1,218)
Net share-based compensation expense	$—	$3,856	$3,856

	Year Ended March 31, 2019
	Stock Options	Restricted Stock	Total
Share-based compensation expense	$19	$3,924	$3,943
Related income tax benefit	(5)	(942)	(947)
Net share-based compensation expense	$14	$2,982	$2,996

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity, which represents outstanding CSWI awards resulting from conversion awards held by current and former Capital Southwest employees, was as follows:

	Year Ended March 31, 2021
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2020	115,858	$25.30
Exercised	(52,445)	25.40
Outstanding at March 31, 2021 (a)	63,413	$25.23	3.4	$7.0
Exercisable at March 31, 2021 (a)	63,413	$25.23	3.4	$7.0
(a) All remaining awards outstanding and exercisable at March 31, 2021 are held by employees of CSWI.

	Year Ended March 31, 2020
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2019	231,717	$25.12
Exercised	(115,859)	24.93
Outstanding at March 31, 2020	115,858	$25.30	4.1	$4.6
Exercisable at March 31, 2020	115,858	$25.30	4.1	$4.6

No options were granted during the years ended March 31, 2021, 2020 and 2019, and all stock options were vested and recognized as of March 31, 2021. The intrinsic value of options exercised during the years ended March 31, 2021, 2020 and 2019 was $2.5 million, $5.6 million and $0, respectively. Cash received for options exercised during the years ended March 31, 2021, 2020 and 2019 was $1.3 million, $2.9 million and $0, respectively, and the tax benefit received was $0.4 million, $1.2 million and $0, respectively. The total fair value of stock options vested during the years ended March 31, 2021, 2020 and 2019 was $0, $0 and $0.1 million, respectively.

Restricted stock activity was as follows:

	Year Ended March 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2020	202,466	$60.78
Granted	119,751	75.88
Vested	(124,985)	52.89
Canceled	(24,316)	70.67
Outstanding at March 31, 2021 (a)	172,916	$70.50
(a) All remaining awards outstanding and exercisable at March 31, 2021 are held by employees of CSWI.

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of March 31, 2021 and 2020 included 82,728 and 93,249 shares (at target), respectively, with performance-based vesting provisions, having vesting ranges from 0-200% based on pre-defined performance targets with market conditions. Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares. Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 34,245 and 31,758 awards with performance-based vesting provisions during the years ended March 31, 2021 and 2020, respectively, with a vesting range of 0-200%.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2021, we had unrecognized compensation cost related to unvested restricted shares of $6.9 million, which will be amortized into net income over the remaining weighted average vesting period of 1.9 years. The total fair value of restricted shares vested during the years ended March 31, 2021 and 2020 was $8.5 million and $6.3 million, respectively.

6. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Accounts receivable, net consists of the following (in thousands):

	March 31,
	2021	2020
Accounts receivable trade	$93,366	$72,601
Other receivables	4,244	3,449
	97,610	76,050
Less: Allowance for doubtful accounts	(915)	(1,170)
Accounts receivable, net	$96,695	$74,880

Inventories, net consist of the following (in thousands):

	March 31,
	2021	2020
Raw materials and supplies	$27,416	$20,935
Work in process	6,365	6,076
Finished goods	72,452	33,771
Total inventories	106,233	60,782
Less: LIFO reserve	(4,565)	(4,816)
Less: Obsolescence reserve	(3,582)	(2,213)
Inventories, net	$98,086	$53,753

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,
	2021	2020
Land and improvements	$3,168	$3,106
Buildings and improvements	53,020	44,612
Plant, office and laboratory equipment	95,848	72,652
Construction in progress	3,462	8,163
	155,498	128,533
Less: Accumulated depreciation	(72,944)	(71,355)
Property, plant and equipment, net	$82,554	$57,178

Depreciation of property, plant and equipment was $9.2 million, $7.9 million and $7.5 million for the years ended March 31, 2021, 2020 and 2019, respectively. Of these amounts, cost of revenues includes $7.1 million, $6.6 million and $6.1 million, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following (in thousands):

	March 31,
	2021	2020
Right-of-use lease assets	$61,707	$16,383
Property held for investment (a)	967	6,819
Deferred income taxes	1,462	—
Long-term tax indemnification assets	7,500	—
Other	4,359	949
Other assets	$75,995	$24,151
(a) As of March 31, 2021 and 2020, $0.5 million and $5.9 million in assets were held for sale, respectively, in the "Elimination and Other" segment.

Accrued and other current liabilities consist of the following (in thousands):

	March 31,
	2021	2020
Compensation and related benefits	$19,120	$18,666
Rebates and marketing agreements	9,031	6,409
Operating lease liabilities	8,063	3,056
Billings in excess of costs	1,463	2,892
Non-income taxes	1,593	750
Income taxes payable	3,755	529
Other accrued expenses	6,718	4,305
Accrued and other current liabilities	$49,743	$36,607

Other long-term liabilities consists of the following (in thousands):

	March 31,
	2021	2020
Operating lease liabilities	$56,709	$15,179
Deferred income taxes	66,052	3,848
Tax Reserve	13,228	623
Other	736	1,492
Other long-term liabilities	$136,725	$21,142

7. LONG-TERM DEBT AND COMMITMENTS

Debt consists of the following (in thousands):

	March 31,
	2021	2020
Revolving Credit Facility, interest rate of 2.11% and 2.24%, respectively	$232,000	$—
Whitmore term loan, interest rate of 2.11% and 2.99%, respectively	10,337	10,898
Total debt	242,337	10,898
Less: Current portion	(561)	(561)
Long-term debt	$241,776	$10,337

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility Agreement

On December 11, 2015, we entered into a five-year $250.0 million revolving credit facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The agreement was amended on September 15, 2017 to allow for multi-currency borrowing with a $125.0 million sublimit and to extend the maturity date to September 15, 2022. The interest rate, financial covenants and all other material provisions of the Revolving Credit Facility were not materially changed by this amendment. On December 1, 2020, the Company entered into an amendment of the Revolving Credit Facility to utilize the accordion feature, thus increasing the commitment from $250.0 million to $300.0 million, and hence eliminating the available incremental commitment by a corresponding amount. On March 10, 2021, the Revolving Credit Facility was amended to facilitate the formation and future operation of the joint venture discussed in Note 21.

Borrowings under the Revolving Credit Facility bore interest at a rate of prime plus 1.00% or London Interbank Offered Rate ("LIBOR") plus 2.00%. We also paid a commitment fee of 0.30% for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Revolving Credit Facility is secured by substantially all our assets. As of March 31, 2021 and 2020, we had $232.0 million and $0, respectively, in outstanding borrowings under the Facility, which resulted in a borrowing capacity of $68.0 million and $300.0 million, respectively, inclusive of the accordion feature. The Revolving Credit Facility contained certain customary restrictive covenants, including a requirement to maintain a minimum fixed charge coverage of ratio of 1.25 to 1.00 and a maximum leverage ratio of funded debt to EBITDA (as defined in the agreement) of 3.75 to 1.00. Covenant compliance is tested quarterly and we were in compliance with all covenants as of March 31, 2021.
On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent, and the lenders, issuing banks and swingline lender party thereto. CSW Industrials Holdings, LLC, a wholly-owned subsidiary of the Company (the “Borrower”), is the borrower under the Second Credit Agreement. The Second Credit Agreement provides for a $400.0 million revolving credit facility that contains a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. The Second Credit Agreement is scheduled to mature on May 18, 2026.

Borrowings under the Second Credit Agreement bear interest, at the Borrower’s option, at either base rate or LIBOR, plus, in either case, an applicable margin based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%.

Borrowings under the Second Credit Agreement may be used for working capital and general corporate purposes, including, without limitation, for financing permitted acquisitions and fees and expenses incurred in connection therewith.

The obligations of the Borrower under the Second Credit Agreement are guaranteed by the Company and all of its direct and indirect domestic subsidiaries. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Borrower and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum Leverage Ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement, and the maintenance of a minimum Fixed Charge Coverage Ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. The Second Credit Agreement also contains (i) affirmative and negative covenants which are customary for similar credit agreements, including, without limitation, limitations on the Company, the Borrower and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets and transactions with affiliates, and (ii) customary events of default.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Whitmore Term Loan

As of March 31, 2021, Whitmore Manufacturing, LLC (one of our wholly-owned operating subsidiaries) maintained a secured term loan related to the warehouse, corporate office building and remodel of the existing manufacturing and R&D facility. The term loan matures on July 31, 2029, with payments of $140,000 due each quarter. Borrowings under the term loan bear interest at a variable annual rate equal to one-month LIBOR plus 2.0%. As of March 31, 2021 and 2020, Whitmore had $10.3 million and $10.9 million, respectively, in outstanding borrowings under the term loan. Interest payments under the Whitmore term loan are hedged under an interest rate swap agreement as described in Note 9.

Future Minimum Debt Payments

Future minimum debt payments are as follows for years ending March 31 (in thousands):

2022	$561
2023	232,561
2024	561
2025	561
2026	561
Thereafter	7,532
Total	$242,337

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 27 years, some of which include escalation clauses and/or options to extend or terminate the leases.

In October 2019, we terminated two operating leases and paid an early lease termination fee of $0.5 million. The loss on early termination is recorded in other income (expense), net as the leased properties were not used in our operations.

We do not currently have any financing lease arrangements.

(in thousands)	March 31, 2021	March 31, 2020
Components of Operating Lease Expenses
Operating lease expense (a)	$5,243	$3,524
Short-term lease expense (a)	377	225
Total operating lease expense	$5,620	$3,749
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	March 31, 2021	March 31, 2021
Operating Lease Assets and Liabilities
ROU assets, net (a)	$61,707	$16,383

Short-term lease liabilities (b)	$8,063	$3,056
Long-term lease liabilities (b)	56,709	15,179
Total operating lease liabilities	$64,772	$18,235
(a) Included in other assets
(b) Included in accrued and other current liabilities and other long-term liabilities, as applicable

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	March 31, 2021	March 31, 2021
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$5,578	$3,824
ROU assets obtained in exchange for new operating lease obligations	114	3,187
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	8.2	6.2
Weighted average discount rate (percent)	2.6%	4.3%

Maturities of operating lease liabilities were as follows (in thousands):	(in thousands)
2022	$9,551
2023	9,009
2024	8,910
2025	8,785
2026	8,786
Thereafter	26,518
Total lease liabilities	$71,559
Less: Imputed interest	(6,787)
Present value of lease liabilities	$64,772

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of March 31, 2021 and 2020, we had $10.3 million and $10.9 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At March 31, 2021, the maximum remaining length of any interest rate swap contract in place was approximately 8.3 years.

The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	March 31,
	2021	2020
Current derivative liabilities	$280	$271
Non-current derivative liabilities	736	1,492

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the years ended March 31, 2021, 2020 and 2019:

	March 31,
(amounts in thousands, except per share data)	2021	2020	2019
Income from continuing operations	$40,288	$44,817	$46,052
Income (loss) from discontinued operations, net of tax	—	1,061	(478)
Net income	$40,288	$45,878	$45,574
Weighted average shares:
Common stock	14,919	14,928	15,257
Participating securities	96	111	157
Denominator for basic earnings per common share	15,015	15,039	15,414
Potentially dilutive securities	111	167	118
Denominator for diluted earnings per common share	15,126	15,206	15,532

Basic earnings (loss) per common share:
Continuing operations	$2.68	$2.98	$2.99
Discontinued operations	—	0.07	(0.03)
Net income	$2.68	$3.05	$2.96

Diluted earnings (loss) per common share:
Continuing operations	$2.66	$2.95	$2.96
Discontinued operations	—	0.07	(0.03)
Net income	$2.66	$3.02	$2.93

11. SHAREHOLDERS' EQUITY

Share Repurchase Programs

On November 11, 2016, we announced that our Board of Directors authorized a program to repurchase up to $35.0 million of our common stock over a two-year time period. As of October 31, 2018, a total of 656,203 shares had been repurchased for an aggregate amount of $35.0 million, and the program was completed. During the year ended March 31, 2019, we repurchased 629,659 shares of our common stock under this program for an aggregate amount of $33.8 million.

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year time period. On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced the previously announced $75.0 million program. Under the newly-authorized program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration of December 31, 2022 for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. We repurchased 115,151 and 393,836 shares under the prior $75.0 million program during the years ended March 31, 2021 and 2020, respectively, for an aggregate amount of $7.3 million and $26.9 million, respectively. No shares were repurchased under the $100.0 million program during the year ended March 31, 2021.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

On April 4, 2019, we announced we had commenced a dividend program and that our Board of Directors approved a regular quarterly dividend of $0.135 per share. Total dividends of $8.1 million and $8.1 million were paid during the years ended March 31, 2021 and 2020, respectively.

On April 15, 2021, we announced a quarterly dividend of $0.150 per share payable on May 14, 2021 to shareholders of record as of April 30, 2021. Any future dividends at the existing $0.150 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of interest rate swaps discussed in Note 9 are determined using Level II inputs. The carrying value of our debt, included in Note 7, approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximated their fair values at March 31, 2021 and 2020 due to their short-term nature.

13. RETIREMENT PLANS

We had a frozen qualified defined benefit pension plan (the “Qualified Plan”) that covered certain of our U.S. employees. The Qualified Plan was previously closed to employees hired or re-hired on or after January 1, 2015, and it was amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015. Benefits were based on years of service and an average of the highest five consecutive years of compensation during the last ten years of employment. The funding policy of the Qualified Plan was to contribute annual amounts that are currently deductible for federal income tax purposes. No contributions were made during the years ended March 31, 2021, 2020 or 2019. During the year ended March 31, 2018, we offered lump sum payments to terminated vested participants, representing approximately 16% of our liability. Approximately 67% of those participants accepted the lump sum offer for an aggregate payment of $7.3 million. During the six months ended September 30, 2019, we offered lump sum payments to eligible active and terminated vested participants, representing approximately 42% of our remaining liability. Approximately 74% of those participants accepted the lump sum offer for an aggregate payment of $17.0 million in August 2019. We entered into an annuity purchase contract for the remaining liability in September 2019, and terminated the Qualified Plan effective September 30, 2019. The termination initially required an additional contribution of $0.5 million, which was paid in September 2019, and resulted in an overall termination charge of $7.0 million ($5.4 million, net of tax) recorded in other (expense) income, net, due primarily to the recognition of expenses that were previously included in accumulated other comprehensive loss and the recognition of additional costs associated with the annuity purchase contract. After the participant data for the annuity purchase contract was finalized in the fiscal fourth quarter ended March 31, 2020, the Qualified Plan had excess funds of $0.5 million, which were distributed into the Defined Contribution Plan discussed below.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are assumptions related to the Plans:

	March 31,
	2021	2020	2019
Assumptions used to determine benefit obligations:
Discount rate	3.3%	3.6%	4.0%
Rate of compensation increases (a)	3.0%	3.0%	3.0%
Assumptions used to determine net pension expense:
Discount rate	3.6%	4.0%	4.0%
Expected return on plan assets	4.8%	4.8%	4.6%
Rate of compensation increases (a)	3.0%	3.0%	3.0%
(a) Rate of compensation increase is no longer relevant to the Restoration Plan due to freezing benefit accruals. The rate of compensation increase on the Canadian Plan is $3.0%.

The factors used in determination of these assumptions are described in Note 1.

Net pension (benefit) expense for the Plans was:

	Year Ended March 31,
(in thousands)	2021	2020	2019
Service cost – benefits earned during the year	$40	$71	$76
Interest cost on projected benefit obligation	144	1,136	2,113
Expected return on assets	(96)	(1,361)	(2,656)
Net amortization and deferral	74	56	47
Pension plan termination (a)	—	6,472	—
Net pension expense (benefit)	$162	$6,374	$(420)
(a) Reflects impact of the termination of the Qualified Plan.

The estimated prior service costs and the estimated net loss for the Plans that will be amortized from accumulated other comprehensive loss into pension expense in the year ended March 31, 2022 is $0.1 million.

The following is a summary of the changes in the Plans' pension obligations:

	March 31,
(in thousands)	2021	2020
Benefit obligation at beginning of year	$3,880	$53,993
Service cost	40	71
Interest cost	144	1,136
Actuarial gain	212	5,103
Benefits paid	(265)	(1,697)
Pension plan termination (a)	—	(54,605)
Currency translation impact	280	(121)
Benefit obligation at end of year	$4,291	$3,880
Accumulated benefit obligation	$3,990	$3,690
(a) Reflects impact of the termination of the Qualified Plan.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Plans' assets:

	March 31,
(in thousands)	2021	2020
Fair value of plan assets at beginning of year	$1,898	$55,009
Actual return on plan assets	441	3,093
Benefits paid	(159)	(1,591)
Company contributions	69	93
Pension plan termination (a)	—	(54,605)
Currency translation impact	243	(101)
Fair value of plan assets at end of year	$2,492	$1,898
(a) Reflects impact of the termination of the Qualified Plan.

We contributed $0.1 million to the Canadian Plan in the year ended March 31, 2021 and estimate that our contribution in the year ending March 31, 2022 will be $0.1 million.

The following summarizes the net pension asset for the Plans:

	March 31,
(in thousands)	2021	2020
Plan assets at fair value	$2,492	$1,898
Benefit obligation	(4,291)	(3,880)
Unfunded status	$(1,799)	$(1,982)

The following summarizes amounts recognized in the balance sheets for the Plans:

	March 31,
(in thousands)	2021	2020
Current liabilities	$(104)	$(103)
Noncurrent liabilities	(1,695)	(1,879)
Unfunded status	$(1,799)	$(1,982)

The following table presents the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in the benefit obligation:

	March 31,
(in thousands)	2021	2020
Accumulated other comprehensive loss at beginning of year	$(871)	$(3,466)
Amortization of net loss	62	47
Amortization of prior service benefit (cost)	(31)	21
Pension plan termination (a)	—	2,516
Net gain (loss) arising during the year	96	(17)
Currency translation impact	(55)	28
Accumulated other comprehensive loss at end of year	$(799)	$(871)
(a) Reflects impact of the termination of the Qualified Plan, including changes in assumptions resulting from the termination.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recorded in accumulated other comprehensive loss consist of:

	March 31,
(in thousands)	2021	2020
Net prior service cost	$27	$56
Net loss	(826)	(927)
Accumulated other comprehensive loss	$(799)	$(871)

The Canadian Plan assets, which account for 100% of total assets, are invested in other investments, as described below. The actual asset allocations for the Plans were as follows:

	March 31,
Asset category	2021	2020
Equity securities	—%	—%
Fixed income securities	—%	—%
Other	100%	100%
Cash and cash equivalents	—%	—%
Total	100%	100%

The Canadian Plan has investments of $2.5 million in a mutual fund that aims to provide a return derived from both income and capital appreciation by investing in a diversified portfolio of Canadian and foreign equity as well as fixed-income securities. This mutual fund is considered to have Level II inputs in the fair value hierarchy.

The following table summarizes the expected cash benefit payments for the Plans for fiscal years ending March 31 (in millions):

2022	$0.2
2023	0.2
2024	0.2
2025	0.2
2026	0.2
Thereafter	1.1

Defined Contribution Plan

Effective October 1, 2015, we began to sponsor a defined contribution plan covering substantially all of our U.S. employees. Employees may contribute to this plan, and these contributions are matched 100% by us up to 6.0% of eligible earnings. We also contribute an additional percentage of eligible earnings to employees regardless of their level of participation in the plan, which is discretionary and subject to adjustment based on profitability. We made discretionary contributions of $3.9 million and $4.0 million during the years ended March 31, 2021 and 2020, respectively.

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

We recorded total contributions to the ESOP of $3.6 million, $3.2 million and $1.6 million during the years ended March 31, 2021, 2020 and 2019, respectively, based on performance in the prior year. During the year ended March 31, 2021, $2.6 million was recorded to expense based on performance in the year ended March 31, 2021 and is expected to be contributed to the ESOP during the year ending March 31, 2022.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ESOP held 628,289 and 718,646 shares of CSWI common stock as of March 31, 2021 and 2020, respectively.

14. INCOME TAXES

Income from continuing operations before income taxes was comprised of the following (in thousands):

	Year Ended March 31,
	2021	2020	2019
U.S. Federal	$48,392	$53,946	$53,375
Foreign	2,726	3,655	8,066
Income before income taxes	$51,118	$57,601	$61,441

Income tax expense consists of the following (in thousands):

For the year ended:	Current	Deferred	Total
March 31, 2021
U.S. Federal	$6,773	$(1,150)	$5,623
State and local	3,561	(500)	3,061
Foreign	1,641	505	2,146
Provision for income taxes	$11,975	$(1,145)	$10,830
March 31, 2020
U.S. Federal	$8,466	$673	$9,139
State and local	1,999	(100)	1,899
Foreign	1,968	(222)	1,746
Provision for income taxes	$12,433	$351	$12,784
March 31, 2019
U.S. Federal	$10,298	$644	$10,942
State and local	2,729	(280)	2,449
Foreign	1,881	117	1998
Provision for income taxes	$14,908	$481	$15,389

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0% to income from continuing operations before income taxes as a result of the following (in thousands):

	Year Ended March 31,
	2021	2020	2019
Computed tax expense at statutory rate	$10,735	$12,096	$12,903
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefits	2,419	1,943	2,222
Amended return items (pension and foreign withholding)	—	975	—
IRS audit adjustments	—	502	—
GILTI and Section 250 Deduction	440	124	749
Foreign rate differential	85	84	302
Uncertain tax positions	(4,717)	(1,615)	244
Other permanent differences	1,438	(546)	(276)
Foreign tax credits	(554)	(479)	(1,123)
Repatriation tax, net of tax credit	822	—	—
Other, net	162	(300)	368
Provision for income taxes continuing operations	$10,830	$12,784	$15,389

The effective tax rates for the years ended March 31, 2021, 2020 and 2019 were 21.2%, 22.2% and 25.0%, respectively. As compared with the statutory rate for the year ended March 31, 2021, the provision for income taxes was primarily impacted by the release of uncertain tax positions, which decreased the provision by $4.7 million and the effective rate by 9.2%, offset by the state tax expense (net of federal benefits), which increased the provision by $2.4 million and the effective rate by 4.7% and additional non-deductible expenses, which increased the provision by $1.4 million and the effective rate by 2.8%.

As compared with the statutory rate for the year ended March 31, 2020, the provision for income taxes was primarily impacted by the state tax expense, which increased the provision by $1.9 million and the effective rate by 3.4%, and the release of uncertain tax positions, which decreased the provision by $1.6 million and the effective rate by 2.8%. Other items impacting the effective tax rate for the prior years include adjustments for the closing of the IRS audit for tax year ended March 31, 2017, foreign withholding tax paid during the tax year ended March 31, 2020 for prior year periods, and the reversal of a pension adjustment related to a former wholly-owned subsidiary for the tax period ended September 30, 2015, in which the statute of limitations expired.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below (in thousands):

	March 31,
	2021	2020
Deferred tax assets:
Operating lease liabilities	$14,680	$4,380
Accrued compensation	3,878	3,997
Impairment	386	386
Pension and other employee benefits	313	362
Inventory reserves	1,330	197
Net operating loss carryforwards	145	145
Accrued expenses	244	141
Foreign tax credit carry-forward	130	40
State R&D credit carry-forward	120	—
Transaction Costs	630	—
Other, net	1,455	934
Deferred tax assets	23,311	10,582
Valuation allowance	(145)	(145)
Deferred tax assets, net of valuation allowance	23,166	10,437
Deferred tax liabilities:
Goodwill and intangible assets	(65,070)	(5,740)
Property, plant and equipment	(7,816)	(4,444)
Operating lease - ROU assets	(13,631)	(3,943)
Repatriation reserve	(942)	—
Other, net	(297)	(158)
Deferred tax liabilities	(87,756)	(14,285)
Net deferred tax liabilities	$(64,590)	$(3,848)

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
As of both March 31, 2021 and 2020, we had no tax effected net operating loss carryforwards, net of valuation allowances. Net operating loss carryforwards will expire in periods beyond the next 5 years.

Certain earnings of foreign subsidiaries continue to be permanently invested outside of the United States. The earnings related to these foreign subsidiaries for which taxes are not being provided are $17 million. The calculation of the taxes on these undistributed earnings are impracticable because it is unknown how these earnings would be distributed.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	March 31,
	2021	2020
Balance at beginning of year	$498	$1,910
Increases related to prior year tax positions	13,895	—
Decreases related to prior year tax positions	(4,215)	(1,304)
Increases related to current year tax positions	34	64
Settlement	—	(172)
Balance at end of year	$10,212	$498

We recorded total tax contingency reserves of $17.3 million, including unrecognized tax benefit of $13.6 million, accrued interest and penalty of $1.4 million and $2.3 million, respectively, through purchase accounting as a result of the TRUaire acquisition discussed in Note 2. During the three months ended March 31, 2021, a tax benefit of $5.3 million, including release of accrued interest ($0.6 million) and penalty ($0.6 million), was recognized as a result of receiving the audit closing letter from Internal Revenue Service related to calendar 2017, a pre-acquisition tax year. For the year ended March 31, 2021, the interest and penalties related to the uncertain tax position resulted in a net decrease of $0.9 million in income tax expense. We accrued interest and penalties on uncertain tax positions of $1.0 million and $1.8 million, respectively, as of the year ended March 31, 2021. We accrued an immaterial interest and penalties during the year ended March 31, 2020. We recognize accrued interest and penalties related to unrecognized tax benefits within our income tax provision.

We are currently under examination by the IRS for a short period return ending September 30, 2015 for a CSWI subsidiary company. Our federal income tax returns for the years ended March 31, 2020, 2019 and 2018 remain subject to examination. Our income tax returns for TRUaire's pre-acquisiton periods including calendar years 2017, 2018 and 2019 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

15. RELATED PARTY TRANSACTIONS

We had no related party transactions in the three years ended March 31, 2021, 2020 and 2019.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands).

	March 31,
	2021	2020
Currency translation adjustments:
Balance at beginning of period	$(9,185)	$(6,869)
Foreign currency translation adjustments	4,791	(2,316)
Balance at end of period	$(4,394)	$(9,185)
Interest rate swaps:
Balance at beginning of period	$(1,390)	$(394)
Unrealized losses (gain), net of taxes of $(96) and $284, respectively (a)	362	(1,069)
Reclassification of losses included in interest expense, net of taxes of $(60) and $(19), respectively	225	73
Other comprehensive loss	587	(996)
Balance at end of period	$(803)	$(1,390)
Defined benefit plans:
Balance at beginning of period	$(871)	$(3,466)
Amortization of net prior service cost (benefit), net of taxes of $8 and $(6), respectively (b)	(31)	21
Amortization of net loss, net of taxes of $(16) and $(12), respectively (b)	62	47
Net loss (gain) arising during the year, net of taxes of $(26) and $5, respectively	96	(17)
Pension plan termination, net of taxes of $0 and $(669), respectively	—	2,516
Currency translation impact	(55)	28
Other comprehensive loss	72	2,595
Balance at end of period	$(799)	$(871)
(a) Unrealized gains are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of less than $0.2 million, net of deferred taxes, over the next twelve months related to a designated cash flow hedge based on its fair value as of March 31, 2021.
(b) Amortization of prior service costs and actuarial losses out of accumulated other comprehensive loss are included in the computation of net periodic pension expense. See Note 13 for additional information.

18. REVENUE RECOGNITION

We conduct our operations in two reportable segments: Industrial Products and Specialty Chemicals. With the adoption of ASC Topic 606, we have concluded that the disaggregation of revenues that would be most useful in understanding the nature, timing and extent of revenue recognition is the breakout of build-to-order and book-and-ship, as defined below:

Build-to-order products are architecturally-specified building products generally sold into the construction industry. Revenue generated from sales of products under build-to-order transactions are currently reflected in the results of our Industrial Products segment. Occasionally, our built-to-order business lines enter into arrangements for the delivery of a customer-specified product and the provision of installation services. These orders are generally negotiated as a package and are commonly subject to retainage by the customer, which means the final 10% of the transaction price, when applicable, is not collectible until the overall construction project into which our products are incorporated is complete. The lead times for transfer to the customer can be up to 12 weeks. Revenue for goods is recognized at a point in time, but installation services are recognized over time as those services are performed. Installation services represented approximately 3% of total consolidated revenue for the year ended March 31, 2021.

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

Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Year Ended March 31, 2021
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$87,057	$—	$87,057
Book-and-ship	202,359	129,789	332,148
Net revenues	$289,416	$129,789	$419,205

	Year Ended March 31, 2020
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$82,357	$—	$82,357
Book-and-ship	152,538	150,976	303,514
Net revenues	$234,895	$150,976	$385,871

	Year Ended March 31, 2019
	Industrial Products	Specialty Chemicals	Total
Build-to-order	$69,564	$—	$69,564
Book-and-ship	136,367	144,224	280,591
Net revenues	$205,931	$144,224	$350,155

Contract liabilities, which are included in accrued and other current liabilities in our consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2020	$2,892
Revenue recognized	(2,612)
New contracts and revenue added to existing contracts	1,183
Balance at March 31, 2021	$1,463

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year Ended March 31, 2021
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$289,416	$129,789	$419,205	$—	$419,205
Operating income	55,641	18,263	73,904	(14,434)	59,470
Depreciation and amortization	15,255	6,918	22,173	864	23,037

Year Ended March 31, 2020
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$234,895	$150,976	$385,871	$—	$385,871
Operating income	55,725	24,691	80,416	(14,349)	66,067
Depreciation and amortization	6,573	7,569	14,142	702	14,844

In the fiscal quarter ended March 31, 2020, we recorded an impairment of $1.0 million on one of our unamortized trademarks in our Specialty Chemicals segment.

Year Ended March 31, 2019
(in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net	$205,931	$144,224	$350,155	$—	$350,155
Operating income	48,817	23,930	72,747	(12,307)	60,440
Depreciation and amortization	5,871	7,281	13,152	684	13,836

TOTAL ASSETS
(Amounts in thousands)	Industrial Products	Specialty Chemicals	Subtotal - Reportable Segments	Eliminations and Other	Total
March 31, 2021	$741,726	$119,992	$861,718	$13,239	$874,957
March 31, 2020	205,518	138,855	344,373	24,872	369,245
March 31, 2019	187,680	137,587	325,267	27,365	352,632

Geographic information – We attribute revenues to different geographic areas based on the destination of the product or service delivery. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes. No individual country, except for the U.S., accounted for more than 10% of consolidated net revenues or total long-lived assets.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and long-lived assets by geographic area are as follows (in thousands, except percent data):

	Year Ended March 31,
	2021		2020		2019
U.S.	$367,169	87.6%	$323,000	83.7%	$286,545	81.8%
Non-U.S. (a)	52,036	12.4%	62,871	16.3%	63,610	18.2%
Revenues, net	$419,205	100.0%	$385,871	100.0%	$350,155	100.0%
(a) No individual country within this group represents 10% or more of consolidated totals for any period presented.

	Year Ended March 31,
	2021		2020		2019
U.S.	$617,258	93.5%	$196,679	89.7%	$176,935	87.9%
Non-U.S.	43,146	6.5%	22,521	10.3%	24,430	12.1%
Long-lived assets (a)	$660,404	100.0%	$219,200	100.0%	$201,365	100.0%
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

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly data for the years ended March 31, 2021 and 2020 (amounts in millions, except per share data):

	Year Ended March 31, 2021
Quarter	4th	3rd	2nd	1st
Revenues, net	$133.4	$89.9	$104.9	$91.0
Gross profit	54.0	39.3	48.7	42.8
Income before income taxes	10.9	3.1	21.5	15.6
Income from continuing operations	9.6	2.3	16.4	12.0
Loss from discontinued operations, net	—	—	—	—
Net income	9.6	2.3	16.4	12.0
Basic earnings per common share (a):
Continuing operations	$0.62	$0.16	$1.11	$0.81
Discontinued operations	—	—	—	—
Net income	$0.62	$0.16	$1.11	$0.81

Diluted earnings per common share (a):
Continuing operations	$0.61	$0.16	$1.10	$0.81
Discontinued operations	—	—	—	—
Net income	$0.61	$0.16	$1.10	$0.81

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31, 2020
Quarter	4th	3rd	2nd	1st
Revenues, net	$98.6	$83.7	$101.3	$102.3
Gross profit	44.8	37.7	47.4	47.2
Income before income taxes	16.0	9.4	12.5	19.7
Income from continuing operations	13.4	7.3	8.8	15.3
Income (loss) from discontinued operations, net	1.2	—	—	(0.1)
Net income	14.6	7.3	8.8	15.2
Basic earnings (loss) per common share (a):
Continuing operations	$0.89	$0.48	$0.59	$1.02
Discontinued operations	0.08	—	(0.01)	(0.01)
Net income	$0.97	$0.48	$0.58	$1.01

Diluted earnings (loss) per common share (a):
Continuing operations	$0.88	$0.48	$0.58	$1.01
Discontinued operations	0.08	—	—	(0.01)
Net income	$0.96	$0.48	$0.58	$1.00
(a) Net earnings per common share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.
Significant pre-tax adjustments recorded in the quarter ended March 31, 2021 included transaction expenses related to the TRUaire acquisition ($0.8 million) and the formation of a joint venture within our Specialty Chemicals segment ($1.6 million) and an indemnification expense ($5.0 million). Significant pre-tax adjustments recorded in the quarter ended March 31, 2020 included a trademark impairment ($1.0 million).

21. SUBSEQUENT EVENTS

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of the previously announced joint venture with Pennzoil-Quaker State Company dba SOPUS products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business. The formation was consummated through a transaction in which Whitmore sold to Shell a 50% interest in a wholly-owned subsidiary (containing certain existing operating assets) in exchange for consideration of $13.7 million from Shell in the form of cash and intangible assets.

On May 18, 2021, the Company entered into a Second Amended and Restated Credit Agreement that provides for a five-year $400.0 million Revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party hereto. Refer to Note 7 for additional information.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2021, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021 as required by Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of March 31, 2021, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with guidance issued by the SEC, recently acquired businesses may be excluded from management's assessment of the effectiveness of the Company's internal control over financial reporting in the year of acquisition. Accordingly, management excluded the TRUaire acquisition from management's assessment of the effectiveness of the Company's internal control over financial reporting from the December 15, 2020 acquisition date, which excluded total assets and total net revenues representing approximately 59% and 8%, respectively, of the Company's related consolidated financial statement amounts as of and for the year ended March 31, 2021. Based on this assessment, our management has concluded that as of March 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2021, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2021, and our report dated May 20, 2021 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of T.A Industries, Inc. (“Acquired Entity”) whose financial statements reflect total assets and revenues constituting 59% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2021. As indicated in Management’s Report on Internal Control over Financial Reporting, the Acquired Entity was acquired on December 15, 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the Acquired Entity.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
May 20, 2021

ITEM 9B: OTHER INFORMATION

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent, and the lenders, issuing banks and swingline lender party thereto. CSW Industrials Holdings, LLC, a wholly-owned subsidiary of the Company (the “Borrower”), is the borrower under the Second Credit Agreement. The Second Credit Agreement provides for a $400.0 million revolving credit facility that contains a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. The Second Credit Agreement is scheduled to mature on May 18, 2026.

Borrowings under the Second Credit Agreement bear interest, at the Borrower’s option, at either base rate or LIBOR, plus, in either case, an applicable margin based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%.

Borrowings under the Second Credit Agreement may be used for working capital and general corporate purposes, including, without limitation, for financing permitted acquisitions and fees and expenses incurred in connection therewith.

The obligations of the Borrower under the Second Credit Agreement are guaranteed by the Company and all of its direct and indirect domestic subsidiaries. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Borrower and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum Leverage Ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement, and the maintenance of a minimum Fixed Charge Coverage Ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. The Second Credit Agreement also contains (i) affirmative and negative covenants which are customary for similar credit agreements, including, without limitation, limitations on the Company, the Borrower and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets and transactions with affiliates, and (ii) customary events of default.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2021.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2021.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2021.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2021.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2021.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	37
CSW Industrials, Inc. Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2021 and 2020	39
For each of the three years in the period ended March 31, 2021:
Consolidated Statements of Operations	40
Consolidated Statements of Comprehensive (Loss) Income	40
Consolidated Statements of Equity	41
Consolidated Statements of Cash Flows	42
Notes to Consolidated Financial Statements	43
(2) Financial Statement Schedules
None.
(3) Exhibits

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
2.1
Stock Purchase Agreement, dated November 4, 2020, by and among RectorSeal, LLC, T.A. Industries, Inc. d/b/a TRUaire, Yongki Yi as Seller Representative, the Sellers party thereto, and solely for the purposes of Sections 1.8, 6.5(d) and 13.18, CSW Industrials, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2020)

3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2018)
3.2	Amended and Restated Bylaws of the Company, adopted and effective August 14, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2018)
4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on May 20, 2020)

10.1
First Amended and Restated Credit Agreement, dated as of September 15, 2017, by and among CSW Industrials Holdings, Inc., Whitmore Manufacturing, LLC, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2017)

10.2
First Amendment (Incremental Amendment) to First Amended and Restated Credit Agreement, dated December 1, 2020, by and among CSW Industrials Holdings, Inc. and Whitmore Manufacturing, LLC, the other Loan Parties party thereto and JPMorgan Chase Bank, N.A., individually and in its capacity as the Administrative Agent, Swingline Lender and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 1, 2020)

10.3*
Second Amendment to First Amended and Restated Credit Agreement, dated March 10, 2021, by and among CSW Industrials Holdings, Inc. and Whitmore Manufacturing, LLC, the other Loan Parties party thereto and JPMorgan Chase Bank, N.A., individually and in its capacity as the Administrative Agent, Swingline Lender and Issuing Bank

10.4
Registration Rights Agreement, dated December 15, 2020, by and among CSW Industrials, Inc. and the Sellers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 16, 2020)

10.5	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed on August 28, 2015)
10.6
Amended and Restated CSW Industrials, Inc. 2015 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 12, 2016) +

10.7
Employment agreement by and between CSW Industrials, Inc. and Joseph Armes, dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +

10.8	Form of Employee Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)+
10.9	Form of Employee Time Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)+
10.10
Form of Employee Performance Share Award Form of Employee Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 8, 2019) +

10.11	Form of Non-Employee Director Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on February 8, 2018)+
10.12
Form of Non-Qualified Stock Option Right Award Agreement (executive compensation plan – replacement award agreement) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on February 16, 2016) +

10.13	CSW Industrials, Inc. Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016) +
21.1*	List of subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT NUMBER	DESCRIPTION
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Management contracts and compensatory plans required to be filed as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 20, 2021	CSW INDUSTRIALS, INC.

	By:	/s/ Joseph B. Armes
Joseph B. Armes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph B. Armes	Chief Executive Officer	May 20, 2021
Joseph B. Armes	(Principal Executive Officer)

/s/ James E. Perry	Chief Financial Officer	May 20, 2021
James E. Perry	(Principal Financial and Accounting Officer)

/s/ Michael R. Gambrell	Director	May 20, 2021
Michael R. Gambrell

/s/ Terry L. Johnston	Director	May 20, 2021
Terry L. Johnston

/s/ Linda A. Livingstone	Director	May 20, 2021
Linda A. Livingstone, Ph.D.

/s/ William F. Quinn	Director	May 20, 2021
William F. Quinn

/s/ Robert M. Swartz	Director	May 20, 2021
Robert M. Swartz

/s/ J. Kent Sweezey	Director	May 20, 2021
J. Kent Sweezey

/s/ Debra L. von Storch	Director	May 20, 2021
Debra L. von Storch