Form 10-Q
period 2021-06-30
CSW INDUSTRIALS, INC.
filed 2021-08-04
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 30, 2021, there were 15,734,200 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands, except per share amounts)	2021	2020
Revenues, net	$161,266	$90,964
Cost of revenues	(92,668)	(48,212)
Gross profit	68,598	42,752
Selling, general and administrative expenses	(40,124)	(26,499)
Operating income	28,474	16,253
Interest expense, net	(1,538)	(318)
Other expense, net	(172)	(307)
Income before income taxes	26,764	15,628
Provision for income taxes	(6,401)	(3,668)
Net income	20,363	11,960
Less: Income attributable to redeemable noncontrolling interest	(315)	—
Net income attributable to CSW Industrials, Inc.	$20,048	$11,960

Net income per share attributable to CSW Industrials, Inc.
Basic	$1.28	$0.81
Diluted	$1.27	$0.81
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2021	2020
Net income	$20,363	$11,960
Other comprehensive income (loss):
Foreign currency translation adjustments	489	1,338
Cash flow hedging activity, net of taxes of $29 and $15, respectively	(109)	(55)
Pension and other postretirement effects, net of taxes of $(2) and $1, respectively	7	(4)
Other comprehensive income	387	1,279
Comprehensive income	$20,750	$13,239
Less: Comprehensive income attributable to redeemable noncontrolling interest	(315)	—
Comprehensive income attributable to CSW Industrials, Inc.	$20,435	$13,239
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share amounts)	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$15,677	$10,088
Accounts receivable, net of allowance for expected credit losses of $978 and $915, respectively	111,940	96,695
Inventories, net	105,005	98,086
Prepaid expenses and other current assets	10,050	9,684
Total current assets	242,672	214,553
Property, plant and equipment, net of accumulated depreciation of $73,177 and $72,944, respectively	80,664	82,554
Goodwill	218,927	218,795
Intangible assets, net	286,060	283,060
Other assets	75,919	75,995
Total assets	$904,242	$874,957

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,227	$32,444
Accrued and other current liabilities	47,939	49,743
Current portion of long-term debt	561	561
Total current liabilities	91,727	82,748
Long-term debt	230,635	241,776
Retirement benefits payable	1,674	1,695
Other long-term liabilities	135,380	136,725
Total liabilities	459,416	462,944
Redeemable noncontrolling interest	13,706	—
Equity:
Common shares, $0.01 par value	161	161
Shares authorized – 50,000
Shares issued – 16,250 and 16,162, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	107,531	104,689
Treasury shares, at cost (516 and 511 shares, respectively)	(35,868)	(34,075)
Retained earnings	364,905	347,234
Accumulated other comprehensive loss	(5,609)	(5,996)
Total equity	431,120	412,013
Total liabilities, redeemable noncontrolling interest and equity	$904,242	$874,957
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2021	$161	$(34,075)	$104,689	$347,234	$(5,996)	$412,013
Share-based compensation	—	—	1,888	—	—	1,888
Stock activity under stock plans	—	(3,168)	(1)	—	—	(3,169)
Reissuance of treasury shares	—	1,375	936	—	—	2,311
Net income	—	—	—	20,048	—	20,048
Dividends	—	—	19	(2,377)	—	(2,358)
Other comprehensive income, net of tax	—	—	—	—	387	387
Balance at June 30, 2021	$161	$(35,868)	$107,531	$364,905	$(5,609)	$431,120

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2020	$159	$(75,377)	$48,327	$315,078	$(11,446)	$276,741
Share-based compensation	—	—	1,328	—	—	1,328
Stock activity under stock plans	1	(1,670)	(1)	—	—	(1,670)
Repurchase of common shares	—	(7,291)	—	—	—	(7,291)
Reissuance of treasury shares	—	3,131	516	—	—	3,647
Net income	—	—	—	11,960	—	11,960
Dividends	—	—	12	(1,996)	—	(1,984)
Other comprehensive income, net of tax	—	—	—	—	1,279	1,279
Balance at June 30, 2020	$160	$(81,207)	$50,182	$325,042	$(10,167)	$284,010

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2021	2020
Cash flows from operating activities:
Net income	$20,363	$11,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,059	1,877
Amortization of intangible and other assets	9,235	1,711
Provision for inventory reserves	247	854
Provision for doubtful accounts	202	312
Share-based and other executive compensation	1,888	1,328
Net gain on disposals of property, plant and equipment	1	—
Net pension benefit	36	40
Net deferred taxes	81	422
Changes in operating assets and liabilities:
Accounts receivable	(16,164)	3,315
Inventories	(11,036)	(6,458)
Prepaid expenses and other current assets	(344)	471
Other assets	270	(149)
Accounts payable and other current liabilities	10,865	(1,515)
Retirement benefits payable and other liabilities	226	(22)
Net cash provided by operating activities	18,929	14,146
Cash flows from investing activities:
Capital expenditures	(1,079)	(1,837)
Proceeds from sale of assets	8	—
Proceeds from acquisitions true-up	1,375	—
Net cash provided by (used in) investing activities	304	(1,837)
Cash flows from financing activities:
Borrowings on line of credit	12,000	10,000
Repayments of line of credit and term loan	(23,140)	(10,140)
Payments of deferred loan costs	(2,328)	—
Purchase of treasury shares	(3,168)	(9,346)
Proceeds from acquisition of redeemable noncontrolling interest shareholder	5,293	—
Dividends	(2,358)	(1,985)
Net cash used in financing activities	(13,701)	(11,471)
Effect of exchange rate changes on cash and equivalents	57	511
Net change in cash and cash equivalents	5,589	1,349
Cash and cash equivalents, beginning of period	10,088	18,338
Cash and cash equivalents, end of period	$15,677	$19,687
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a growth-oriented, diversified industrial company with a strategic focus on providing niche, value-added products in the end markets we serve. Our broad portfolio of leading products provides performance optimizing and life safety solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), grilles, registers and diffusers, engineered building products and high-performance specialty lubricants and sealants. Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to our professional end-use customers that place a premium on superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including No. 5®, KOPR-KOTE®, Kats Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze®, Greco® and TRUaire®.

Our products are well-known in the specific industries we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial markets.

The COVID-19 pandemic and its resulting impacts, including the substantial decline in crude oil prices that began in March 2020, had an overall negative impact on our financial results in the three months ended June 30, 2020. During the three months ended June 30, 2021, the COVID-19 pandemic continues to have an impact on human health, the global economy and society at large. While the COVID-19 pandemic has contributed to increased demand in certain parts of our business, including the HVAC/R end market, we expect customer demand levels and our overall results of operations and financial condition to have some level of volatility through the duration of the pandemic when compared to pre-pandemic periods. In addition, the countermeasures taken by federal, state and/or local governments and the Federal Reserve in response to the COVID-19 pandemic, as well as the recovering demand as jurisdictions relax COVID-19 protocols, have had business impacts, including increased material cost inflation and logistics costs increases. Beginning in the three months ended March 31, 2021, we began implementing pricing initiatives to mitigate the impact of rising costs, which initiatives have continued and increased during the three months ended June 30, 2021.

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

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of June 30, 2021, and the results of operations for the three-month periods ended June 30, 2021 and 2020. All adjustments are of a normal, recurring nature.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CSWI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the “Annual Report”).

Whitmore Joint Venture ("Whitmore JV")

On April 1, 2021, Whitmore Manufacturing, LLC (the “Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of the previously announced joint venture ("Whitmore JV") with Pennzoil-Quaker State Company dba SOPUS products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business. The formation was consummated through a transaction in which Whitmore sold to Shell a 50% interest in a wholly-owned subsidiary (containing certain existing operating assets) in exchange for consideration of $13.4 million from Shell in the form of cash and intangible assets. The Whitmore JV is deemed to be a variable interest entity ("VIE") and the Company is the primary beneficiary of this VIE, primarily due to Whitmore having the power to direct the manufacturing activities, which are considered the most significant activities for the Whitmore JV. The Whitmore JV has been consolidated into the operations of the Company and its activity has been included in our Specialized Reliability Solutions segment since the formation date. Refer to Note 3 for further information on the Whitmore JV.

Segment Realignment

Beginning with the quarter ended June 30, 2021, we revised our segment structure to align with how our chief operating decision maker (who was determined to be our Chief Executive Officer) views our business, assesses performance and allocates resources to our business components. Effective April 1, 2021, following the completion of various strategic transactions including the acquisition of T.A. Industries, Inc. and the formation of the Whitmore JV, our business is now organized into three reportable segments:
1.Contractor Solutions manufactures and supplies products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for professional tradespeople. This segment is comprised primarily of RectorSeal and TRUaire operating companies.
2.Engineered Building Solutions provides primarily code-driven products focused on life safety that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional, and multi-family residential buildings. This segment is comprised primarily of Balco, Greco and Smoke Guard operating companies.
3.Specialized Reliability Solutions provides products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges. This segment is comprised primarily of Whitmore and the Whitmore JV operating companies.

As a result, reclassification of certain prior year financial information has been made to conform with the current period's presentation. None of the changes impact the Company's previously reported consolidated net revenue, operating income, net income or net income per share. Refer to Note 18 for further information on the Company's segment realignment.

Accounting Policies

We have consistently applied the accounting policies described in our Annual Report in preparing these condensed consolidated financial statements.  Updates and supplements to those accounting policies associated with the segment realignment and formation of the Whitmore JV are discussed below:

Segments - As discussed above, we conduct our operations through three business segments based on how we manage the business. Our Chief Executive Officer views our business, assesses performance and allocates resources using financial information generated and reported at the reportable segment level. We evaluate segment performance and allocate resources based on each reportable segment's operating income. Our reportable segments are as follows:

1.Contractor Solutions manufactures and supplies products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for professional tradespeople. This segment is comprised primarily of RectorSeal and TRUaire operating companies.
2.Engineered Building Solutions provides primarily code-driven products focused on life safety that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional, and multi-family residential buildings. This segment is comprised primarily of Balco, Greco and Smoke Guard operating companies.
3.Specialized Reliability Solutions provides products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges. This segment is comprised primarily of Whitmore and the Whitmore JV operating companies.

Variable Interest Entities - We evaluate whether an entity is a variable interest entity (“VIE”) and determine if the primary beneficiary status is appropriate on a quarterly basis. We consolidate a VIE for which we are the primary beneficiary. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. Through this evaluation, we determined that the Whitmore JV is a VIE and the Company is the primary beneficiary of this VIE, primarily due to the Company having the power to direct the manufacturing activities, which are considered the most significant activities for the Whitmore JV.

Redeemable Noncontrolling Interests - Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to Shell's 50% equity interest in the Whitmore JV and is classified in temporary equity that is reported between liabilities and shareholders' equity on our Consolidated Balance Sheets initially at its formation-date fair value. We adjust the redeemable noncontrolling interest each reporting period for the net income (or loss) attributable to the noncontrolling interest. We also make a measurement period adjustment, if any, to adjust the redeemable noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income or net income attributable to CSWI. The redemption value of the redeemable noncontrolling interest is estimated using a discounted cash flow analysis, which requires management judgment with respect to future revenue, operating margins, growth rates and discount rates. Net income (loss) attributable to the redeemable noncontrolling interests are presented as a separate line on the consolidated statements of operations which is necessary to identify those income (loss) specifically attributable to CSWI. The financial results and position of the redeemable noncontrolling interest acquired through the formation of the Whitmore JV are included in their entirety in our consolidated statements of operations and consolidated balance sheets beginning with the first fiscal quarter of fiscal 2022.

When calculating earnings per share attributable to CSWI, we adjust net income attributable to CSWI for the measurement period adjustment to the extent the redemption value exceeds the carrying value of the redeemable noncontrolling interest on a cumulative basis. Refer to Note 3 for further information regarding the redeemable noncontrolling interest.

Accounting Developments

Pronouncements Implemented

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes: Simplifying the Accounting for Income Taxes." The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and adding some requirements regarding franchise (or similar) tax, step-ups in a business combination, treatment of entities not subject to tax and when to apply enacted changes in tax laws. This ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. Early adoption is permitted. Our adoption of ASU No. 2019-12 effective April 1, 2021 did not have a material impact on our condensed consolidated financial conditions and results of operations.

Pronouncements not yet implemented

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

2. ACQUISITIONS

T.A. Industries

On December 15, 2020, we acquired 100% of the outstanding equity of T.A. Industries, Inc. (“TRUaire”), a leading manufacturer of grilles, registers, and diffusers for the residential and commercial HVAC/R end market, based in Santa Fe Springs, California. The acquisition also included TRUaire’s wholly-owned manufacturing facility based in Vietnam. The acquisition has extended the Company’s product offerings to the HVAC market as well as added new customers and provide strategic distribution facilities.

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
(a) Amount includes working capital and closing cash adjustments, and includes the $1.4 million received by the Company on April 1, 2021 as a result of the final working capital true-up adjustment pursuant to the purchase agreement.

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

	Initial Estimated Fair Value	Measurement Period	Updated Estimated Fair Value
Cash	$1,471	$—	$1,471
Accounts Receivable, net	13,467	—	13,467
Inventory	46,313	(1,300)	45,013
Short-Term Tax Indemnity Assets	5,000	—	5,000
Other Current Assets	1,285	1,046	2,331
Property, Plant and Equipment	28,832	(3,065)	25,767
Trade Name (indefinite life)	43,500	—	43,500
Customer Lists (useful life of 15 years)	194,000	8,500	202,500
Right-Of-Use Assets	49,040	—	49,040
Long-Term Tax Indemnity Assets	7,500	—	7,500
Other Long-Term Assets	2,850	402	3,252
Accounts Payable	(4,074)	—	(4,074)
Accrued and Other Current Liabilities	(3,678)	(1,406)	(5,084)
Lease Liabilities - Short-Term	(4,811)	—	(4,811)
Deferred Tax Liabilities	(56,249)	(6,912)	(63,161)
Tax Contingency Reserve	(22,511)	5,190	(17,321)
Lease Liabilities - Long-Term	(45,369)	—	(45,369)
Estimated fair value of net assets acquired	256,566	2,455	259,021
Goodwill	129,169	(3,609)	125,560
Total Purchase Price	$385,735	$(1,154)	$384,581

Deferred tax liabilities were established to record the deferred tax impact of purchase price accounting adjustments, primarily related to intangibles assets. Tax contingency reserves relate to uncertain tax positions TRUaire took in the periods prior to the acquisition date.
In accordance with the tax indemnification included in the purchase agreement of TRUaire, the seller has provided contractual indemnification to the Company for up to $12.5 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire by 2023. During the three months ended March 31, 2021, TRUaire received an audit closing letter from Internal Revenue Service related to calendar 2017, a pre-acquisition tax year. As a result of this, $5.0 million of the relevant tax indemnification assets was released in accordance with the purchase agreement. As of June 30, 2021, approximately $7.5 million of the tax indemnification assets remain outstanding.

Goodwill of $125.6 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC/R end market. The goodwill recorded as part of this acquisition is included in the Contractor Solutions segment. The goodwill associated with the acquisition will not be amortized for financial reporting purposes and will not be deductible for income tax purposes.

TRUaire generated net revenue of $67.4 million and a net income before income taxes of $4.4 million for the period from the acquisition date to June 30, 2021. For the three months ended June 30, 2021, TRUaire generated revenue of $33.5 million and a net income before income taxes of $4.8 million. TRUaire activity is currently included in our Contractor Solutions segment. During the year ended March 31, 2021, the Company incurred and paid $7.8 million of transaction expenses in connection with the TRUaire acquisition, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations. No transaction expenses were incurred during the three months ended June 30, 2021.

Pursuant to Topic 805, unaudited supplemental proforma results of operations for the three months ended June 30, 2020, as if the acquisition of TRUaire had occurred on April 1, 2019, are presented below (in thousands, except per share amounts):

Three Months Ended June 30, 2020
Revenue, net	$119,674
Net income	15,513

Net earnings per common share:
Diluted	$0.99
Basic	1.00

These proforma results do not present financial results that would have been realized had the acquisition occurred on April 1, 2019, nor are they intended to be a projection of future results. The unaudited proforma results include certain proforma adjustments to net income that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2019, including the following:

•Additional depreciation expense of $0.1 million for the three months ended June 30, 2020 that would have been recognized as a result of the fair value step-up of the property, plant and equipment;
•Additional amortization expense of $3.4 million for the three months ended June 30, 2020 that would have been recognized as a result of the allocation of purchase consideration to customer lists subject to amortization;
•Estimated additional interest expense of $1.2 million for the three months ended June 30, 2020 as a result of incurring additional borrowing and
•Income tax effect of the proforma adjustments calculated using a blended statutory income tax rate of 24.5% of $1.1 million for the three months ended June 30, 2020.

3. CONSOLIDATION OF VARIABLE INTEREST ENTITIES AND REDEEMABLE NONCONTROLLING INTEREST

Whitmore Joint Venture ("Whitmore JV")

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of the previously announced joint venture ("Whitmore JV") with Pennzoil-Quaker State Company dba SOPUS products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business. The formation was consummated through a transaction in which Whitmore sold to Shell a 50% interest in a wholly-owned subsidiary (containing certain existing operating assets) in exchange for consideration of $13.4 million from Shell in the form of cash ($5.3 million) and intangible assets ($8.1 million). The Whitmore JV has been consolidated into the operations of the Company and its activity has been included in our Specialized Reliability Solutions segment since the formation date.

The Whitmore JV is deemed to be a VIE as the equity investors at risk, as a group, lack the characteristics of a controlling financial interest. The major factor that led to the conclusion that Company is the primary beneficiary of this VIE is that Whitmore has the power to direct the most significant activities due to its ability to direct the manufacturing decisions of the Whitmore JV. Whitmore JV's total net assets are presented below (in thousands):

June 30, 2021
Cash	$4,791
Accounts receivable, net	7,179
Inventories, net	1,257
Prepaid expenses and other current assets	236
Property, plant and equipment, net	2,226
Intangible assets, net	7,895
Other assets	45
Total assets	$23,629

Accounts payable	$4,537
Accrued and other current liabilities	120
Total liabilities	$4,657

During the three months ended June 30, 2021, the Whitmore JV generated a net income of $0.6 million.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member after three years from the Whitmore JV's formation, subject to certain time restrictions. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the three-month period ended June 30, 2021 were as follows (in thousands):

Balance at March 31, 2021	$—
Fair value of redeemable noncontrolling interest at formation-date	13,391
Net income attributable to redeemable noncontrolling interest	315
Adjustments to redemption value	—
Balance at June 30, 2021	$13,706

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2021	March 31, 2021
Raw materials and supplies	$33,611	$27,416
Work in process	6,325	6,365
Finished goods	72,953	72,452
Total inventories	112,889	106,233
Less: LIFO reserve	(4,287)	(4,565)
Less: Obsolescence reserve	(3,597)	(3,582)
Inventories, net	$105,005	$98,086

5. GOODWILL AND INTANGIBLE ASSETS

During the three months ended June 30, 2021, we revised our segment structure creating three reportable segments: Contractor Solutions, Engineered Building Solutions and Specialized Reliability Solutions. Refer to Note 18 for further information on the Company's segment realignment. As part of our segment realignment, we changed our reporting units and reallocated existing goodwill to each of the new reportable segments and associated reporting units, based on management's estimate of the relative fair value of each reporting unit. The result of this reallocation of goodwill has been recast, by reportable segment, as of March 31, 2021.

The changes in the carrying amount of goodwill as of June 30, 2021 and March 31, 2021 were as follows (in thousands):

	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Balance at March 31, 2021	$169,345	$22,238	$27,212	$218,795
Goodwill re-allocation	14,813	2,727	(17,540)	—
TRUaire acquisition	6	—	—	6
Currency translation	(12)	125	13	126
Balance at June 30, 2021	$184,152	$25,090	$9,685	$218,927

In conjunction with the goodwill reallocation described above, during the three months ended June 30, 2021, we performed an impairment test of goodwill held by all reporting units as of March 31, 2021. Based on the results of the goodwill assessment, we determined that the fair values of each reporting unit exceeded its carrying value. As such, we concluded that there was no indication of goodwill impairment for all reporting units.

The following table provides information about our intangible assets (in thousands, except years):

		June 30, 2021		March 31, 2021
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,418	$(7,682)	$9,461	$(7,540)
Customer lists and amortized trademarks	14	275,213	(47,089)	267,096	(42,345)
Non-compete agreements	5	992	(845)	982	(790)
Other	8	4,767	(3,316)	4,743	(3,141)
		$290,390	$(58,932)	$282,282	$(53,816)
Trade names and trademarks not being amortized:		$54,602	$—	$54,594	$—

Amortization expenses for the three months ended June 30, 2021, and June 30, 2020 were $9.1 million and $1.7 million, respectively. The following table shows the estimated future amortization for intangible assets, as of June 30, 2021, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2022	$14,880
2023	19,079
2024	18,367
2025	17,409
2026	16,499
Thereafter	145,224
Total	$231,458

6. SHARE-BASED COMPENSATION

Refer to Note 5 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of June 30, 2021, 547,386 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Share-based compensation expense	$1,888	$1,328
Related income tax benefit	(453)	(319)
Net share-based compensation expense	$1,435	$1,009

Stock option activity was as follows:

	Three Months Ended June 30, 2021
	Number of Shares	Weighted Average Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2021	63,413	$25.23
Exercised	—	—
Outstanding at June 30, 2021	63,413	25.23	3.2	$5.9
Exercisable at June 30, 2021	63,413	$25.23	3.2	$5.9

All compensation costs related to stock options were recognized prior to April 1, 2019. No options were granted or vested during the three months ended June 30, 2021 and 2020.

Restricted share activity was as follows:

	Three Months Ended June 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2021:	172,916	$70.50
Granted	127,727	172.98
Vested	(59,166)	58.97
Canceled	—	—
Outstanding at June 30, 2021	241,477	$114.04

During the three months ended June 30, 2021, Joe Armes, the Company's Chairman, Chief Executive Officer and President, was awarded a series of long-term incentive awards with the purpose of retaining him through retirement and promoting successful succession planning and transition practices. Mr. Armes' awards include 31,496 shares of restricted stock, 27,559 performance shares and 19,685 performance restricted stock units. All awards granted to Ms. Armes are included in the above restricted share activity.

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of June 30, 2021 and 2020 included 102,001 and 90,012 shares (at target), respectively, with performance-based vesting provisions, and vesting ranges from 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, but do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 47,845 and 34,245 awards with performance-based vesting provisions during the three months ended June 30, 2021 and 2020, respectively, with a vesting range of 0%-200%.

At June 30, 2021, we had unrecognized compensation cost related to unvested restricted shares of $22.1 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 4 years. The total fair value of restricted shares granted during the three months ended June 30, 2021 and 2020 was $17.2 million and $2.5 million, respectively. The total fair value of restricted shares vested during the three months ended June 30, 2021 and 2020 was $8.0 million and $4.2 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	June 30, 2021	March 31, 2021
Revolving Credit Facility, interest rate of 1.85% and 2.11%, respectively	$221,000	$232,000
Whitmore Term Loan, interest rate of 2.10% and 2.11%, respectively	10,196	10,337
Total debt	231,196	242,337
Less: Current portion	(561)	(561)
Long-term debt	$230,635	$241,776

Revolving Credit Facility

As discussed in Note 7 to our consolidated financial statements included in our Annual Report, we had a five-year, $300.0 million revolving credit facility agreement, which was scheduled to mature on September 15, 2022 (the “Revolving Credit Facility”). Borrowings under this facility bore interest at a rate of prime plus 1.00% or London Interbank Offered Rate ("LIBOR") plus 2.00%, which is adjusted based on our quarterly leverage ratio. We also paid a commitment fee of 0.3% for the unutilized portion of this revolving credit facility.

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), which provides for a $400 million revolving credit facility that contains a $25 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans. The Second Credit Agreement is scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in underwriting discounts and fees, which are being amortized over the life of the Second Credit Agreement. Borrowings under the Second Credit Agreement bear interest at either base rate or LIBOR, plus, in either case, an applicable margin based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We pay a commitment fee of 0.25% for the unutilized portion of this revolving credit facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Borrower and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

During the three months ended June 30, 2021, we borrowed $12.0 million and repaid $23.0 million under this facility. As of June 30, 2021 and March 31, 2021, we had $221.0 million and $232.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity of $179.0 million and $68.0 million, respectively. The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement, and the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of June 30, 2021.

Whitmore Term Loan

As of June 30, 2021, Whitmore had a secured term loan (the "Whitmore Term Loan") outstanding related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan was entered into in July 2014 and matures on July 31, 2029 and requires payments of $140,000 each quarter.  Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%.  As of June 30, 2021 and March 31, 2021, Whitmore Manufacturing had $10.2 million and $10.3 million, respectively, in principal amount outstanding under the Whitmore Term Loan. Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 9.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 27 years, some of which include escalation clauses and/or options to extend or terminate the leases. We do not currently have any financing lease arrangements.

	Three Months Ended June 30,
(in thousands)	2021	2020
Components of Operating Lease Expenses
Operating lease expense (a)	$2,429	$845
Short-term lease expense	95	55
Total operating lease expense	$2,524	$900
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	June 30, 2021	March 31, 2021
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$59,650	$61,707

Short-term lease liabilities (c)	$8,011	$8,063
Long-term lease liabilities (c)	54,861	56,709
Total operating lease liabilities	$62,872	$64,772
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Three Months Ended June 30,
(in thousands)	2021	2020
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$2,359	$933
Right-of-use assets obtained in exchange for new operating lease obligations	29	59
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	7.97	6.01
Weighted average discount rate (percent)	2.6%	4.3%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2022 (excluding the three months ended June 30, 2021)	$7,198
2023	9,019
2024	8,920
2025	8,785
2026	8,786
Thereafter	26,520
Total lease liabilities	69,228
Less: Imputed interest	(6,356)
Present value of lease liabilities	$62,872

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on the Whitmore Term Loan, as discussed in Note 7.  As of June 30, 2021 and March 31, 2021, we had $10.2 million and $10.3 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap is highly effective.  At June 30, 2021, the maximum remaining length of the interest rate swap contract was approximately 8.1 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	June 30, 2021	March 31, 2021
Current derivative liabilities	$277	$280
Non-current derivative liabilities	878	736

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three months ended June 30, 2021 and 2020 (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2021	2020
Net income	$20,363	$11,960
Less: Net income attributable to redeemable noncontrolling interest	(315)	—
Net income attributable to CSW Industrials, Inc. shareholders	$20,048	$11,960

Weighted average shares:
Common stock	15,605	14,603
Participating securities	110	104
Denominator for basic earnings per common share	15,715	14,707
Potentially dilutive securities	66	101
Denominator for diluted earnings per common share	15,781	14,808

Net income per share attributable to CSW Industrials, Inc. shareholders:
Basic	$1.28	$0.81
Diluted	$1.27	$0.81

11. SHAREHOLDERS' EQUITY

Share Repurchase Program

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year period. On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced the previously announced $75.0 million program. Under the newly-authorized program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration of December 31, 2022, for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. No shares were repurchased during the three months ended June 30, 2021, and 115,151 shares were repurchased for an aggregate amount of $7.3 million, under the prior $75.0 million share repurchase program during the three months ended June 30, 2020. As of June 30, 2021, no shares had been repurchased under the previously announced $100.0 million program.

Dividends

In April 2019, we commenced a quarterly dividend program. Total dividends of $2.4 million and $2.0 million were paid during the three months ended June 30, 2021 and 2020, respectively.

On July 15, 2021, we announced a quarterly dividend of $0.150 per share payable on August 13, 2021 to shareholders of record as of July 29, 2021. Any future dividends at the existing $0.150 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at June 30, 2021 and March 31, 2021 due to their short-term nature.

13. RETIREMENT PLANS
Refer to Note 13 to our consolidated financial statements included in our Annual Report for a description of our retirement and post-retirement benefits.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended June 30,
	2021	2020
Service cost, benefits earned during the period	$12	$10
Interest cost on projected benefit obligation	34	36
Expected return on assets	(28)	(24)
Amortization of net actuarial loss	18	18
Net pension benefit	$36	$40

The components of net periodic cost for retirement and postretirement benefits, other than service costs, are included in other expense, net in our condensed consolidated statements of income.

Employee Stock Ownership Plan ("ESOP") - During the quarters ended June 30, 2021 and 2020, we contributed shares of common stock out of treasury shares with a value of $2.3 million and $3.6 million, respectively, to our ESOP, based on performance in the prior year.

14. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

15. INCOME TAXES

For the three months ended June 30, 2021, we earned $26.8 million from operations before taxes and provided for income taxes of $6.4 million, resulting in an effective tax rate of 23.9%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2021 primarily due to state and foreign income taxes, executive compensation limitations, an increase in the reserves for uncertain tax positions and provision for global intangible low-taxed income ("GILTI"), partially offset by excess tax deductions related to stock compensation and deductions related to foreign-derived intangible income ("FDII") and foreign tax credits.

For the three months ended June 30, 2020, we earned $15.6 million from operations before taxes and provided for income taxes of $3.7 million, resulting in an effective tax rate of 23.5%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2020, primarily due to state income taxes, tax credits, excess tax deductions related to stock compensation and a change in indefinite reinvestment assertion related to the investment in a foreign subsidiary.

We are currently under examination by the Internal Revenue Service for Whitmore's federal short period tax return for tax year ending September 30, 2015. We have not been notified of any material adjustments.

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended June 30,
	2021	2020
Currency translation adjustments:
Balance at beginning of period	$(4,394)	$(9,185)
Adjustments for foreign currency translation	489	1,338
Balance at end of period	$(3,905)	$(7,847)

Interest rate swaps:
Balance at beginning of period	$(803)	$(1,390)
Unrealized gain, net of taxes of $44 and $28, respectively (a)	(166)	(106)
Reclassification of losses included in interest expense, net, net of taxes of $(15) and $(14), respectively	57	51
Other comprehensive income	(109)	(55)
Balance at end of period	$(912)	$(1,445)

Defined benefit plans:
Balance at beginning of period	$(799)	$(871)
Amortization of net losses, net of taxes of $(2) and $1, respectively (b)	7	(4)
Balance at end of period	$(792)	$(875)

(a) Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.2 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at June 30, 2021.
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

17. REVENUE RECOGNITION

Refer to Note 18 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2021
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$23,649	$—	$23,649
Book-and-ship	110,216	2,001	25,400	137,617
Net revenues	$110,216	$25,650	$25,400	$161,266

	Three Months Ended June 30, 2020
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$20,543	$—	$20,543
Book-and-ship	49,826	1,612	18,983	70,421
Net revenues	$49,826	$22,155	$18,983	$90,964

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2021:	$1,018
Revenue recognized during the period	(534)
New contracts and revenue added to existing contracts during the period	333
Balance at June 30, 2021	$817

18. SEGMENTS

Beginning with the quarter ended June 30, 2021, we revised our segment structure to align with how our chief operating decision maker (who was determined to be our Chief Executive Officer) views our business, assesses performance and allocates resources to our business components. Effective April 1, 2021, following the completion of various strategic transactions including the acquisition of TRUaire and the formation of the Whitmore JV, our business is now organized into three reportable segments: (1) Contractor Solutions; (2) Engineered Building Solutions and (3) Specialized Reliability Solutions.

Three Months Ended June 30, 2021:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$110,216	$25,650	$25,400	$161,266	$—	$161,266
Intersegment revenue	26	—	47	73	(73)	—
Operating income	29,512	3,854	269	33,635	(5,161)	28,474

Three Months Ended June 30, 2020:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$49,826	$22,154	$18,984	$90,964	$—	$90,964
Intersegment revenue	58	—	14	72	(72)	—
Operating income	15,908	4,038	307	20,253	(4,000)	16,253

TOTAL ASSETS

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
June 30, 2021	$712,676	$71,212	$106,359	$890,247	$13,995	$904,242
March 31, 2021	686,408	67,281	108,028	$861,717	13,240	874,957

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our operations financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2021 included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.

Overview

We are a growth-oriented, diversified industrial company with a strategic focus on providing niche, value-added products in the end markets we serve. Our broad portfolio of leading products provides performance optimizing and life safety solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), grilles, registers and diffusers, engineered building products and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial. Our manufacturing operations are concentrated in the United States ("U.S."), Canada and Vietnam, and we also have distribution operations in U.S., Australia, Canada and the United Kingdom ("U.K."). Our products are sold directly to end users or through designated channels in over 100 countries around the world, including: Australia, Belgium, Brazil, Canada, China, Colombia, Germany, Japan, the Netherlands, Russia, Saudi Arabia, Singapore, South Africa, Sweden, the U.K., United Arab Emirates and the U.S.

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

The COVID-19 pandemic and its resulting impacts, including the substantial decline in crude oil prices that began in March 2020, had an overall negative impact on our financial results in the three months ended June 30, 2020. During the three months ended June 30, 2021, the COVID-19 pandemic continues to have an impact on human health, the global economy and society at large. While the COVID-19 pandemic has contributed to increased demand in certain parts of our business, including the HVAC/R end market, we expect customer demand levels and our overall results of operations and financial condition to have some level of volatility through the duration of the pandemic when compared to pre-pandemic periods. In addition, the countermeasures taken by federal, state and/or local governments and the Federal Reserve in response to the COVID-19 pandemic, as well as the recovering demand as jurisdictions relax COVID-19 protocols, have had business impacts, including increased material cost inflation and logistics costs increases. Beginning in the three months ended March 31, 2021, we began implementing pricing initiatives to mitigate the impact of rising costs, which initiatives have continued and increased during the three months ended June 30, 2021.

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

Whitmore Joint Venture ("Whitmore JV")

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of the previously announced joint venture ("Whitmore JV") with Pennzoil-Quaker State Company dba SOPUS products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business. The formation was consummated through a transaction in which Whitmore sold to Shell a 50% interest in a wholly-owned subsidiary (containing certain existing operating assets) in exchange for consideration of $13.4 million from Shell in the form of cash and intangible assets. The Whitmore JV is deemed to be a variable interest entity ("VIE") and the Company is the primary beneficiary of this VIE, primarily due to the Company having the power to direct the manufacturing activities, which are considered the most significant activities for the Whitmore JV. Refer to Note 3 for further information on the Whitmore JV. The Whitmore JV has been consolidated into the operations of the Company and its activity has been included in our Specialized Reliability Solutions segment since the formation date.

Segment Realignment

Beginning with the quarter ended June 30, 2021, we revised our segment structure to align with how our chief operating decision maker (who was determined to be our Chief Executive Officer) views our business, assesses performance and allocates resources to our business components. Effective April 1, 2021, following the completion of various strategic transactions including the acquisition of TRUaire and the formation of the Whitmore JV, our business is now organized into three reportable segments:
1.Contractor Solutions manufactures and supplies products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for professional tradespeople. This segment is comprised primarily of RectorSeal and TRUaire operating companies.
2.Engineered Building Solutions provides primarily code-driven products focused on life safety that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional, and multi-family residential buildings. This segment is comprised primarily of Balco, Greco and Smoke Guard operating companies.
3.Specialized Reliability Solutions provides products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges. This segment is comprised primarily of Whitmore and the Whitmore JV operating companies.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results of operations and results for each of our segments.

All acquisitions are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report. TRUaire activity has been included in our results within Contractor Solutions segment since the December 15, 2020 acquisition date. Whitmore JV activity has been included in our Specialized Reliability Solutions segment since the April 1, 2021 formation date. Consolidation of VIE (related to the Whitmore JV) is described in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

Revenues, net

	Three Months Ended June 30,
(Amounts in thousands)	2021	2020
Revenues, net	$161,266	$90,964

Net revenues for the three months ended June 30, 2021 increased $70.3 million, or 77.3%, as compared with the three months ended June 30, 2020. The increase was primarily due to the acquisition of TRUaire ($33.5 million or 36.8%). Excluding the acquisition impact, the organic sales increased $36.8 million, or 40.5%, from the prior year due to increased sales volumes into HVAC/R, plumbing, architecturally-specified building products, mining, energy and industrial end markets, as well as pricing initiatives that began in the three months ended March 31, 2021 and continued and increased during the three months ended June 30, 2021 to mitigate rising costs.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2021	2020
Gross profit	$68,598	$42,752
Gross profit margin	42.5%	47.0%

Gross profit for the three months ended June 30, 2021 increased $25.8 million, or 60.5%, as compared with the three months ended June 30, 2020. The increase was primarily a result of the impact of increased sales and the TRUaire acquisition.

Gross profit margin of 42.5% for the three months ended June 30, 2021 decreased as compared with 47.0% for the three months ended June 30, 2020. The decrease is primarily due to the TRUaire acquisition, including $3.9 million purchase accounting effect, and material and freight costs increases outpacing the implemented pricing initiatives.

Operating Expenses

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2021	2020
Operating expenses	$40,124	$26,499
Operating expenses as a percentage of revenues, net	24.9%	29.1%

Operating expenses for the three months ended June 30, 2021 increased $13.6 million, or 51.4%, as compared with the three months ended June 30, 2020. The increase was primarily due to the added expenses related to the inclusion of TRUaire's business in the current period and increased spend related to sales commissions and enterprise resource planning system pre-implementation and optimization. The decrease in operating expenses as a percentage of revenues was primarily attributable to sales increasing by a greater percentage than the increase in operating expenses.

Operating Income

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2021	2020
Operating income	$28,474	$16,253
Operating margin	17.7%	17.9%

Operating income for the three months ended June 30, 2021 increased $12.2 million, or 75.2%, as compared with the three months ended June 30, 2020, primarily as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $1.5 million for the three months ended June 30, 2021 increased $1.2 million as compared to the three months ended June 30, 2020. The increase was due to increased outstanding long-term debt, primarily resulting from borrowings to fund our acquisition of TRUaire.

Other expense, net decreased $0.1 million to net expense of $0.2 million for the three months ended June 30, 2021 as compared with net expense of $0.3 million for the three months ended June 30, 2020. The decrease was due to decreased losses arising from transactions in currencies other than our sites' functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended June 30, 2021, we earned $26.8 million from operations before taxes and provided for income taxes of $6.4 million, resulting in an effective tax rate of 23.9%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2021 primarily due to state and foreign income taxes, executive compensation limitations, an increase in the reserves for uncertain tax positions and provision for global intangible low-taxed income ("GILTI"), partially offset by excess tax deductions related to stock compensation and deductions related to foreign-derived intangible income ("FDII") and foreign tax credits.

For the three months ended June 30, 2020, we earned $15.6 million from operations before taxes and provided for income taxes of $3.7 million, resulting in an effective tax rate of 23.5%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2020, primarily due to state income taxes, tax credits, excess tax deductions related to stock compensation and a change in indefinite reinvestment assertion related to the investment in a foreign subsidiary.

We are currently under examination by the Internal Revenue Service for Whitmore's federal short period tax return for tax year ending September 30, 2015. We have not been notified of any material adjustments.

Business Segments

We conduct our operations through three business segments based on how we manage the business. We evaluate segment performance and allocate resources based on each segment's operating income. The key operating results for our three segments are discussed below.

Contractor Solutions Segment Results

The Contractor Solutions segment manufactures and supplies products for residential and commercial HVAC/R and plumbing applications, which are designed primarily for professional tradespeople.

	Three Months Ended June 30,
(Amounts in thousands)	2021	2020
Revenues, net	$110,242	$49,884
Operating income	29,512	15,908
Operating margin	26.8%	31.9%

Net revenues for the three months ended June 30, 2021 increased $60.4 million, or 121.0%, as compared with the three months ended June 30, 2020. The increase was primarily due to the TRUaire acquisition ($33.5 million or 67.1%). Excluding the acquisition impact, the organic sales increased by $26.9 million, or 53.9%, due to increased sales volumes into HVAC/R, plumbing and architecturally-specified building products end markets, as well as pricing initiatives that began in the three months ended March 31, 2021 and continued and increased during the three months ended June 30, 2021 to mitigate rising costs.

Operating income for the three months ended June 30, 2021 increased $13.6 million, or 85.5%, as compared with the three months ended June 30, 2020. The increase was primarily due to the TRUaire acquisition and increased organic sales, partially offset by increased spend related to sales commissions and enterprise resource planning system pre-implementation and optimization.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven products focused on life safety that are engineered to provide elegant solutions for the construction, refurbishment and modernization of commercial, institutional, and multi-family residential buildings.

	Three Months Ended June 30,
(Amounts in thousands)	2021	2020
Revenues, net	$25,650	$22,154
Operating income	3,854	4,038
Operating margin	15.0%	18.2%

Net revenues for the three months ended June 30, 2021 increased $3.5 million, or 15.8%, as compared with the three months ended June 30, 2020.  The increase was primarily due to enhanced marketing efforts to promote existing and newly developed products in the architecturally-specified building products end market, market share gains due to competitive lead times in the market place and improved specification levels.

Operating income for the three months ended June 30, 2021 decreased $0.2 million, or 4.6%, as compared with the three months ended June 30, 2020. The decrease was due to a shift in sales to lower margin projects.

Specialized Reliability Solutions Segment Results

Specialized Reliability Solutions segment provides long-established products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended June 30,
(Amounts in thousands)	2021	2020
Revenues, net	$25,447	$18,998
Operating income	269	307
Operating margin	1.1%	1.6%

Net revenues for the three months ended June 30, 2021 increased $6.4 million, or 33.9%, as compared with the three months ended June 30, 2020.  The increase was primarily due to the newly formed Whitmore JV ($1.6 million), demand recovery in the general industrial and energy end markets and pricing initiatives that began in the three months ended June 30, 2021 to mitigate rising costs.

Operating income for the three months ended June 30, 2021 declined slightly compared to the three months ended June 30, 2020. The decrease was primarily due to increased material and freight expenses outpacing the implemented pricing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Three Months Ended June 30,
(Amounts in thousands)	2021	2020
Net cash provided by operating activities	$18,929	$14,146
Net cash provided by (used in) investing activities	304	(1,837)
Net cash used in financing activities	(13,701)	(11,471)

Existing cash, cash generated by operations and borrowings available under our revolving credit facility are our primary sources of short-term liquidity.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.  Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories.  Our cash balance (including cash and cash equivalents) at June 30, 2021 was $15.7 million, as compared with $10.1 million at March 31, 2021.

For the three months ended June 30, 2021, our cash provided by operating activities from operations was $18.9 million, as compared with $14.1 million for three months ended June 30, 2020.

•Working capital used cash for the three months ended June 30, 2021 due to higher accounts receivable ($16.2 million) and higher inventories ($11.0 million), partially offset by higher accounts payable and other current liabilities ($10.9 million).
•Working capital used cash for the three months ended June 30, 2020 due to higher inventories ($6.5 million) and lower accounts payable and other current liabilities ($1.5 million), partially offset by lower accounts receivable ($3.3 million) and lower prepaid expenses and other current assets ($0.5 million).

Cash flows provided by investing activities from operations during the three months ended June 30, 2021 were $0.3 million, as compared with $1.8 million used in investing activities for the three months ended June 30, 2020.

•Capital expenditures during the three months ended June 30, 2021 and 2020 were $1.1 million and $1.8 million, respectively. Our capital expenditures have been focused on enterprise resource planning systems, new product introductions, capacity expansion, continuous improvement, automation and consolidation of manufacturing facilities.
•During the three months ended June 30, 2021, proceed of $1.4 million was received as a result of final working capital true-up adjustment related to the TRUaire acquisition.

Cash flows used in financing activities during the three months ended June 30, 2021 and 2020 were $13.7 million and $11.5 million, respectively. Cash outflows resulted from:

•Net repayments on our line of credit and term loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) of $11.1 million and $0.1 million during the three months ended June 30, 2021 and 2020, respectively.
•Repurchases of shares under our share repurchase program (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report) of $0 and $7.3 million during the three months ended June 30, 2021 and 2020, respectively.
•Proceeds from the acquisition of redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $5.3 million during the three months ended June 30, 2021, as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.
•Dividend payments of $2.4 million and $2.0 million during the three months ended June 30, 2021 and 2020, respectively.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of June 30, 2021.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  This agreement is more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the three months ended June 30, 2021.

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
•the effective date and expected impact of accounting pronouncements; and
•other factors listed under "Risk Factors" in our Annual Report and other filings with the SEC.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of June 30, 2021, we had $221.0 million in outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage, or hedge, interest rate risks related to our borrowings by means of an interest rate swap agreement.  At June 30, 2021, we had an interest rate swap agreement that covered 4.4% of our $231.2 million total outstanding indebtedness. Each quarter point change in interest rates would result in a $0.6 million change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net losses of $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, which are included in other expense, net on our condensed consolidated statements of income. We realized a net gain associated with foreign currency translation of $0.5 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at June 30, 2021, a 10% change in the foreign currency exchange rates for the three months ended June 30, 2021 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended June 30, 2021.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
April 1 - 30	22,498	(b)	$136.32	—	$100.0
May 1 - 31	833	(b)	121.82	—	100.0
June 1 - 30	—		—	—	100.0
Total	23,331			—

(a) On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaces the previously announced $75.0 million program. Under the newly-authorized program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration of December 31, 2022, for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. As of June 30, 2021, no shares of our common stock had been repurchased under the program.

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
Second Amended and Restated Credit Facility Agreement, dated May 18, 2021, by and among CSW Industrials Holdings, LLC, CSW Industrials, Inc., the other Loan Parties party thereto, the other lenders party thereto, and JPMorgan Chase Bank, N.A., individually and in its capacity as the Administrative Agent

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

CSW INDUSTRIALS, INC.

August 4, 2021	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

August 4, 2021	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)