Form 10-Q
period 2021-09-30
CSW INDUSTRIALS, INC.
filed 2021-11-03
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 29, 2021, there were 15,796,248 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share amounts)	2021	2020	2021	2020
Revenues, net	$155,585	$104,940	$316,850	$195,904
Cost of revenues	(92,534)	(56,204)	(185,201)	(104,416)
Gross profit	63,051	48,736	131,649	91,488
Selling, general and administrative expenses	(37,159)	(26,556)	(77,284)	(53,056)
Operating income	25,892	22,180	54,365	38,432
Interest expense, net	(1,430)	(284)	(2,967)	(602)
Other expense, net	(133)	(360)	(305)	(667)
Income before income taxes	24,329	21,536	51,093	37,163
Provision for income taxes	(6,121)	(5,182)	(12,522)	(8,851)
Net income	18,208	16,354	38,571	28,312
Less: Income attributable to redeemable noncontrolling interest	(212)	—	(527)	—
Net income attributable to CSW Industrials, Inc.	$17,996	$16,354	$38,044	$28,312

Net income per share attributable to CSW Industrials, Inc.
Basic	$1.14	$1.11	$2.42	$1.92
Diluted	$1.14	$1.10	$2.41	$1.91
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Net income	$18,208	$16,354	$38,571	$28,312
Other comprehensive income (loss):
Foreign currency translation adjustments	(531)	1,052	(42)	2,390
Cash flow hedging activity, net of taxes of $(23), $(16), $6 and $(1), respectively	87	60	(22)	5
Pension and other postretirement effects, net of taxes of $(7), $(1), $(9) and zero, respectively	25	4	32	—
Other comprehensive income (loss)	(419)	1,116	(32)	2,395
Comprehensive income	$17,789	$17,470	$38,539	$30,707
Less: Comprehensive income attributable to redeemable noncontrolling interest	(212)	—	(527)	—
Comprehensive income attributable to CSW Industrials, Inc.	$17,577	$17,470	$38,012	$30,707
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share amounts)	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17,329	$10,088
Accounts receivable, net of allowance for expected credit losses of $1,106 and $915, respectively	107,660	96,695
Inventories, net	110,761	98,086
Prepaid expenses and other current assets	9,122	9,684
Total current assets	244,872	214,553
Property, plant and equipment, net of accumulated depreciation of $76,007 and $72,944, respectively	80,956	82,554
Goodwill	218,158	218,795
Intangible assets, net	280,847	283,060
Other assets	78,189	75,995
Total assets	$903,022	$874,957

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,785	$32,444
Accrued and other current liabilities	47,368	49,743
Current portion of long-term debt	561	561
Total current liabilities	85,714	82,748
Long-term debt	213,495	241,776
Retirement benefits payable	1,670	1,695
Other long-term liabilities	138,278	136,725
Total liabilities	439,157	462,944
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	14,918	—
Equity:
Common shares, $0.01 par value	161	161
Shares authorized – 50,000
Shares issued – 16,270 and 16,162, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	108,604	104,689
Treasury shares, at cost (494 and 511 shares, respectively)	(34,313)	(34,075)
Retained earnings	380,523	347,234
Accumulated other comprehensive loss	(6,028)	(5,996)
Total equity	448,947	412,013
Total liabilities, redeemable noncontrolling interest and equity	$903,022	$874,957
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2021	$161	$(34,075)	$104,689	$347,234	$(5,996)	$412,013
Share-based compensation	—	—	1,888	—	—	1,888
Stock activity under stock plans	—	(3,168)	(1)	—	—	(3,169)
Reissuance of treasury shares	—	1,375	936	—	—	2,311
Net income	—	—	—	20,048	—	20,048
Dividends	—	—	19	(2,377)	—	(2,358)
Other comprehensive income, net of tax	—	—	—	—	387	387
Balance at June 30, 2021	$161	$(35,868)	$107,531	$364,905	$(5,609)	$431,120
Share-based compensation	—	—	2,049	—	—	2,049
Stock activity under stock plans	—	(13)	—	—	—	(13)
Reissuance of treasury shares	—	1,568	(994)	—	—	574
Net income	—	—	—	17,996	—	17,996
Dividends	—	—	18	(2,378)	—	(2,360)
Other comprehensive loss, net of tax	—	—	—	—	(419)	(419)
Balance at September 30, 2021	$161	$(34,313)	$108,604	$380,523	$(6,028)	$448,947

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2020	$159	$(75,377)	$48,327	$315,078	$(11,446)	$276,741
Share-based compensation	—	—	1,328	—	—	1,328
Stock activity under stock plans	1	(1,670)	(1)	—	—	(1,670)
Repurchase of common shares	—	(7,291)	—	—	—	(7,291)
Reissuance of treasury shares	—	3,131	516	—	—	3,647
Net income	—	—	—	11,960	—	11,960
Dividends	—	—	12	(1,996)	—	(1,984)
Other comprehensive income, net of tax	—	—	—	—	1,279	1,279
Balance at June 30, 2020	$160	$(81,207)	$50,182	$325,042	$(10,167)	$284,010
Share-based compensation	—	—	1,222	—	—	1,222
Stock activity under stock plans	—	(6)	—	—	—	(6)
Reissuance of treasury shares	—	1,812	(479)	—	—	1,333
Net income	—	—	—	16,354	—	16,354
Dividends	—	—	11	(1,999)	—	(1,988)
Other comprehensive income, net of tax	—	—	—	—	1,116	1,116
Balance at September 30, 2020	$160	$(79,401)	$50,936	$339,397	$(9,051)	$302,041

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2021	2020
Cash flows from operating activities:
Net income	$38,571	$28,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,021	3,776
Amortization of intangible and other assets	14,507	3,454
Provision for inventory reserves	331	953
Provision for doubtful accounts	847	274
Share-based and other executive compensation	3,936	2,550
Net gain on disposals of property, plant and equipment	1	(13)
Net pension benefit	64	81
Net deferred taxes	(61)	111
Changes in operating assets and liabilities:
Accounts receivable	(12,576)	5,028
Inventories	(16,777)	880
Prepaid expenses and other current assets	568	(2,380)
Other assets	503	(165)
Accounts payable and other current liabilities	6,339	1,989
Retirement benefits payable and other liabilities	501	(67)
Net cash provided by operating activities	42,775	44,783
Cash flows from investing activities:
Capital expenditures	(4,941)	(4,357)
Proceeds from sale of assets	8	6
Proceeds from acquisitions true-up	1,381	—
Net cash used in investing activities	(3,552)	(4,351)
Cash flows from financing activities:
Borrowings on line of credit	22,000	10,000
Repayments of line of credit and term loan	(50,281)	(10,281)
Payments of deferred loan costs	(2,327)	—
Purchase of treasury shares	(3,181)	(9,352)
Proceeds from stock option activity	530	1,331
Proceeds from acquisition of redeemable noncontrolling interest shareholder	6,293	—
Dividends	(4,718)	(3,972)
Net cash used in financing activities	(31,684)	(12,274)
Effect of exchange rate changes on cash and equivalents	(298)	803
Net change in cash and cash equivalents	7,241	28,961
Cash and cash equivalents, beginning of period	10,088	18,338
Cash and cash equivalents, end of period	$17,329	$47,299
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

The COVID-19 pandemic and its resulting impacts had an overall negative impact on our financial results in the three and six months ended September 30, 2020. During the three and six months ended September 30, 2021, the direct impact of the COVID-19 pandemic on our consolidated operating results was limited, in all material respects, to our operations in Vietnam. In early August 2021, the Vietnamese government mandated numerous restrictions in an effort to mitigate the spread of COVID-19, including closures of non-essential businesses, limitations on movements of individuals, and the imposition of other highly-restrictive measures for businesses, like ours, that continued operations in compliance with the restrictions. In addition, the indirect impacts of the COVID-19 pandemic have resulted in material and freight cost inflation and supply chain disruptions, driven by numerous factors including countermeasures taken by U.S. federal, state and/or local governments and the Federal Reserve, labor supply shortages, and recovering demand. We expect supply chain challenges, material and freight cost inflation and freight delays to continue in the near-term, and we are addressing these impacts through focused vendor management and by continuing and increasing the pricing initiatives that began in the three months ended March 31, 2021.

While the COVID-19 pandemic and its indirect effects have contributed to increased demand in certain parts of our business, including the HVAC/R end market, we expect customer demand levels and our overall results of operations and financial condition to have some level of volatility through the duration of the pandemic when compared to pre-pandemic periods. Despite strong demand in certain of our end markets and signs of recovery in others, we cannot reasonably estimate the magnitude or length of the pandemic’s direct and indirect adverse impact, including its ultimate impact on our business or financial condition, due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic and (2) the continued potential for short and long-term impacts on our facilities and employees, customer demand and supply chain.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of September 30, 2021, and the results of operations for the three and six-month periods ended September 30, 2021 and 2020. All adjustments are of a normal, recurring nature.

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

Whitmore Joint Venture

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of the previously announced joint venture (the "Whitmore JV") with Pennzoil-Quaker State Company dba SOPUS products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business. The formation was consummated through a transaction in which Whitmore sold to Shell a 50% interest in a wholly-owned subsidiary (containing certain existing operating assets) in exchange for consideration of $13.4 million from Shell in the form of cash and intangible assets. The Whitmore JV is deemed to be a variable interest entity ("VIE") and the Company is the primary beneficiary of this VIE, primarily due to Whitmore having the power to direct the manufacturing activities, which are considered the most significant activities for the Whitmore JV. The Whitmore JV has been consolidated into the operations of the Company and its activity has been included in our Specialized Reliability Solutions segment since the formation date. Refer to Note 3 for further information on the Whitmore JV.

Segment Realignment

Beginning with the quarter ended June 30, 2021, we revised our segment structure to align with how our chief operating decision maker (who was determined to be our Chief Executive Officer) views our business, assesses performance and allocates resources to our business components. This segment structure revision became effective on April 1, 2021, and followed the completion of various strategic transactions including the acquisition of T.A. Industries, Inc. and the formation of the Whitmore JV. Refer to accounting policies below for detailed descriptions of our three business segments.

As a result of the business segment revision, reclassification of certain prior year financial information has been made to conform with the current period's presentation. None of the changes impact the Company's previously reported consolidated net revenue, operating income, net income or net income per share. Refer to Note 18 for additional information on the Company's segment realignments.

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

1.Contractor Solutions, which manufactures and supplies products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for professional tradespeople. This segment is comprised primarily of our RectorSeal and TRUaire operating companies.
2.Engineered Building Solutions, which provides primarily code-driven products focused on life safety that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional, and multi-family residential buildings. This segment is comprised primarily of our Balco, Greco and Smoke Guard operating companies.
3.Specialized Reliability Solutions, which provides products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges. This segment is comprised primarily of our Whitmore operating company and the Whitmore JV.

Variable Interest Entities - We evaluate whether an entity is a variable interest entity (“VIE”) and determine if the primary beneficiary status is appropriate on a quarterly basis. We consolidate a VIE for which we are the primary beneficiary. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. Through this evaluation, we determined that the Whitmore JV is a VIE and the Company is the primary beneficiary of this VIE, primarily due to the Whitmore having the power to direct the manufacturing activities, which are considered the most significant activities for the Whitmore JV.

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

When calculating earnings per share attributable to CSWI, we adjust net income attributable to CSWI for the excess portion of the measurement period adjustment to the extent the redemption value exceeds both the carrying value and the fair value of the redeemable noncontrolling interest on a cumulative basis. Refer to Note 3 for further information regarding the redeemable noncontrolling interest.

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

2. ACQUISITIONS

T.A. Industries

On December 15, 2020, we acquired 100% of the outstanding equity of T.A. Industries, Inc. (“TRUaire”), a leading manufacturer of grilles, registers, and diffusers for the residential and commercial HVAC/R end market, based in Santa Fe Springs, California. The acquisition also included TRUaire’s wholly-owned manufacturing facility based in Vietnam. The acquisition has extended the Company’s product offerings to the HVAC/R end market to allow us increase market share and provided strategic distribution facilities.

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

The TRUaire acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). Pursuant to Topic 805, the Company allocated the TRUaire purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, December 15, 2020. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluation of the facts and circumstances available as of December 15, 2020, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, is ongoing. As we complete further analysis of tangible assets, intangible assets and liabilities assumed, additional information impacting the assets acquired and the related allocation thereof, may become available. A change in information related to the net assets acquired may change the amount of the purchase price assigned to goodwill, and, as a result, the preliminary fair values set forth below are subject to adjustments when additional information is obtained and valuations are completed. Provisional adjustments, if any, will be recognized during the reporting period in which the adjustments are determined. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the Company's best initial estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

	Initial Estimated Fair Value	Measurement Period Adjustments	Updated Estimated Fair Value
Cash	$1,471	$—	$1,471
Accounts Receivable, net	13,467	—	13,467
Inventory	46,313	(1,300)	45,013
Short-Term Tax Indemnity Assets	5,000	—	5,000
Other Current Assets	1,285	1,047	2,332
Property, Plant and Equipment	28,832	(3,065)	25,767
Trade Name (indefinite life)	43,500	—	43,500
Customer Lists (useful life of 15 years)	194,000	8,500	202,500
Right-Of-Use Assets	49,040	—	49,040
Long-Term Tax Indemnity Assets	7,500	—	7,500
Other Long-Term Assets	2,850	402	3,252
Accounts Payable	(4,074)	—	(4,074)
Accrued and Other Current Liabilities	(3,678)	(987)	(4,665)
Lease Liabilities - Short-Term	(4,811)	—	(4,811)
Deferred Tax Liabilities	(56,249)	(6,912)	(63,161)
Tax Contingency Reserve	(22,511)	5,190	(17,321)
Lease Liabilities - Long-Term	(45,369)	—	(45,369)
Estimated fair value of net assets acquired	256,566	2,875	259,441
Goodwill	129,169	(4,029)	125,140
Total Purchase Price	$385,735	$(1,154)	$384,581

Deferred tax liabilities were established to record the deferred tax impact of purchase price accounting adjustments, primarily related to intangibles assets. Tax contingency reserves relate to uncertain tax positions TRUaire took in the periods prior to the acquisition date.
In accordance with the tax indemnification included in the purchase agreement of TRUaire, the seller has provided contractual indemnification to the Company for up to $12.5 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire by 2023. During the three months ended March 31, 2021, TRUaire received an audit closing letter from Internal Revenue Service related to calendar 2017, a pre-acquisition tax year. As a result of this, $5.0 million of the relevant tax indemnification assets was released in accordance with the purchase agreement. As of September 30, 2021, $7.5 million of the tax indemnification assets remain outstanding.

Goodwill of $125.1 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC/R end market. The goodwill recorded as part of this acquisition is included in the Contractor Solutions segment. The goodwill associated with the acquisition will not be amortized for financial reporting purposes and will not be deductible for income tax purposes.

TRUaire generated net revenue of $102.6 million and a net income before income taxes of $9.2 million for the period from the acquisition date to September 30, 2021. The net income before taxes includes the indemnification expense of $5.0 million discussed above. For the three months ended September 30, 2021, TRUaire generated revenue of $35.2 million and a net income before income taxes of $4.9 million. TRUaire activity is currently included in our Contractor Solutions segment. During the year ended March 31, 2021, the Company incurred and paid $7.8 million of transaction expenses in connection with the TRUaire acquisition, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations. No transaction expenses were incurred during the six months ended September 30, 2021.

Pursuant to Topic 805, unaudited supplemental proforma results of operations for the three and six months ended September 30, 2020, as if the acquisition of TRUaire had occurred on April 1, 2019, are presented below (in thousands, except per share amounts):

	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020
Revenue, net	$133,650	$248,282
Net income	19,906	32,730

Net earnings per common share:
Diluted	$1.27	$2.09
Basic	$1.28	$2.10

These proforma results do not present financial results that would have been realized had the acquisition occurred on April 1, 2019, nor are they intended to be a projection of future results. The unaudited proforma results include certain proforma adjustments to net income that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2019, including the following:

•Additional depreciation expense of $0.1 million and $0.3 million for the three and six months ended September 30, 2020, respectively, that would have been recognized as a result of the fair value step-up of the property, plant and equipment;
•Additional amortization expense of $3.4 million and $6.8 million for the three and six months ended September 30, 2020, respectively, that would have been recognized as a result of the allocation of purchase consideration to customer lists subject to amortization;
•Estimated additional interest expense of $1.2 million and $2.3 million for the three and six months ended September 30, 2020, respectively, as a result of incurring additional borrowing and
•Income tax effect of the proforma adjustments calculated using a blended statutory income tax rate of 24.5% of $1.1 million and $2.3 million for the three and six months ended September 30, 2020, respectively.

3. CONSOLIDATION OF VARIABLE INTEREST ENTITY AND REDEEMABLE NONCONTROLLING INTEREST

Whitmore Joint Venture

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of the previously announced joint venture (the "Whitmore JV") with Pennzoil-Quaker State Company dba SOPUS products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business. The formation was consummated through a transaction in which Whitmore sold to Shell a 50% interest in a wholly-owned subsidiary (containing certain existing operating assets) in exchange for consideration of $13.4 million from Shell in the form of cash ($5.3 million) and intangible assets ($8.1 million). The Whitmore JV has been consolidated into the operations of the Company and its activity has been included in our Specialized Reliability Solutions segment since the formation date.

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

September 30, 2021
Cash	$5,775
Accounts receivable, net	8,612
Inventories, net	1,481
Prepaid expenses and other current assets	165
Property, plant and equipment, net	3,058
Intangible assets, net	7,693
Other assets	30
Total assets	$26,814

Accounts payable	$5,210
Accrued and other current liabilities	203
Total liabilities	$5,413

During the three and six months ended September 30, 2021, the Whitmore JV generated a net income of $0.4 million and $1.1 million, respectively.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member after three years from the Whitmore JV's formation, subject to certain time restrictions. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the six-month period ended September 30, 2021 were as follows (in thousands):

Balance at March 31, 2021	$—
Fair value of redeemable noncontrolling interest at formation-date	13,391
Net income attributable to redeemable noncontrolling interest	527
Contributions from noncontrolling interest	1,000
Adjustments to redemption value	—
Balance at September 30, 2021	$14,918

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2021	March 31, 2021
Raw materials and supplies	$39,277	$27,416
Work in process	7,648	6,365
Finished goods	71,910	72,452
Total inventories	118,835	106,233
Less: LIFO reserve	(4,287)	(4,565)
Less: Obsolescence reserve	(3,787)	(3,582)
Inventories, net	$110,761	$98,086

5. GOODWILL AND INTANGIBLE ASSETS

During the three months ended June 30, 2021, we revised our segment structure creating three reportable segments: Contractor Solutions, Engineered Building Solutions and Specialized Reliability Solutions. Refer to Note 1 and Note 18 for additional information on the Company's segment realignment. As part of our segment realignment, we changed our reporting units and reallocated existing goodwill to each of the new reportable segments and associated reporting units, based on management's estimate of the relative fair value of each reporting unit. The result of this reallocation of goodwill has been recast, by reportable segment, as of March 31, 2021.

The changes in the carrying amount of goodwill as of September 30, 2021 and March 31, 2021 were as follows (in thousands):

	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Balance at March 31, 2021	$169,345	$22,238	$27,212	$218,795
Goodwill re-allocation	14,813	2,727	(17,540)	—
TRUaire acquisition	(420)	—	—	(420)
Currency translation	(46)	(88)	(83)	(217)
Balance at September 30, 2021	$183,692	$24,877	$9,589	$218,158

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

The following table provides information about our intangible assets (in thousands, except years):

		September 30, 2021		March 31, 2021
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,417	$(7,858)	$9,461	$(7,540)
Customer lists and amortized trademarks	14	274,885	(51,647)	267,096	(42,345)
Non-compete agreements	5	975	(876)	982	(790)
Other	8	4,763	(3,400)	4,743	(3,141)
		$290,040	$(63,781)	$282,282	$(53,816)
Trade names and trademarks not being amortized:		$54,588	$—	$54,594	$—

Amortization expenses for the three and six months ended September 30, 2021 were $5.1 million and $14.2 million (including the amortization of inventory purchase accounting adjustment of $3.9 million), respectively. Amortization expenses for the three and six months ended September 30, 2020 were $1.7 million and $3.3 million, respectively. The following table shows the estimated future amortization for intangible assets, as of September 30, 2021, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2022	$9,681
2023	19,079
2024	18,367
2025	17,409
2026	16,499
Thereafter	145,224
Total	$226,259

6. SHARE-BASED COMPENSATION

Refer to Note 5 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of September 30, 2021, 546,844 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation expense	$2,048	$1,222	$3,936	$2,550
Related income tax benefit	(492)	(293)	(945)	(612)
Net share-based compensation expense	$1,556	$929	$2,991	$1,938

Stock option activity was as follows:

	Six Months Ended September 30, 2021
	Number of Shares	Weighted Average Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2021	63,413	$25.23
Exercised	(21,000)	25.23
Outstanding at September 30, 2021	42,413	25.23	2.9	$4.3
Exercisable at September 30, 2021	42,413	$25.23	2.9	$4.3

All compensation costs related to stock options were recognized prior to April 1, 2019. No options were granted or vested during the three and six months ended September 30, 2021 and 2020.

Restricted share activity was as follows:

	Six Months Ended September 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2021:	172,916	$70.50
Granted	128,868	172.65
Vested	(60,596)	59.37
Canceled	(597)	69.19
Outstanding at September 30, 2021	240,591	$114.35

During the three months ended June 30, 2021, Joe Armes, the Company's Chairman, Chief Executive Officer and President, was awarded a series of long-term incentive awards with the purpose of retaining him through retirement and promoting successful succession planning and transition practices. Mr. Armes' awards include 31,496 shares of restricted stock, 27,559 performance shares and 19,685 performance restricted stock units. All awards granted to Mr. Armes are included in the above restricted share activity.

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of September 30, 2021 and 2020 included 102,162 and 89,199 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. No awards with performance-based vesting provisions were granted during the three months ended September 30, 2021 and 2020. We granted 47,845 and 26,966 awards with performance-based vesting provisions during the six months ended September 30, 2021 and 2020, respectively, with a vesting range of 0%-200%.

At September 30, 2021, we had unrecognized compensation cost related to unvested restricted shares of $20.1 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 4 years. The total fair value of restricted shares granted during the three months ended September 30, 2021 and 2020 was zero for both years. The total fair value of restricted shares granted during the six months ended September 30, 2021 and 2020 was $17.2 million and $2.5 million, respectively. The total fair value of restricted shares vested during the three months ended September 30, 2021 and 2020 was $0.2 million and less than $0.1 million, respectively. The total fair value of restricted shares vested during the six months ended September 30, 2021 and 2020 was $8.2 million and $4.3 million, respectively

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	September 30, 2021	March 31, 2021
Revolving Credit Facility, interest rate of 1.83% and 2.11%, respectively	$204,000	$232,000
Whitmore Term Loan, interest rate of 2.08% and 2.11%, respectively	10,056	10,337
Total debt	214,056	242,337
Less: Current portion	(561)	(561)
Long-term debt	$213,495	$241,776

Revolving Credit Facility

As discussed in Note 7 to our consolidated financial statements included in our Annual Report, we had a five-year, $300.0 million revolving credit facility agreement, which was scheduled to mature on September 15, 2022 (the “Revolving Credit Facility”). Borrowings under this facility bore interest at a rate of prime plus 1.00% or London Interbank Offered Rate ("LIBOR") plus 2.00%, which is adjusted based on our quarterly leverage ratio. We also paid a commitment fee of 0.25% for the unutilized portion of this revolving credit facility.

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

During the six months ended September 30, 2021, we borrowed $22.0 million and repaid $50.0 million under this facility. As of September 30, 2021 and March 31, 2021, we had $204.0 million and $232.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the credit facility in place at the time of $196.0 million and $68.0 million, respectively. The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement, and the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of September 30, 2021.

Whitmore Term Loan

In July 2014, Whitmore secured a term loan (the "Whitmore Term Loan") related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan matures on July 31, 2029 and requires payments of $140,000 each quarter.  Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%.  As of September 30, 2021 and March 31, 2021, Whitmore Manufacturing had $10.1 million and $10.3 million, respectively, in principal amount outstanding under the Whitmore Term Loan. Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 9.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 26 years, some of which include escalation clauses and/or options to extend or terminate the leases. We do not currently have any financing lease arrangements.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Components of Operating Lease Expenses
Operating lease expense (a)	$2,401	$846	$4,830	$1,691
Short-term lease expense	63	111	158	165
Total operating lease expense	$2,464	$957	$4,988	$1,856
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	September 30, 2021	March 31, 2021
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$62,319	$61,707

Short-term lease liabilities (c)	$8,095	$8,063
Long-term lease liabilities (c)	57,804	56,709
Total operating lease liabilities	$65,899	$64,772
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Six Months Ended September 30,
(in thousands)	2021	2020
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$4,752	$1,885
Right-of-use assets obtained in exchange for new operating lease obligations	133	128
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term	8.2 years	5.8 years
Weighted average discount rate	2.3%	4.3%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2022 (excluding the six months ended September 30, 2021)	$4,877
2023	9,124
2024	9,026
2025	8,895
2026	8,897
Thereafter	31,333
Total lease liabilities	72,152
Less: Imputed interest	(6,253)
Present value of lease liabilities	$65,899

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on the Whitmore Term Loan, as discussed in Note 7.  As of September 30, 2021 and March 31, 2021, we had $10.1 million and $10.3 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap is highly effective.  At September 30, 2021, the maximum remaining length of the interest rate swap contract was approximately 7.8 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	September 30, 2021	March 31, 2021
Current derivative liabilities	$250	$280
Non-current derivative liabilities	794	736

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and six months ended September 30, 2021 and 2020 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$18,208	$16,354	$38,571	$28,312
Less: Net income attributable to redeemable noncontrolling interest	(212)	—	(527)	—
Net income attributable to CSW Industrials, Inc. shareholders	$17,996	$16,354	$38,044	$28,312

Weighted average shares:
Common stock	15,637	14,651	15,621	14,627
Participating securities	118	96	114	100
Denominator for basic earnings per common share	15,755	14,747	15,735	14,727
Potentially dilutive securities	56	95	61	98
Denominator for diluted earnings per common share	15,811	14,842	15,796	14,825

Net income per share attributable to CSW Industrials, Inc. shareholders:
Basic	$1.14	$1.11	$2.42	$1.92
Diluted	$1.14	$1.10	$2.41	$1.91

11. SHAREHOLDERS' EQUITY

Share Repurchase Program

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year period. On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced the previously announced $75.0 million program. Under the newly-authorized program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration of December 31, 2022, for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. No shares were repurchased during the three months ended September 30, 2021, and 2020, respectively. No shares were repurchased during the six months ended September 30, 2021. 115,151 shares were repurchased for an aggregate amount of $7.3 million under the prior $75.0 million share repurchase program during the six months ended September 30, 2020. As of September 30, 2021, no shares had been repurchased under the previously announced $100.0 million program.

Dividends

In April 2019, we commenced a quarterly dividend program. Total dividends of $2.3 million and $2.0 million were paid during the three months ended September 30, 2021 and 2020, respectively. Total dividends of $4.7 million and $4.0 million were paid during the six months ended September 30, 2021 and 2020, respectively.

On October 12, 2021, we announced a quarterly dividend of $0.150 per share payable on November 12, 2021 to shareholders of record as of October 29, 2021. Any future dividends at the existing $0.150 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at September 30, 2021 and March 31, 2021 due to their short-term nature.

13. RETIREMENT PLANS
Refer to Note 13 to our consolidated financial statements included in our Annual Report for a description of our retirement and postretirement benefits.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Service cost, benefits earned during the period	$12	$10	$24	$20
Interest cost on projected benefit obligation	34	36	67	71
Expected return on assets	(28)	(24)	(56)	(47)
Amortization of net actuarial loss	18	18	35	37
Net pension benefit	$36	$40	$70	$81

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

15. INCOME TAXES

For the three months ended September 30, 2021, we earned $24.3 million from operations before taxes and provided for income taxes of $6.1 million, resulting in an effective tax rate of 25.2%. For the six months ended September 30, 2021, we earned $51.1 million from operations before taxes and provided for income taxes of $12.5 million, resulting in an effective tax rate of 24.5%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2021 primarily due to state and foreign income taxes, executive compensation limitations, an increase in the reserves for uncertain tax provisions and provision for global intangible low-taxed income ("GILTI"); partially offset by excess tax deductions related to stock compensation and deductions related to foreign-derived intangible income ("FDII") and foreign tax credits.

For the three months ended September 30, 2020, we earned $21.5 million from operations before taxes and provided for income taxes of $5.2 million, resulting in an effective tax rate of 24.1%. For the six months ended September 30, 2020, we earned $37.2 million from operations before taxes and provided for income taxes of $8.9 million, resulting in an effective tax rate of 23.8%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2020, primarily due to state income taxes, excess tax deductions related to stock compensation, a change in indefinite reinvestment assertion related to the investment in a foreign subsidiary, foreign tax credits, adjustments related to state tax returns and state R&D credits, the provision for global intangible low-taxed income ("GILTI") and an increase in the reserves for uncertain tax provisions.

We are currently under examination by the Internal Revenue Service for Whitmore's federal short period tax return for tax year ending September 30, 2015. We have not been notified of any material adjustments.

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended September 30,
	2021	2020
Currency translation adjustments:
Balance at beginning of period	$(3,905)	$(7,847)
Adjustments for foreign currency translation	(531)	1,052
Balance at end of period	$(4,436)	$(6,795)

Interest rate swaps:
Balance at beginning of period	$(912)	$(1,445)
Unrealized gain, net of taxes of $(8) and $0, respectively (a)	30	1
Reclassification of losses included in interest expense, net, net of taxes of $(15) and $(16), respectively	57	59
Other comprehensive income	87	60
Balance at end of period	$(825)	$(1,385)

Defined benefit plans:
Balance at beginning of period	$(792)	$(875)
Amortization of net losses, net of taxes of $(7) and $(1), respectively (b)	25	4
Balance at end of period	$(767)	$(871)

	Six Months Ended September 30,
	2021	2020
Currency translation adjustments:
Balance at beginning of period	$(4,394)	$(9,185)
Adjustments for foreign currency translation	(42)	2,390
Balance at end of period	$(4,436)	$(6,795)

Interest rate swaps:
Balance at beginning of period	$(803)	$(1,390)
Unrealized losses, net of taxes of $36 and $28, respectively	(136)	(105)
Reclassification of losses included in interest expense, net, net of taxes of $(30) and $(29), respectively	114	110
Other comprehensive income (loss)	(22)	5
Balance at end of period	$(825)	$(1,385)

Defined benefit plans:
Balance at beginning of period	$(799)	$(871)
Amortization of net losses, net of taxes of $(9) and $0, respectively (b)	32	—
Other comprehensive income (loss)	32	—
Balance at end of period	$(767)	$(871)

(a) Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.2 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at September 30, 2021.

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

17. REVENUE RECOGNITION

Refer to Note 18 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2021				Six Months Ended September 30, 2021
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$21,762	$—	$21,762	$—	$45,411	$—	$45,411
Book-and-ship	103,317	2,073	28,433	133,823	213,533	4,073	53,833	271,439
Net revenues	$103,317	$23,835	$28,433	$155,585	$213,533	$49,484	$53,833	$316,850

	Three Months Ended September 30, 2020				Six Months Ended September 30, 2020
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$21,483	$—	$21,483	$—	$42,026	$—	$42,026
Book-and-ship	63,244	2,213	18,000	83,457	113,070	3,824	36,984	153,878
Net revenues	$63,244	$23,696	$18,000	$104,940	$113,070	$45,850	$36,984	$195,904

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2021:	$1,018
Revenue recognized during the period	(880)
New contracts and revenue added to existing contracts during the period	594
Balance at September 30, 2021	$732

18. SEGMENTS

During the quarter ended June 30, 2021, we revised our segment structure to align with how our chief operating decision maker (who was determined to be our Chief Executive Officer) views our business, assesses performance and allocates resources to our business components. Effective April 1, 2021, following the completion of various strategic transactions including the acquisition of TRUaire and the formation of the Whitmore JV, our business is now organized into three reportable segments: (1) Contractor Solutions; (2) Engineered Building Solutions and (3) Specialized Reliability Solutions.

Three Months Ended September 30, 2021:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$103,317	$23,834	$28,433	$155,584	$1	$155,585
Intersegment revenue	29	—	25	54	(54)	—
Operating income	26,753	2,334	1,008	30,095	(4,203)	25,892

Three Months Ended September 30, 2020:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$63,244	$23,696	$18,001	$104,941	$(1)	$104,940
Intersegment revenue	128	—	15	143	(143)	—
Operating income	21,651	3,531	360	25,542	(3,362)	22,180

Six Months Ended September 30, 2021:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$213,534	$49,484	$53,832	$316,850	$—	$316,850
Intersegment revenue	55	—	72	127	(127)	—
Operating income	56,265	6,188	1,277	63,730	(9,365)	54,365

Six Months Ended September 30, 2020:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$113,070	$45,850	$36,985	$195,905	$(1)	$195,904
Intersegment revenue	186	—	29	215	(215)	—
Operating income	37,558	7,569	667	45,794	(7,362)	38,432

TOTAL ASSETS

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
September 30, 2021	$704,225	$70,414	$111,508	$886,147	$16,875	$903,022
March 31, 2021	686,408	67,281	108,028	861,717	13,240	874,957

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

We conduct our operations through three business segments. Our Contractor Solutions segment manufactures and supplies products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for professional tradespeople. Our Engineered Building Solutions segment provides primarily code-driven products focused on life safety that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional, and multi-family residential buildings. Our Specialized Reliability Solutions segment provides products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges.

We believe that our broad portfolio of products and markets served, as well as our brand recognition, will continue to provide opportunities; however, we face ongoing challenges affecting many companies, such as environmental and other regulatory compliance, combined with overall global economic uncertainty.

The COVID-19 pandemic and its resulting impacts had an overall negative impact on our financial results in the three and six months ended September 30, 2020. During the three and six months ended September 30, 2021, the direct impact of the COVID-19 pandemic on our consolidated operating results was limited, in all material respects, to our operations in Vietnam. In early August 2021, the Vietnamese government mandated numerous restrictions in an effort to mitigate the spread of COVID-19, including closures of non-essential businesses, limitations on movements of individuals, and the imposition of other highly-restrictive measures for businesses, like ours, that continued operations in compliance with the restrictions. In addition, the indirect impacts of the COVID-19 pandemic have resulted in material and freight cost inflation and supply chain disruptions, driven by numerous factors including countermeasures taken by U.S. federal, state and/or local governments and the Federal Reserve, labor supply shortages, and recovering demand. We expect supply chain challenges, material and freight cost inflation and freight delays to continue in the near-term, and we are addressing these impacts through focused vendor management and by continuing and increasing the pricing initiatives that began in the three months ended March 31, 2021.

While the COVID-19 pandemic and its indirect effects have contributed to increased demand in certain parts of our business, including the HVAC/R end market, we expect customer demand levels and our overall results of operations and financial condition to have some level of volatility through the duration of the pandemic when compared to pre-pandemic periods. Despite strong demand in certain of our end markets and signs of recovery in others, we cannot reasonably estimate the magnitude or length of the pandemic’s direct and indirect adverse impact, including its ultimate impact on our business or financial condition, due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic and (2) the continued potential for short and long-term impacts on our facilities and employees, customer demand and supply chain.

Whitmore Joint Venture

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of the previously announced joint venture (the "Whitmore JV") with Pennzoil-Quaker State Company dba SOPUS products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business. The formation was consummated through a transaction in which Whitmore sold to Shell a 50% interest in a wholly-owned subsidiary (containing certain existing operating assets) in exchange for consideration of $13.4 million from Shell in the form of cash and intangible assets. The Whitmore JV is deemed to be a variable interest entity ("VIE") and the Company is the primary beneficiary of this VIE, primarily due to Whitmore having the power to direct the manufacturing activities, which are considered the most significant activities for the Whitmore JV. Refer to Note 3 for further information on the Whitmore JV. The Whitmore JV has been consolidated into the operations of the Company and its activity has been included in our Specialized Reliability Solutions segment since the formation date.

Segment Realignment

Beginning with the quarter ended June 30, 2021, we revised our segment structure to align with how our chief operating decision maker (who was determined to be our Chief Executive Officer) views our business, assesses performance and allocates resources to our business components. This segment structure revision became effective on April 1, 2021, and followed the completion of various strategic transactions including the acquisition of TRUaire and the formation of the Whitmore JV. Refer to Accounting Policies in Note 1 to our condensed consolidated financial statements included in this Quarterly Report for detailed descriptions of our three business segments.

As a result of the business segment revision, reclassification of certain prior year financial information has been made to conform with the current period's presentation. None of the changes impact the Company's previously reported consolidated net revenue, operating income, net income or net income per share. Refer to Note 18 o our condensed consolidated financial statements included in this Quarterly Report for additional information on the Company's segment realignment.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results of operations and results for each of our segments.

All acquisitions are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report. TRUaire activity has been included in our results within our Contractor Solutions segment since the December 15, 2020 acquisition date. Whitmore JV activity has been included in our Specialized Reliability Solutions segment since the April 1, 2021 formation date. Consolidation of VIE (related to the Whitmore JV) is described in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

Revenues, net

	Three Months Ended September 30,
(Amounts in thousands)	2021	2020
Revenues, net	$155,585	$104,940

	Six Months Ended September 30,
(Amounts in thousands)	2021	2020
Revenues, net	$316,850	$195,904

Net revenues for the three months ended September 30, 2021 increased $50.6 million, or 48.3%, as compared with the three months ended September 30, 2020. The increase was primarily due to the TRUaire acquisition ($35.2 million or 33.6%). Excluding the acquisition impact, the organic sales increased $15.4 million, or 14.7%, from the prior year due to increased sales volumes and implemented pricing initiatives. Sales volumes increased in energy, rail, HVAC/R and mining end markets and decreased in the plumbing end market. Pricing initiatives, which began in the three months ended March 31, 2021, continued and increased during the three months ended September 30, 2021 to mitigate rising costs.

Net revenues for the six months ended September 30, 2021 increased $120.9 million, or 61.7%, as compared with the six months ended September 30, 2020. The increase was primarily due to the TRUaire acquisition ($68.8 million or 35.1%). Excluding the acquisition impact, the organic sales increased $52.1 million, or 26.6%, from the prior year due to increased sales volumes and implemented pricing initiatives. Sales volumes increased in HVAC/R, energy, mining, rail, general industrial, plumbing and architecturally-specified building products end markets. Pricing initiatives, which began in the three months ended March 31, 2021, continued and increased during the six months ended September 30, 2021 to mitigate rising costs.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2021	2020
Gross profit	$63,051	$48,736
Gross profit margin	40.5%	46.4%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2021	2020
Gross profit	$131,649	$91,488
Gross profit margin	41.5%	46.7%

Gross profit for the three months ended September 30, 2021 increased $14.3 million, or 29.4%, as compared with the three months ended September 30, 2020. The increase was primarily a result of the impact of the TRUaire acquisition and increased sales. Gross profit margin of 40.5% for the three months ended September 30, 2021 decreased as compared to 46.4% for the three months ended September 30, 2020. The decrease was primarily due to the inclusion of the TRUaire acquisition, a $1.0 million of under-absorption costs resulting from reduced production levels at the TRUaire Vietnam facility and $0.2 million of incremental compensation expenses incurred to maintain TRUaire Vietnam's operations in accordance with COVID-19 restrictions ("TRUaire Vietnam COVID COGS Impact"). Material and freight cost increases outpaced the implemented pricing initiatives and had a negative impact on gross profit margin. A shift in sales to lower margin projects also contributed to the gross profit margin decrease.

Gross profit for the six months ended September 30, 2021 increased $40.2 million, or 43.9%, as compared with the six months ended September 30, 2020. The increase was primarily a result of the impact of the TRUaire acquisition and increased sales. Gross profit margin of 41.5% for the six months ended September 30, 2021 decreased as compared to 46.7% for the six months ended September 30, 2020. The decrease is primarily due to the inclusion of the TRUaire acquisition, a $3.9 million purchase accounting effect and the TRUaire Vietnam COVID COGS Impact discussed above. Material and freight cost increases outpaced the implemented pricing initiatives and had a negative impact on gross profit margin. A shift in sales to lower margin projects also contributed to the gross profit margin decrease.

Operating Expenses

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2021	2020
Operating expenses	$37,159	$26,556
Operating expenses as a percentage of revenues, net	23.9%	25.3%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2021	2020
Operating expenses	$77,284	$53,056
Operating expenses as a percentage of revenues, net	24.4%	27.1%

Operating expenses for the three months ended September 30, 2021 increased $10.6 million, or 39.9%, as compared with the three months ended September 30, 2020. The increase was primarily due to the added expenses related to the inclusion of TRUaire and the Whitmore JV in the current period, increased equity compensation expenses and increased spending on sales commissions, depreciation expenses related to enterprise resource planning systems, headcount and travel. The decrease in operating expenses as a percentage of revenues was primarily attributable to sales increasing by a greater percentage than the increase in operating expenses.

Operating expenses for the six months ended September 30, 2021 increased $24.2 million, or 45.7%, as compared with the six months ended September 30, 2020. The increase was primarily due to the added expenses related to the inclusion of TRUaire and the Whitmore JV in the current period, increased equity compensation expenses and increased spending on sales commissions, depreciation and optimization expenses related to enterprise resource planning systems, headcount and travel. The decrease in operating expenses as a percentage of revenues was primarily attributable to sales increasing by a greater percentage than the increase in operating expenses.

Operating Income

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2021	2020
Operating income	$25,892	$22,180
Operating margin	16.6%	21.1%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2021	2020
Operating income	$54,365	$38,432
Operating margin	17.2%	19.6%

Operating income for the three months ended September 30, 2021 increased $3.7 million, or 16.7%, as compared with the three months ended September 30, 2020, primarily as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Operating income for the six months ended September 30, 2021 increased $15.9 million, or 41.5%, as compared with the six months ended September 30, 2020, primarily as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $1.4 million for the three months ended September 30, 2021 increased $1.1 million as compared to the three months ended September 30, 2020. Net interest expense of $3.0 million for the six months ended September 30, 2021 increased $2.4 million as compared to the six months ended September 30, 2020. The increase was due to increased outstanding long-term debt, primarily resulting from borrowings to fund our acquisition of TRUaire.

Other expense, net decreased $0.2 million to net expense of $0.1 million for the three months ended September 30, 2021 as compared with net expense of $0.4 million for the three months ended September 30, 2020. The decrease was due to decreased losses arising from transactions in currencies other than functional currencies. Other expense, net decreased $0.4 million to net expense of $0.3 million for the six months ended September 30, 2021 as compared with net expense of $0.7 million for the six months ended September 30, 2020. The decrease was due to decreased losses arising from transactions in currencies other than functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended September 30, 2021, we earned $24.3 million from operations before taxes and provided for income taxes of $6.1 million, resulting in an effective tax rate of 25.2%. For the six months ended September 30, 2021, we earned $51.1 million from operations before taxes and provided for income taxes of $12.5 million, resulting in an effective tax rate of 24.5%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2021 primarily due to state and foreign income taxes, executive compensation limitations, provision for global intangible low-taxed income ("GILTI") and an increase in the reserves for uncertain tax provisions; offset by excess tax deductions related to stock compensation and deductions related to foreign-derived intangible income ("FDII") and foreign tax credits.

For the three months ended September 30, 2020, we earned $21.5 million from operations before taxes and provided for income taxes of $5.2 million, resulting in an effective tax rate of 24.1%. For the six months ended September 30, 2020, we earned $37.2 million from operations before taxes and provided for income taxes of $8.9 million, resulting in an effective tax rate of 23.8%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2020, primarily due to the investment in a foreign subsidiary, foreign tax credits, adjustments related to state tax returns and state R&D credits, the provision for global intangible low-taxed income("GILTI") and an increase in the reserves for uncertain tax provisions.

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

Contractor Solutions Segment Results

The Contractor Solutions segment manufactures and supplies products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for professional tradespeople.

	Three Months Ended September 30,
(Amounts in thousands)	2021	2020
Revenues, net	$103,346	$63,372
Operating income	26,753	21,651
Operating margin	25.9%	34.2%

	Six Months Ended September 30,
(Amounts in thousands)	2021	2020
Revenues, net	$213,589	$113,256
Operating income	56,265	37,558
Operating margin	26.3%	33.2%

Net revenues for the three months ended September 30, 2021 increased $40.0 million, or 63.1%, as compared with the three months ended September 30, 2020. The increase was primarily due to the TRUaire acquisition ($35.2 million or 55.5%). Excluding the acquisition impact, organic sales increased by $4.8 million, or 7.6%, due to implemented pricing initiatives, which began in the three months ended March 31, 2021, continued and increased during the three months ended September 30, 2021 to mitigate rising costs.

Net revenues for the six months ended September 30, 2021 increased $100.3 million, or 88.6%, as compared with the six months ended September 30, 2020. The increase was primarily due to the TRUaire acquisition ($68.8 million or 60.7%). Excluding the acquisition impact, organic sales increased by $31.5 million, or 27.9%, due to increased sales volumes and implemented pricing initiatives. Sales volumes increased in HVAC/R, plumbing and architecturally-specified building products end markets. Pricing initiatives, which began in the three months ended March 31, 2021, continued and increased during the six months ended September 30, 2021 to mitigate rising costs.

Operating income for the three months ended September 30, 2021 increased $5.1 million, or 23.6%, as compared with the three months ended September 30, 2020. The increase was primarily due to the TRUaire acquisition and implemented pricing initiatives, partially offset by increased material and freight costs, the TRUaire Vietnam COVID COGS Impact discussed above, an additional $0.2 million compensation expense incurred for TRUaire Vietnam employees that were on furlough under the COVID restrictions ("TRUaire Vietnam COVID Furlough Expense") and increased spending on depreciation and optimization expenses related to enterprise resource planning systems and headcount.

Operating income for the six months ended September 30, 2021 increased $18.7 million, or 49.8%, as compared with the six months ended September 30, 2020. The increase was primarily due to the TRUaire acquisition and organic sales growth, partially offset by increased material and freight costs, a $3.9 million purchase accounting effect, the TRUaire Vietnam COVID

COGS Impact and Furlough Expense discussed above, and increased spending on sales commissions, depreciation and optimization expenses related to enterprise resource planning systems, headcount and travel.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven products focused on life safety that are engineered to provide elegant solutions for the construction, refurbishment and modernization of commercial, institutional, and multi-family residential buildings.

	Three Months Ended September 30,
(Amounts in thousands)	2021	2020
Revenues, net	$23,834	$23,696
Operating income	2,334	3,531
Operating margin	9.8%	14.9%

	Six Months Ended September 30,
(Amounts in thousands)	2021	2020
Revenues, net	$49,484	$45,850
Operating income	6,188	7,569
Operating margin	12.5%	16.5%

Net revenues for the three months ended September 30, 2021 were comparable to the three months ended September 30, 2020.

Net revenues for the six months ended September 30, 2021 increased $3.6 million, or 7.9%, as compared with the six months ended September 30, 2020.  The increase was primarily due to enhanced marketing efforts to promote existing and newly developed products in the architecturally-specified building products end market, market share gains due to competitive lead times in the market place and improved specification levels.

Operating income for the three months ended September 30, 2021 decreased $1.2 million, or 33.9%, as compared with the three months ended September 30, 2020. The decrease was due to a shift in sales to lower margin projects and increased headcount.

Operating income for the six months ended September 30, 2021 decreased $1.4 million, or 18.2%, as compared with the six months ended September 30, 2020. The decrease was due to a shift in sales to lower margin projects and increased headcount.

Specialized Reliability Solutions Segment Results

Specialized Reliability Solutions segment provides long-established products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended September 30,
(Amounts in thousands)	2021	2020
Revenues, net	$28,458	$18,016
Operating income	1,008	360
Operating margin	3.5%	2.0%

	Six Months Ended September 30,
(Amounts in thousands)	2021	2020
Revenues, net	$53,904	$37,014
Operating income	1,277	667
Operating margin	2.4%	1.8%

Net revenues for the three months ended September 30, 2021 increased $10.4 million, or 58.0%, as compared with the three months ended September 30, 2020.  The increase was primarily due to demand recovery in the energy, rail and mining end markets, pricing initiatives that began in the three months ended June 30, 2021 and continued in the three months ended September 30, 2021 to mitigate rising costs, as well as the newly formed Whitmore JV.

Net revenues for the six months ended September 30, 2021 increased $16.9 million, or 45.6%, as compared with the six months ended September 30, 2020.  The increase was primarily due to demand recovery in the energy, mining, rail and general industrial end markets, pricing initiatives that began in the three months ended June 30, 2021 and continued in the three months ended September 30, 2021 to mitigate rising costs, as well as the newly formed Whitmore JV.

Operating income for the three months ended September 30, 2021 increased $0.6 million or 180.0% as compared to the three months ended September 30, 2020. The increase was primarily due to increased organic sales and newly formed Whitmore JV, partially offset by increased material expenses outpacing the implemented pricing initiatives and increased spending on sales commissions and travel.

Operating income for the six months ended September 30, 2021 increased $0.6 million or 91.5% as compared to the six months ended September 30, 2020. The increase was primarily due to the increased organic sales and newly formed Whitmore JV, partially offset by increased material expenses outpacing the implemented pricing initiatives and increased spending on sales commissions and travel.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Six Months Ended September 30,
(Amounts in thousands)	2021	2020
Net cash provided by operating activities	$42,775	$44,783
Net cash used in investing activities	(3,552)	(4,351)
Net cash used in financing activities	(31,684)	(12,274)

Existing cash, cash generated by operations and borrowings available under our revolving credit facility are our primary sources of short-term liquidity.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.  Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories.  Our cash balance (including cash and cash equivalents) at September 30, 2021 was $17.3 million, as compared with $10.1 million at March 31, 2021.

For the six months ended September 30, 2021, our cash provided by operating activities from operations was $42.8 million, as compared with $44.8 million for six months ended September 30, 2020.

•Working capital used cash for the six months ended September 30, 2021 due to higher inventories ($16.8 million) and higher accounts receivable ($12.6 million), partially offset by higher accounts payable and other current liabilities ($6.3 million), lower prepaid expenses and other current assets ($0.6 million) and lower other assets ($0.5 million).
•Working capital provided cash for the six months ended September 30, 2020 due to lower accounts receivable ($5.0 million), higher accounts payable and other current liabilities ($2.0 million) and lower inventories ($0.9 million), partially offset by higher prepaid expenses and other current assets ($2.4 million).

Cash flows used in investing activities from operations during the six months ended September 30, 2021 were $3.6 million, as compared with $4.4 million used in investing activities for the six months ended September 30, 2020.

•Capital expenditures during the six months ended September 30, 2021 and 2020 were $4.9 million and $4.4 million, respectively. Our capital expenditures have been focused on enterprise resource planning systems, new product introductions, capacity expansion, continuous improvement, and automation of manufacturing facilities.
•During the six months ended September 30, 2021, proceeds of $1.4 million were received as a result of final working capital true-up adjustment related to the TRUaire acquisition.

Cash flows used in financing activities during the six months ended September 30, 2021 and 2020 were $31.7 million and $12.3 million, respectively. Cash outflows resulted from:

•Net repayments on our line of credit and term loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) of $28.3 million and $0.3 million during the six months ended September 30, 2021 and 2020, respectively.
•Payments of $2.3 million underwriting discounts and fees in connection with our line of credit amendment during the six months ended September 30, 2021, as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report.
•Repurchases of shares under our share repurchase program (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report) of zero and $7.3 million during the six months ended September 30, 2021 and 2020, respectively.
•Proceeds from the acquisition of the redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $6.3 million during the six months ended September 30, 2021, as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.
•Dividend payments of $4.7 million and $4.0 million during the six months ended September 30, 2021 and 2020, respectively.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of September 30, 2021.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  This agreement is more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the six months ended September 30, 2021.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of September 30, 2021, we had $204.0 million in outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage, or hedge, interest rate risks related to our borrowings by means of an interest rate swap agreement.  At September 30, 2021, we had an interest rate swap agreement that covered 4.7% of our $214.1 million total outstanding indebtedness. Each quarter point change in interest rates would result in a $0.5 million change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net losses of $0.1 million and $0.5 million for the six months ended September 30, 2021 and 2020, respectively, which are included in other expense, net on our condensed consolidated statements of income. We realized a net gain(loss) associated with foreign currency translation of $(0.5) million and $1.1 million for the six months ended September 30, 2021 and 2020, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at September 30, 2021, a 10% change in the foreign currency exchange rates for the six months ended September 30, 2021 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
July 1 - 31	—			—	$100.0
August 1 - 31	100	(b)	127.68	—	100.0
September 1 - 30	—			—	100.0
Total	100			—

(a) On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaces the previously announced $75.0 million program. Under the newly-authorized program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration of December 31, 2022, for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. As of September 30, 2021, no shares of our common stock had been repurchased under the program.

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

CSW INDUSTRIALS, INC.

November 3, 2021	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

November 3, 2021	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)