Form 10-Q
period 2021-12-31
CSW INDUSTRIALS, INC.
filed 2022-02-03
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 31, 2022, there were 15,824,478 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share amounts)	2021	2020	2021	2020
Revenues, net	$136,286	$89,932	$453,136	$285,836
Cost of revenues	(86,244)	(50,594)	(271,445)	(155,010)
Gross profit	50,042	39,338	181,691	130,826
Selling, general and administrative expenses	(37,894)	(35,221)	(115,177)	(88,276)
Operating income	12,148	4,117	66,514	42,550
Interest expense, net	(1,184)	(469)	(4,151)	(1,071)
Other expense, net	(127)	(592)	(432)	(1,259)
Income before income taxes	10,837	3,056	61,931	40,220
Provision for income taxes	(2,068)	(710)	(14,592)	(9,560)
Net income	8,769	2,346	47,339	30,660
Less: Income attributable to redeemable noncontrolling interest	(458)	—	(985)	—
Net income attributable to CSW Industrials, Inc.	$8,311	$2,346	$46,354	$30,660

Net income per share attributable to CSW Industrials, Inc.
Basic	$0.53	$0.16	$2.94	$2.07
Diluted	$0.52	$0.16	$2.93	$2.06
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2021	2020	2021	2020
Net income	$8,769	$2,346	$47,339	$30,660
Other comprehensive income (loss):
Foreign currency translation adjustments	(71)	2,271	(113)	4,661
Cash flow hedging activity, net of taxes of $(25), $(40), $(19) and $(42), respectively	93	152	71	157
Pension and other postretirement effects, net of taxes of $14, $3, $5 and 3, respectively	(52)	(10)	(20)	(10)
Other comprehensive income (loss)	(30)	2,413	(62)	4,808
Comprehensive income	$8,739	$4,759	$47,277	$35,468
Less: Comprehensive income attributable to redeemable noncontrolling interest	(458)	—	(985)	—
Comprehensive income attributable to CSW Industrials, Inc.	$8,281	$4,759	$46,292	$35,468
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share amounts)	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$16,184	$10,088
Accounts receivable, net of allowance for expected credit losses of $1,021 and $915, respectively	90,737	96,695
Inventories, net	127,442	98,086
Prepaid expenses and other current assets	16,355	9,684
Total current assets	250,718	214,553
Property, plant and equipment, net of accumulated depreciation of $78,510 and $72,944, respectively	82,557	82,554
Goodwill	237,985	218,795
Intangible assets, net	295,149	283,060
Other assets	83,636	75,995
Total assets	$950,045	$874,957

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,530	$32,444
Accrued and other current liabilities	58,335	49,743
Current portion of long-term debt	561	561
Total current liabilities	98,426	82,748
Long-term debt	230,355	241,776
Retirement benefits payable	1,706	1,695
Other long-term liabilities	145,444	136,725
Total liabilities	475,931	462,944
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	15,376	—
Equity:
Common shares, $0.01 par value	162	161
Shares authorized – 50,000
Shares issued – 16,284 and 16,162, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	110,790	104,689
Treasury shares, at cost (454 and 511 shares, respectively)	(32,604)	(34,075)
Retained earnings	386,448	347,234
Accumulated other comprehensive loss	(6,058)	(5,996)
Total equity	458,738	412,013
Total liabilities, redeemable noncontrolling interest and equity	$950,045	$874,957
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2021	$161	$(34,075)	$104,689	$347,234	$(5,996)	$412,013
Share-based compensation	—	—	1,888	—	—	1,888
Stock activity under stock plans	—	(3,168)	(1)	—	—	(3,169)
Reissuance of treasury shares	—	1,375	936	—	—	2,311
Net income	—	—	—	20,048	—	20,048
Dividends	—	—	19	(2,377)	—	(2,358)
Other comprehensive income, net of tax	—	—	—	—	387	387
Balance at June 30, 2021	$161	$(35,868)	$107,531	$364,905	$(5,609)	$431,120
Share-based compensation	—	—	2,049	—	—	2,049
Stock activity under stock plans	—	(13)	—	—	—	(13)
Reissuance of treasury shares	—	1,568	(994)	—	—	574
Net income	—	—	—	17,996	—	17,996
Dividends	—	—	18	(2,378)	—	(2,360)
Other comprehensive loss, net of tax	—	—	—	—	(419)	(419)
Balance at September 30, 2021	$161	$(34,313)	$108,604	$380,523	$(6,028)	$448,947
Share-based compensation	—	—	2,287	—	—	2,287
Stock activity under stock plans	1	(1,698)	—	—	—	(1,697)
Repurchase of common shares	—	(477)	—	—	—	(477)
Reissuance of treasury shares	—	3,884	(119)	—	—	3,765
Net income	—	—	—	8,311	—	8,311
Dividends	—	—	18	(2,386)	—	(2,368)
Other comprehensive income, net of tax	—	—	—	—	(30)	(30)
Balance at December 31, 2021	$162	$(32,604)	$110,790	$386,448	$(6,058)	$458,738

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2020	$159	$(75,377)	$48,327	$315,078	$(11,446)	$276,741
Share-based compensation	—	—	1,328	—	—	1,328
Stock activity under stock plans	1	(1,670)	(1)	—	—	(1,670)
Repurchase of common shares	—	(7,291)	—	—	—	(7,291)
Reissuance of treasury shares	—	3,131	516	—	—	3,647
Net income	—	—	—	11,960	—	11,960
Dividends	—	—	12	(1,996)	—	(1,984)
Other comprehensive income, net of tax	—	—	—	—	1,279	1,279
Balance at June 30, 2020	$160	$(81,207)	$50,182	$325,042	$(10,167)	$284,010
Share-based compensation	—	—	1,222	—	—	1,222
Stock activity under stock plans	—	(6)	—	—	—	(6)
Reissuance of treasury shares	—	1,812	(479)	—	—	1,333
Net income	—	—	—	16,354	—	16,354
Dividends	—	—	11	(1,999)	—	(1,988)
Other comprehensive income, net of tax	—	—	—	—	1,116	1,116
Balance at September 30, 2020	$160	$(79,401)	$50,936	$339,397	$(9,051)	$302,041
Share-based compensation	—	—	1,395	—	—	1,395
Stock activity under stock plans	1	(1,136)	—	—	—	(1,135)
Reissuance of treasury shares	—	46,462	51,194	—	—	97,656
Net income	—	—	—	2,346	—	2,346
Dividends	—	—	13	(2,012)	—	(1,999)
Other comprehensive income, net of tax	—	—	—	—	2,413	2,413
Balance at December 31, 2020	$161	$(34,075)	$103,538	$339,731	$(6,638)	$402,717

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
(Amounts in thousands)	2021	2020
Cash flows from operating activities:
Net income	$47,339	$30,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,731	6,079
Amortization of intangible and other assets	19,765	5,698
Provision for inventory reserves	3,519	1,169
Provision for doubtful accounts	1,146	227
Share-based and other executive compensation	6,223	3,945
Net gain on disposals of property, plant and equipment	(9)	(42)
Net pension benefit	269	121
Net deferred taxes	1,757	456
Changes in operating assets and liabilities:
Accounts receivable	5,621	14,115
Inventories	(33,250)	(1,581)
Prepaid expenses and other current assets	(4,827)	(4,494)
Other assets	378	(340)
Accounts payable and other current liabilities	12,032	(1,787)
Retirement benefits payable and other liabilities	778	(180)
Net cash provided by operating activities	69,472	54,046
Cash flows from investing activities:
Capital expenditures	(8,356)	(6,886)
Proceeds from sale of assets	21	604
Cash paid for acquisitions	(36,427)	(278,680)
Net cash used in investing activities	(44,762)	(284,962)
Cash flows from financing activities:
Borrowings on line of credit	52,513	255,000
Repayments of line of credit and term loan	(63,934)	(10,421)
Payments of deferred loan costs	(2,327)	(149)
Purchase of treasury shares	(5,356)	(10,488)
Proceeds from stock option activity	1,326	1,331
Proceeds from acquisition of redeemable noncontrolling interest shareholder	6,293	—
Dividends	(7,084)	(5,970)
Net cash provided by (used in) financing activities	(18,569)	229,303
Effect of exchange rate changes on cash and equivalents	(45)	1,535
Net change in cash and cash equivalents	6,096	(78)
Cash and cash equivalents, beginning of period	10,088	18,338
Cash and cash equivalents, end of period	$16,184	$18,260
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a growth-oriented, diversified industrial company with a strategic focus on providing niche, value-added products in the end markets we serve. Our broad portfolio of leading products provides performance optimizing and life safety solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), grilles, registers and diffusers ("GRD"), engineered building products and high-performance specialty lubricants and sealants. Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to our professional end-use customers that place a premium on superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including No. 5®, KOPR-KOTE®, Kats Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze®, Greco®, TRUaire® and Shoemaker ManufacturingTM.

Our products are well-known in the specific industries we serve and have a reputation for high quality and reliability. Markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial markets.

The COVID-19 pandemic and its resulting impacts had an overall negative impact on our financial results in the three and nine months of our prior fiscal year ended December 31, 2020. During the three and nine months of our current fiscal year ended December 31, 2021, the direct impact of the COVID-19 pandemic on our consolidated operating results was limited, in all material respects, to our operations in Vietnam. In early August 2021, the Vietnamese government mandated numerous restrictions in an effort to mitigate the spread of COVID-19, including closures of non-essential businesses, limitations on movements of individuals, and the imposition of other highly-restrictive measures for businesses, like ours, that continued operations in compliance with the restrictions. Our Vietnam operations began resuming normal production activities in late November 2021, when the Vietnamese government-mandated restrictions began to ease. Regarding our operations generally, the indirect impacts of the COVID-19 pandemic have resulted in material and freight cost inflation, supply chain disruptions and freight delays, driven by numerous factors including countermeasures taken by U.S. federal, state and/or local governments and the Federal Reserve, labor supply shortages, and recovering demand. During the three months ended December 31, 2021, material cost increases moderated, but we continue to experience increased freight costs and freight delays. We expect material and freight cost volatility, supply chain challenges and freight delays to continue in the near-term, and we are addressing these impacts through focused inventory management and by continuing and increasing the pricing initiatives that began in the three months ended March 31, 2021.

While the COVID-19 pandemic and its indirect effects have contributed to increased demand in certain parts of our business, including the HVAC/R end market, we expect customer demand levels and our overall results of operations and financial condition to have some level of volatility through the duration of the pandemic when compared to pre-pandemic periods. Despite strong demand in certain of our end markets and clear signs of recovery in others, we cannot reasonably estimate the magnitude or length of the pandemic’s direct and indirect adverse impact, including its ultimate impact on our business or financial condition, due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic, including any surges due to the Omicron variant or other future mutations and (2) the continued potential for short and long-term impacts on our facilities and employees, customer demand and supply chain.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of December 31, 2021, and the results of operations for the three and nine-month periods ended December 31, 2021 and 2020. All adjustments are of a normal, recurring nature.

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

1.Contractor Solutions, which manufactures and supplies products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for professional tradespeople. This segment is comprised primarily of our RectorSeal, TRUaire and Shoemaker operating companies.
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

2. ACQUISITIONS

Shoemaker Manufacturing, LLC

On December 15, 2021, we acquired 100% of outstanding equity of Shoemaker Manufacturing, LLC (“Shoemaker”), based in Cle Elum, Washington, for an aggregate purchase price of $44.0 million, including preliminary working capital and closing cash adjustments and expected contingent consideration. Shoemaker offers high-quality customizable GRD for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S. The aggregate purchase price was comprised of initial cash consideration of $39.0 million, 25,483 shares of the Company's common stock valued at $3.0 million at transaction close and additional contingent consideration of up to $2.0 million based on Shoemaker meeting a defined financial target during the quarter ended March 31, 2022. The cash consideration was funded with cash on hand and borrowings under our existing revolving credit facility. The 25,483 shares of common stock delivered to the sellers as consideration were issued from treasury shares. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a current liability of $2.0 million and was determined using a scenario-based analysis on forecasted future results. During the three months ended December 31, 2021, we incurred $0.5 million in transaction expenses in connection with the Shoemaker acquisition, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations.

The Shoemaker acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $19.7 million allocated to goodwill, which represents the value expected to be obtained from owning a more extensive GRD product portfolio for the HVAC/R market and increased regional exposure to the northwest U.S. The preliminary allocation of the fair value of the net assets acquired included customer lists ($13.0 million), trademarks ($5.3 million), noncompete agreements ($0.8 million), backlog ($0.3 million), inventory ($3.6 million), accounts receivable ($1.7 million), cash ($1.2 million), equipment ($1.4 million) and prepaid expenses ($0.2 million), net of current liabilities ($3.1 million). Customer lists, noncompete agreements and backlog are being amortized over 15 years, 5 years and 1 month, respectively, while trademarks and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available of December 15, 2021, to assign fair values to assets acquired and liabilities assumed is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets, including customer lists, trademarks, noncompete agreements and backlog are deductible and amortized over 15 years for income tax purposes. Shoemaker activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

T.A. Industries

On December 15, 2020, we acquired 100% of the outstanding equity of T.A. Industries, Inc. (“TRUaire”), a leading manufacturer of GRD for the residential and commercial HVAC/R end market, based in Santa Fe Springs, California. The acquisition also included TRUaire’s wholly-owned manufacturing facility based in Vietnam. The acquisition extended the Company’s product offerings to the HVAC/R end market share and provided strategic distribution facilities.

The contractual consideration paid for TRUaire included cash of $288.0 million, after working capital, closing cash and subsequent tax adjustments, and 849,852 shares of the Company’s common stock (valued at approximately $76.0 million at transaction signing on November 4, 2020) valued at $97.7 million at transaction close based on the closing market price of the Company's common shares on the acquisition date. The cash consideration was funded through a combination of cash on hand and borrowings under our revolving credit facility. The 849,852 shares of common stock delivered to the sellers as consideration were reissued from treasury shares.

Acquisition Consideration (Amounts in thousands, except for shares)
Cash (a)	$287,986
Common stock (849,852 shares)	97,656
Total consideration transferred	$385,642
(a) Amount includes working capital and closing cash adjustments, and includes a $1.0 million to be paid to the sellers as a result of an expected tax refund pursuant to the purchase agreement.

The TRUaire acquisition was accounted for as a business combination under Topic 805. The Company allocated the TRUaire purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, December 15, 2020. The excess of the purchase price over those fair values was recorded to goodwill. The Company completed the analysis of tangible assets, intangible assets, liabilities assumed and the related allocation during the three months ended December 31, 2021. The following table summarizes the Company's estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

	Initial Estimated Fair Value	Measurement Period Adjustments	Final Estimated Fair Value
Cash	$1,471	$—	$1,471
Accounts Receivable, net	13,467	(17)	13,450
Inventory	46,313	(1,300)	45,013
Short-Term Tax Indemnity Assets	5,000	—	5,000
Other Current Assets	1,285	2,103	3,388
Property, Plant and Equipment	28,832	(4,201)	24,631
Trade Name (indefinite life)	43,500	—	43,500
Customer Lists (useful life of 15 years)	194,000	8,500	202,500
Right-Of-Use Assets	49,040	—	49,040
Long-Term Tax Indemnity Assets	7,500	—	7,500
Other Long-Term Assets	2,850	(698)	2,152
Accounts Payable	(4,074)	—	(4,074)
Accrued and Other Current Liabilities	(3,678)	(172)	(3,850)
Lease Liabilities - Short-Term	(4,811)	—	(4,811)
Deferred Tax Liabilities	(56,249)	(5,589)	(61,838)
Tax Contingency Reserve	(22,511)	5,190	(17,321)
Lease Liabilities - Long-Term	(45,369)	—	(45,369)
Estimated fair value of net assets acquired	256,566	3,816	260,382
Goodwill	129,169	(3,909)	125,260
Total Purchase Price	$385,735	$(93)	$385,642

Deferred tax liabilities were established to record the deferred tax impact of purchase price accounting adjustments, primarily related to intangible assets. Tax contingency reserves relate to uncertain tax positions TRUaire took in the periods prior to the acquisition date.
In accordance with the tax indemnification included in the purchase agreement of TRUaire, the seller provided contractual indemnification to the Company for up to $12.5 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire by 2023. During the three months ended March 31, 2021, TRUaire received an audit closing letter from Internal Revenue Service related to calendar 2017, a pre-acquisition tax year. As a result of this, $5.0 million of the relevant tax indemnification assets was released in accordance with the purchase agreement. As of December 31, 2021, $7.5 million of the tax indemnification assets remained outstanding.

Goodwill of $125.3 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC/R end market. The goodwill recorded as part of this acquisition is included in the Contractor Solutions segment. The goodwill associated with the acquisition will not be amortized for financial reporting purposes and will not be deductible for income tax purposes.

TRUaire generated net revenue of $133.0 million and net income before income taxes of $11.3 million for the period from the acquisition date to December 31, 2021. The net income before taxes includes the indemnification expense of $5.0 million discussed above. For the three months ended December 31, 2021, TRUaire generated revenue of $30.4 million and net income before income taxes of $2.0 million. TRUaire activity is included in our Contractor Solutions segment. During the year ended March 31, 2021, the Company incurred and paid $7.8 million of transaction expenses in connection with the TRUaire acquisition, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations. No transaction expenses were incurred during the three and nine months ended December 31, 2021.

Pursuant to Topic 805, unaudited supplemental proforma results of operations for the three and nine months ended December 31, 2020, as if the acquisition of TRUaire had occurred on April 1, 2019, are presented below (in thousands, except per share amounts):

	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
Revenue, net	$113,857	$362,419
Net income	5,313	38,209

Net earnings per common share:
Diluted	$0.33	$2.42
Basic	$0.34	$2.44

These proforma results do not present financial results that would have been realized had the acquisition occurred on April 1, 2019, nor are they intended to be a projection of future results. The unaudited proforma results include certain proforma adjustments to net income that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2019, including the following:

•Additional depreciation expense of $0.1 million and $0.4 million for the three and nine months ended December 31, 2020, respectively, that would have been recognized as a result of the fair value step-up of the property, plant and equipment;
•Additional amortization expense of $2.8 million and $9.6 million for the three and nine months ended December 31, 2020, respectively, that would have been recognized as a result of the allocation of purchase consideration to customer lists subject to amortization;
•Estimated additional interest expense of $1.0 million and $3.3 million for the three and nine months ended December 31, 2020, respectively, as a result of incurring additional borrowing and
•Income tax effect of the proforma adjustments calculated using a blended statutory income tax rate of 24.5% of $1.0 million and $3.2 million for the three and nine months ended December 31, 2020, respectively.

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

The Whitmore JV is deemed to be a VIE as the equity investors at risk, as a group, lack the characteristics of a controlling financial interest. The major factor that led to the conclusion that the Company is the primary beneficiary of this VIE is that Whitmore has the power to direct the most significant activities due to its ability to direct the manufacturing decisions of the Whitmore JV. Whitmore JV's total net assets are presented below (in thousands):

December 31, 2021
Cash	$6,822
Accounts receivable, net	7,392
Inventories, net	1,745
Prepaid expenses and other current assets	84
Property, plant and equipment, net	4,686
Intangible assets, net	7,491
Other assets	134
Total assets	$28,354

Accounts payable	$5,645
Accrued and other current liabilities	328
Other long-term liabilities	66
Total liabilities	$6,039

During the three and nine months ended December 31, 2021, the Whitmore JV generated net income of $0.9 million and $2.0 million, respectively.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member after three years from the Whitmore JV's formation, subject to certain timing restrictions. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the nine-month period ended December 31, 2021 were as follows (in thousands):

Balance at March 31, 2021	$—
Fair value of redeemable noncontrolling interest at formation-date	13,391
Net income attributable to redeemable noncontrolling interest	985
Contributions from noncontrolling interest	1,000
Adjustments to redemption value	—
Balance at December 31, 2021	$15,376

4. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2021	March 31, 2021
Raw materials and supplies	$45,083	$27,416
Work in process	6,652	6,365
Finished goods	86,148	72,452
Total inventories	137,883	106,233
Less: LIFO reserve	(6,476)	(4,565)
Less: Obsolescence reserve	(3,965)	(3,582)
Inventories, net	$127,442	$98,086

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

The changes in the carrying amount of goodwill as of December 31, 2021 and March 31, 2021 were as follows (in thousands):

	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Balance at March 31, 2021	$169,345	$22,238	$27,212	$218,795
Goodwill re-allocation	14,813	2,727	(17,540)	—
TRUaire acquisition	(300)	—	—	(300)
Shoemaker acquisition	19,665	—	—	19,665
Currency translation	(48)	(58)	(69)	(175)
Balance at December 31, 2021	$203,475	$24,907	$9,603	$237,985

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

The following table provides information about our intangible assets (in thousands, except years):

		December 31, 2021		March 31, 2021
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,417	$(7,978)	$9,461	$(7,540)
Customer lists and amortized trademarks	14	287,933	(56,346)	267,096	(42,345)
Non-compete agreements	5	1,778	(930)	982	(790)
Other	8	5,110	(3,725)	4,743	(3,141)
		$304,238	$(68,979)	$282,282	$(53,816)
Trade names and trademarks not being amortized:		$59,890	$—	$54,594	$—

Amortization expenses for the three and nine months ended December 31, 2021 were $5.2 million and $19.4 million (including the amortization of inventory purchase accounting adjustment of $3.9 million), respectively. Amortization expenses for the three and nine months ended December 31, 2020 were $2.1 million and $5.4 million, respectively. The following table shows the estimated future amortization for intangible assets, as of December 31, 2021, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2022	$4,938
2023	20,106
2024	19,394
2025	18,436
2026	17,526
Thereafter	154,859
Total	$235,259

6. SHARE-BASED COMPENSATION

Refer to Note 5 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of December 31, 2021, 512,054 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Share-based compensation expense	$2,287	$1,394	$6,223	$3,944
Related income tax benefit	(549)	(335)	(1,494)	(947)
Net share-based compensation expense	$1,738	$1,059	$4,729	$2,997

Stock option activity was as follows:

	Nine Months Ended December 31, 2021
	Number of Shares	Weighted Average Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2021	63,413	$25.23
Exercised	(52,613)	25.23
Outstanding at December 31, 2021	10,800	25.23	2.7	$1.0
Exercisable at December 31, 2021	10,800	$25.23	2.7	$1.0

All compensation costs related to stock options were recognized prior to April 1, 2019. No options were granted or vested during the three and nine months ended December 31, 2021 and 2020.

Restricted share activity was as follows:

	Nine Months Ended December 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2021:	172,916	$70.50
Granted	163,923	161.49
Vested	(106,075)	63.01
Canceled	(850)	68.52
Outstanding at December 31, 2021	229,914	$125.96

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

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of December 31, 2021 and 2020 included 102,306 and 88,425 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. No awards with performance-based vesting provisions were granted during the three months ended December 31, 2021 and 2020. We granted 47,845 and 26,966 awards with performance-based vesting provisions during the nine months ended December 31, 2021 and 2020, respectively, with a vesting range of 0%-200%.

At December 31, 2021, we had unrecognized compensation cost related to unvested restricted shares of $22.4 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 3.6 years. The total fair value of restricted shares granted during the three months ended December 31, 2021 and 2020 was $4.6 million and $4.0 million, respectively. The total fair value of restricted shares granted during the nine months ended December 31, 2021 and 2020 was $27.7 million and $6.5 million, respectively. The total fair value of restricted shares vested during the three months ended December 31, 2021 and 2020 was $5.9 million and $4.1 million, respectively. The total fair value of restricted shares vested during the nine months ended December 31, 2021 and 2020 was $14.1 million and $8.4 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	December 31, 2021	March 31, 2021
Revolving Credit Facility, interest rate of 1.87% and 2.11%, respectively	$221,000	$232,000
Whitmore Term Loan, interest rate of 2.10% and 2.11%, respectively	9,916	10,337
Total debt	230,916	242,337
Less: Current portion	(561)	(561)
Long-term debt	$230,355	$241,776

Revolving Credit Facility

As discussed in Note 7 to our consolidated financial statements included in our Annual Report, we had a five-year, $300.0 million revolving credit facility agreement, which was scheduled to mature on September 15, 2022 (the “Revolving Credit Facility”). Borrowings in the U.S. under this facility bore interest at a rate of prime plus 1.00% or London Interbank Offered Rate ("LIBOR") plus 2.00%, which is adjusted based on our quarterly leverage ratio. We also paid a commitment fee of 0.30% for the unutilized portion of this revolving credit facility.

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), which provides for a $400 million revolving credit facility that contains a $25 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans. The Second Credit Agreement is scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in underwriting discounts and fees, which are being amortized over the life of the Second Credit Agreement. Borrowings under the Second Credit Agreement bear interest at either base rate or LIBOR, plus, in either case, an applicable margin based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We pay a commitment fee of 0.20% for the unutilized portion of this revolving credit facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Borrower and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

During the nine months ended December 31, 2021, we borrowed $52.5 million and repaid $63.5 million under this facility. As of December 31, 2021 and March 31, 2021, we had $221.0 million and $232.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the credit facility in place at the time of $179.0 million and $68.0 million, respectively. The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement, and the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of December 31, 2021.

Whitmore Term Loan

In July 2014, Whitmore secured a term loan (the "Whitmore Term Loan") related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan matures on July 31, 2029 and requires payments of $140,000 each quarter.  Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%.  As of December 31, 2021 and March 31, 2021, Whitmore Manufacturing had $9.9 million and $10.3 million, respectively, in principal amount outstanding under the Whitmore Term Loan. Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 9.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 26 years, some of which include escalation clauses and/or options to extend or terminate the leases. We do not currently have any financing lease arrangements.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Components of Operating Lease Expenses
Operating lease expense (a)	$2,472	$1,128	$7,302	$2,819
Short-term lease expense	73	130	231	295
Total operating lease expense	$2,545	$1,258	$7,533	$3,114
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	December 31, 2021	March 31, 2021
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$67,760	$61,707

Short-term lease liabilities (c)	$8,925	$8,063
Long-term lease liabilities (c)	64,339	56,709
Total operating lease liabilities	$73,264	$64,772
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Nine Months Ended December 31,
(in thousands)	2021	2020
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$7,205	$3,106
Right-of-use assets obtained in exchange for new operating lease obligations	7,280	68
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term	8.3 years	8.1 years
Weighted average discount rate	2.3%	2.5%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2022 (excluding the nine months ended December 31, 2021)	$2,756
2023	10,259
2024	10,152
2025	9,999
2026	9,988
Thereafter	37,117
Total lease liabilities	80,271
Less: Imputed interest	(7,007)
Present value of lease liabilities	$73,264

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on the Whitmore Term Loan, as discussed in Note 7.  As of December 31, 2021 and March 31, 2021, we had $9.9 million and $10.3 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap is highly effective.  At December 31, 2021, the maximum remaining length of the interest rate swap contract was approximately 7.6 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	December 31, 2021	March 31, 2021
Current derivative liabilities	$193	$280
Non-current derivative liabilities	734	736

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and nine months ended December 31, 2021 and 2020 (amounts in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$8,769	$2,346	$47,339	$30,660
Less: Net income attributable to redeemable noncontrolling interest	(458)	—	(985)	—
Net income attributable to CSW Industrials, Inc. shareholders	$8,311	$2,346	$46,354	$30,660

Weighted average shares:
Common stock	15,690	14,868	15,641	14,707
Participating securities	104	93	111	98
Denominator for basic earnings per common share	15,794	14,961	15,752	14,805
Potentially dilutive securities	50	118	57	106
Denominator for diluted earnings per common share	15,844	15,079	15,809	14,911

Net income per share attributable to CSW Industrials, Inc. shareholders:
Basic	$0.53	$0.16	$2.94	$2.07
Diluted	$0.52	$0.16	$2.93	$2.06

11. SHAREHOLDERS' EQUITY

Share Repurchase Program

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year period. On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced the previously announced $75.0 million program. Under the current repurchasae program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration date of December 31, 2022, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. Under the current repurchase program, 4,175 shares were repurchased during the three months ended December 31, 2021, and no shares were repurchased during the three months ended December 31, 2020. A total of 740,137 shares were repurchased for an aggregate amount of $46.0 million under the prior $75.0 million program that was replaced by the current $100.0 million program. As of December 31, 2021, a total of 4,175 shares had been repurchased for an aggregate amount of $0.5 million under the current $100.0 million program.

Dividends

In April 2019, we commenced a quarterly dividend program. Total dividends of $2.4 million and $2.0 million were paid during the three months ended December 31, 2021 and 2020, respectively. Total dividends of $7.1 million and $6.0 million were paid during the nine months ended December 31, 2021 and 2020, respectively.

On January 13, 2022, we announced a quarterly dividend of $0.15 per share payable on February 11, 2022 to shareholders of record as of January 31, 2022. Any future dividends at the existing $0.15 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at December 31, 2021 and March 31, 2021 due to their short-term nature.

13. RETIREMENT PLANS
Refer to Note 13 to our consolidated financial statements included in our Annual Report for a description of our retirement and postretirement benefits.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Service cost, benefits earned during the period	$12	$10	$36	$30
Interest cost on projected benefit obligation	34	36	101	107
Expected return on assets	(28)	(24)	(84)	(71)
Amortization of net actuarial loss	18	18	53	55
Net pension benefit	$36	$40	$106	$121

The components of net periodic cost for retirement and postretirement benefits, other than service costs, are included in other expense, net in our condensed consolidated statements of income.

14. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending, whether individually or in the aggregate, that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

15. INCOME TAXES

For the three months ended December 31, 2021, we earned $10.8 million from operations before taxes and provided for income taxes of $2.1 million, resulting in an effective tax rate of 19.1%. For the nine months ended December 31, 2021, we earned $61.9 million from operations before taxes and provided for income taxes of $14.6 million, resulting in an effective tax rate of 23.6%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2021 primarily due to excess tax deductions related to stock compensation, deductions related to foreign-derived intangible income ("FDII"), federal return to provision adjustments and foreign tax credits, partially offset by state and foreign income taxes, executive compensation limitations, provision for global intangible low-taxed income ("GILTI") and an increase in the reserves for uncertain tax provisions.

For the three months ended December 31, 2020, we earned $3.1 million from operations before taxes and provided for income taxes of $0.7 million, resulting in an effective tax rate of 23.2%. For the nine months ended December 31, 2020, we earned $40.2 million from operations before taxes and provided for income taxes of $9.6 million, resulting in an effective tax rate of 23.8%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2020, primarily due to excess tax deductions related to stock compensation, deductions related to FDII, federal return to provision adjustments, foreign tax credits and adjustments related to state tax returns and state R&D credits, partially offset by state and foreign income taxes and provision for GILTI and a change in indefinite reinvestment assertion related to the investment in a foreign subsidiary.

A CSWI subsidiary is currently under examination by a state tax jurisdiction for years ending December 31, 2018, 2019 and 2020. We have not been notified of any material adjustments.

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended December 31,
	2021	2020
Currency translation adjustments:
Balance at beginning of period	$(4,436)	$(6,795)
Adjustments for foreign currency translation	(71)	2,271
Balance at end of period	$(4,507)	$(4,524)

Interest rate swaps:
Balance at beginning of period	$(825)	$(1,385)
Unrealized gain, net of taxes of $(10) and $(25), respectively (a)	37	94
Reclassification of losses included in interest expense, net, net of taxes of $(15) and $(15), respectively	56	58
Other comprehensive income	93	152
Balance at end of period	$(732)	$(1,233)

Defined benefit plans:
Balance at beginning of period	$(767)	$(871)
Amortization of net losses, net of taxes of $14 and $3, respectively (b)	(52)	(10)
Balance at end of period	$(819)	$(881)

	Nine Months Ended December 31,
	2021	2020
Currency translation adjustments:
Balance at beginning of period	$(4,394)	$(9,185)
Adjustments for foreign currency translation	(113)	4,661
Balance at end of period	$(4,507)	$(4,524)

Interest rate swaps:
Balance at beginning of period	$(803)	$(1,390)
Unrealized losses, net of taxes of $27 and $3, respectively	(100)	(12)
Reclassification of losses included in interest expense, net, net of taxes of $(45) and $(45), respectively	171	169
Other comprehensive income	71	157
Balance at end of period	$(732)	$(1,233)

Defined benefit plans:
Balance at beginning of period	$(799)	$(871)
Amortization of net losses, net of taxes of $5 and $3, respectively (b)	(20)	(10)
Balance at end of period	$(819)	$(881)

(a) Unrealized gains (losses) are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of $0.2 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2021.

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

17. REVENUE RECOGNITION

Refer to Note 18 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended December 31, 2021				Nine Months Ended December 31, 2021
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$21,890	$—	$21,890	$—	$67,301	$—	$67,301
Book-and-ship	81,005	2,015	31,376	114,396	294,538	6,088	85,209	385,835
Net revenues	$81,005	$23,905	$31,376	$136,286	$294,538	$73,389	$85,209	$453,136

	Three Months Ended December 31, 2020				Nine Months Ended December 31, 2020
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$23,663	$—	$23,663	$—	$65,689	$—	$65,689
Book-and-ship	44,377	2,037	19,855	66,269	157,447	5,861	56,839	220,147
Net revenues	$44,377	$25,700	$19,855	$89,932	$157,447	$71,550	$56,839	$285,836

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2021:	$1,018
Revenue recognized during the period	(943)
New contracts and revenue added to existing contracts during the period	1,008
Balance at December 31, 2021	$1,083

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

Three Months Ended December 31, 2021:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$81,005	$23,905	$31,376	$136,286	$—	$136,286
Intersegment revenue	1,454	—	8	1,462	(1,462)	—
Operating income	10,756	3,200	2,651	$16,607	(4,459)	$12,148

Three Months Ended December 31, 2020:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$44,377	$25,700	$19,855	$89,932	$—	$89,932
Intersegment revenue	62	—	19	81	(81)	—
Operating income	2,900	4,194	619	7,713	(3,596)	4,117

Nine Months Ended December 31, 2021:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$294,538	$73,389	$85,209	$453,136	$—	$453,136
Intersegment revenue	1,510	—	80	1,590	(1,590)	—
Operating income	67,021	9,388	3,928	$80,337	(13,823)	$66,514

Nine Months Ended December 31, 2020:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$157,447	$71,550	$56,839	$285,836	$—	$285,836
Intersegment revenue	248	—	48	296	(296)	—
Operating income	40,459	11,763	1,286	53,508	(10,958)	42,550

TOTAL ASSETS

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
December 31, 2021	$744,400	$71,106	$117,566	$933,072	$16,973	$950,045
March 31, 2021	686,408	67,281	108,028	861,717	13,240	874,957

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

Overview

We are a growth-oriented, diversified industrial company with a strategic focus on providing niche, value-added products in the end markets we serve. Our broad portfolio of leading products provides performance optimizing and life safety solutions to our customers. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), grilles, registers and diffusers ("GRD"), engineered building products and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial. The reputation of our product portfolio is built on more than 100 highly respected industrial brands including No. 5®, KOPR-KOTE®, Kats Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze®, Greco®, TRUaire® and Shoemaker ManufacturingTM.. Our manufacturing operations are concentrated in the United States ("U.S."), Canada and Vietnam, and we also have distribution operations in U.S., Australia, Canada and the United Kingdom ("U.K."). Our products are sold directly to end users or through designated channels in over 100 countries around the world, including: Australia, Belgium, Brazil, Canada, China, Colombia, Germany, Japan, the Netherlands, Russia, Saudi Arabia, Singapore, South Africa, Sweden, the U.K., United Arab Emirates and the U.S.

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

The COVID-19 pandemic and its resulting impacts had an overall negative impact on our financial results in the three and nine months of our prior fiscal year ended December 31, 2020. During the three and nine months of our current fiscal year ended December 31, 2021, the direct impact of the COVID-19 pandemic on our consolidated operating results was limited, in all material respects, to our operations in Vietnam. In early August 2021, the Vietnamese government mandated numerous restrictions in an effort to mitigate the spread of COVID-19, including closures of non-essential businesses, limitations on movements of individuals, and the imposition of other highly-restrictive measures for businesses, like ours, that continued operations in compliance with the restrictions. Our Vietnam operations began resuming normal production activities in late November 2021, when the Vietnamese government-mandated restrictions began to ease. Regarding our operations generally, the indirect impacts of the COVID-19 pandemic have resulted in material and freight cost inflation, supply chain disruptions and freight delays, driven by numerous factors including countermeasures taken by U.S. federal, state and/or local governments and the Federal Reserve, labor supply shortages, and recovering demand. During the three months ended December 31, 2021, material cost increases moderated, but we continue to experience increased freight costs and freight delays. We expect material and freight cost volatility, supply chain challenges and freight delays to continue in the near-term, and we are addressing these impacts through focused inventory management and by continuing and increasing the pricing initiatives that began in the three months ended March 31, 2021.

While the COVID-19 pandemic and its indirect effects have contributed to increased demand in certain parts of our business, including the HVAC/R end market, we expect customer demand levels and our overall results of operations and financial condition to have some level of volatility through the duration of the pandemic when compared to pre-pandemic periods. Despite strong demand in certain of our end markets and clear signs of recovery in others, we cannot reasonably estimate the magnitude or length of the pandemic’s direct and indirect adverse impact, including its ultimate impact on our business or financial condition, due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic, including any surges due to the Omicron variant or other future mutations and (2) the continued potential for short and long-term impacts on our facilities and employees, customer demand and supply chain.

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

Segment Realignment

Beginning with the quarter ended June 30, 2021, we revised our segment structure to align with how our chief operating decision maker (who was determined to be our Chief Executive Officer) views our business, assesses performance and allocates resources to our business components. This segment structure revision became effective on April 1, 2021, and followed the completion of various strategic transactions including the acquisition of T.A. Industries, Inc. ("TRUaire") and the formation of the Whitmore JV. Refer to Accounting Policies in Note 1 to our condensed consolidated financial statements included in this Quarterly Report for detailed descriptions of our three business segments.

As a result of the business segment revision, reclassification of certain prior year financial information has been made to conform with the current period's presentation. None of the changes impact the Company's previously reported consolidated net revenue, operating income, net income or net income per share. Refer to Note 18 to our condensed consolidated financial statements included in this Quarterly Report for additional information on the Company's segment realignment.

Shoemaker Manufacturing, LLC

On December 15, 2021, we acquired 100% of outstanding equity of Shoemaker Manufacturing, LLC (“Shoemaker”), based in Cle Elum, Washington, for an aggregate purchase price of $44.0 million, including preliminary working capital and closing cash adjustments and expected contingent consideration. Shoemaker offers high-quality customizable GRD for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results of operations and results for each of our segments.

All acquisitions are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report. Shoemaker activity has been included in our results within our Contractor Solutions segment since the December 15, 2021 acquisition date. TRUaire activity has been included in our results within our Contractor Solutions segment since the December 15, 2020 acquisition date. Whitmore JV activity has been included in our Specialized Reliability Solutions segment since the April 1, 2021 formation date. Consolidation of VIE (related to the Whitmore JV) is described in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

Revenues, net

	Three Months Ended December 31,
(Amounts in thousands)	2021	2020
Revenues, net	$136,286	$89,932

	Nine Months Ended December 31,
(Amounts in thousands)	2021	2020
Revenues, net	$453,136	$285,836

Net revenues for the three months ended December 31, 2021 increased $46.4 million, or 51.5%, as compared with the three months ended December 31, 2020. The increase was primarily due to the TRUaire and Shoemaker acquisitions ($26.8 million or 29.8%). Excluding the impact of acquisitions, organic sales increased $19.6 million, or 21.7%, from the prior year due to increased sales volumes and implemented pricing initiatives. Sales volumes increased in HVAC/R, energy, plumbing, mining, rail and general industrial end markets and decreased in the architecturally-specified building products end market. Pricing initiatives, which began in the three months ended March 31, 2021 to mitigate rising costs, continued and increased during the three months ended December 31, 2021.

Net revenues for the nine months ended December 31, 2021 increased $167.3 million, or 58.5%, as compared with the nine months ended December 31, 2020. The increase was primarily due to the TRUaire and Shoemaker acquisitions ($95.6 million or 33.4%). Excluding the impact of acquisitions, organic sales increased $71.7 million, or 25.1%, from the prior year due to increased sales volumes and implemented pricing initiatives. Sales volumes increased in HVAC/R, energy, plumbing, mining, rail and architecturally-specified building products end markets and decreased in the general industrial end market. Pricing initiatives, which began in the three months ended March 31, 2021 to mitigate rising costs, continued and increased during the nine months ended December 31, 2021.

Gross Profit and Gross Profit Margin

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2021	2020
Gross profit	$50,042	$39,338
Gross profit margin	36.7%	43.7%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2021	2020
Gross profit	$181,691	$130,826
Gross profit margin	40.1%	45.8%

Gross profit for the three months ended December 31, 2021 increased $10.7 million, or 27.2%, as compared with the three months ended December 31, 2020. The increase was primarily a result of the impact of the TRUaire and Shoemaker acquisitions, increased organic sales and pricing initiatives. Gross profit margin of 36.7% for the three months ended December 31, 2021 decreased as compared to 43.7% for the three months ended December 31, 2020. The decrease was due to the inclusion of the TRUaire acquisition, material and freight cost increases outpacing implemented pricing initiatives and $0.5 million under-absorption costs resulting from reduced production levels and incremental compensation expenses incurred at the TRUaire Vietnam facility during the quarter to maintain TRUaire Vietnam's operations in accordance with COVID-19 restrictions ("TRUaire Vietnam COVID COGS Impact"). Additionally, a shift in sales to lower margin projects for the Engineered Building Solutions segment also contributed to the gross profit margin decrease.

Gross profit for the nine months ended December 31, 2021 increased $50.9 million, or 38.9%, as compared with the nine months ended December 31, 2020. The increase was primarily a result of the impact of the TRUaire and Shoemaker acquisitions, increased organic sales and pricing initiatives. Gross profit margin of 40.1% for the nine months ended December 31, 2021 decreased as compared to 45.8% for the nine months ended December 31, 2020. The decrease is primarily due to the inclusion of the TRUaire acquisition, material and freight cost increases outpacing implemented pricing initiatives,

$3.9 million purchase accounting effect related to the TRUaire acquisition and the TRUaire Vietnam COVID COGS Impact of $1.7 million. Additionally, a shift in sales to lower margin projects for the Engineered Building Solutions segment also contributed to the gross profit margin decrease.

Operating Expenses

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2021	2020
Operating expenses	$37,894	$35,221
Operating expenses as a percentage of revenues, net	27.8%	39.2%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2021	2020
Operating expenses	$115,177	$88,276
Operating expenses as a percentage of revenues, net	25.4%	30.9%

Operating expenses for the three months ended December 31, 2021 increased $2.7 million, or 7.6%, as compared with the three months ended December 31, 2020. The increase was primarily due to the added expenses related to the inclusion of TRUaire, Shoemaker and the Whitmore JV in the current period, increased equity compensation expenses, increased spending on sales commissions driven by increased revenues, increased depreciation expenses related to enterprise resource planning systems, increased headcount, increased travel and $0.5 million transaction expenses related to the Shoemaker acquisition. The increases were partially offset by transaction expenses ($8.0 million) related to the TRUaire acquisition and JV formation incurred in prior year period that did not recur. The decrease in operating expenses as a percentage of revenues was primarily attributable to sales increasing by a greater percentage than the increase in operating expenses.

Operating expenses for the nine months ended December 31, 2021 increased $26.9 million, or 30.5%, as compared with the nine months ended December 31, 2020. The increase was primarily due to the added expenses related to the inclusion of TRUaire, Shoemaker and the Whitmore JV in the current period, increased equity compensation expenses and increased spending on sales commissions driven by increased revenues, increased depreciation expenses related to enterprise resource planning systems, increased headcount, increased travel and $0.5 million of transaction expenses related to the Shoemaker acquisition. The increases were partially offset by transactions expenses ($8.2 million) related to the TRUaire acquisition and JV formation incurred in prior year period that did not recur. The decrease in operating expenses as a percentage of revenues was primarily attributable to sales increasing by a greater percentage than the increase in operating expenses.

Operating Income

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2021	2020
Operating income	$12,148	$4,117
Operating margin	8.9%	4.6%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2021	2020
Operating income	$66,514	$42,550
Operating margin	14.7%	14.9%

Operating income for the three months ended December 31, 2021 increased $8.0 million, or 195.1%, as compared with the three months ended December 31, 2020, primarily as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Operating income for the nine months ended December 31, 2021 increased $24.0 million, or 56.3%, as compared with the nine months ended December 31, 2020, primarily as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $1.2 million for the three months ended December 31, 2021 increased $0.7 million as compared to the three months ended December 31, 2020. Net interest expense of $4.2 million for the nine months ended December 31, 2021 increased $3.1 million as compared to the nine months ended December 31, 2020. The increases were due to increased outstanding long-term debt, primarily resulting from borrowings to fund our acquisitions of TRUaire and Shoemaker.

Other expense, net decreased $0.5 million to net expense of $0.1 million for the three months ended December 31, 2021 as compared with net expense of $0.6 million for the three months ended December 31, 2020. The decrease was due to decreased losses arising from transactions in currencies other than functional currencies. Other expense, net decreased $0.8 million to net expense of $0.4 million for the nine months ended December 31, 2021 as compared with net expense of $1.3 million for the nine months ended December 31, 2020. The decrease was due to decreased losses arising from transactions in currencies other than functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended December 31, 2021, we earned $10.8 million from operations before taxes and provided for income taxes of $2.1 million, resulting in an effective tax rate of 19.1%. For the nine months ended December 31, 2021, we earned $61.9 million from operations before taxes and provided for income taxes of $14.6 million, resulting in an effective tax rate of 23.6%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2021 primarily due to excess tax deductions related to stock compensation, deductions related to foreign-derived intangible income ("FDII"), federal return to provision adjustments and foreign tax credits, partially offset by state and foreign income taxes, executive compensation limitations, provision for global intangible low-taxed income ("GILTI") and an increase in the reserves for uncertain tax provisions.

For the three months ended December 31, 2020, we earned $3.1 million from operations before taxes and provided for income taxes of $0.7 million, resulting in an effective tax rate of 23.2%. For the nine months ended December 31, 2020, we earned $40.2 million from operations before taxes and provided for income taxes of $9.6 million, resulting in an effective tax rate of 23.8%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2020, primarily due to excess tax deductions related to stock compensation, deductions related to FDII, federal return to provision adjustments, foreign tax credits and adjustments related to state tax returns and state R&D credits, partially offset by state and foreign income taxes and provision for GILTI and a change in indefinite reinvestment assertion related to the investment in a foreign subsidiary.

A CSWI subsidiary is currently under examination by a state tax jurisdiction for years ending December 31, 2018, 2019 and 2020. We have not been notified of any material adjustments.

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

	Three Months Ended December 31,
(Amounts in thousands)	2021	2020
Revenues, net	$82,459	$44,439
Operating income	10,756	2,900
Operating margin	13.0%	6.5%

	Nine Months Ended December 31,
(Amounts in thousands)	2021	2020
Revenues, net	$296,048	$157,695
Operating income	67,021	40,459
Operating margin	22.6%	25.7%

Net revenues for the three months ended December 31, 2021 increased $38.0 million, or 85.6%, as compared with the three months ended December 31, 2020. The increase was primarily due to the TRUaire and Shoemaker acquisitions ($26.8 million or 60.3%). Excluding the impact of acquisitions, organic sales increased by $11.2 million, or 25.3%, due to increased volumes and implemented pricing initiatives. Sales volumes increased in HVAC/R, plumbing and architecturally-specified building products end markets and decreased in general industrial end market. Pricing initiatives to mitigate rising costs, which began in the three months ended March 31, 2021, continued and increased during the three months ended December 31, 2021.

Net revenues for the nine months ended December 31, 2021 increased $138.4 million, or 87.7%, as compared with the nine months ended December 31, 2020. The increase was primarily due to the TRUaire and Shoemaker acquisitions ($95.6 million or 60.6%). Excluding the impact of acquisitions, organic sales increased by $42.8 million, or 27.1%, due to increased sales volumes and implemented pricing initiatives. Sales volumes increased in HVAC/R, plumbing and architecturally-specified building products end markets and decreased in general industrial end market. Pricing initiatives to mitigate rising costs, which began in the three months ended March 31, 2021, continued and increased during the nine months ended December 31, 2021.

Operating income for the three months ended December 31, 2021 increased $7.9 million, or 270.9%, as compared with the three months ended December 31, 2020. The increase was primarily due to the inclusion of TRUaire and Shoemaker and the transactions expenses ($6.9 million) related to the TRUaire acquisition incurred in prior year period that did not recur, partially offset by the transaction expenses ($0.5 million) in the current period related to the Shoemaker acquisition. The organic sales growth contributed to the increased operating income, which was partially offset by increased material and freight costs, the $0.5 million TRUaire Vietnam COVID COGS Impact discussed above and increased spending on sales commissions and depreciation and optimization expenses related to enterprise resource planning systems.

Operating income for the nine months ended December 31, 2021 increased $26.6 million, or 65.7%, as compared with the nine months ended December 31, 2020. The increase was primarily due to the inclusion of TRUaire and Shoemaker and the transactions expenses ($7.1 million) related to the TRUaire acquisition incurred in prior year period that did not recur, partially offset by the transaction expenses ($0.5 million) in the current period related to the Shoemaker acquisition. The organic sales growth contributed to the increased operating income, which was partially offset by increased material and freight costs, a $3.9 million purchase accounting effect related to the TRUaire acquisition, the $1.7 million TRUaire Vietnam COVID COGS Impact discussed above and increased spending on sales commissions, depreciation and optimization expenses related to enterprise resource planning systems, headcount and travel.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven products focused on life safety that are engineered to provide elegant solutions for the construction, refurbishment and modernization of commercial, institutional, and multi-family residential buildings.

	Three Months Ended December 31,
(Amounts in thousands)	2021	2020
Revenues, net	$23,905	$25,700
Operating income	3,200	4,194
Operating margin	13.4%	16.3%

	Nine Months Ended December 31,
(Amounts in thousands)	2021	2020
Revenues, net	$73,389	$71,550
Operating income	9,388	11,763
Operating margin	12.8%	16.4%

Net revenues for the three months ended December 31, 2021 decreased $1.8 million or 7.0% as compared to the three months ended December 31, 2020 due to demand softness in the multi-family residential buildings subcategory outpacing growth in other subcategories served in the architecturally-specified building products end market.

Net revenues for the nine months ended December 31, 2021 increased $1.8 million, or 2.6%, as compared with the nine months ended December 31, 2020.  The increase was primarily due to enhanced marketing efforts to promote existing and newly developed products in the architecturally-specified building products end market, market share gains due to competitive lead times in the market place and improved specification levels.

Operating income for the three months ended December 31, 2021 decreased $1.0 million, or 23.7%, as compared with the three months ended December 31, 2020. The decrease was due to a shift in sales to lower margin projects.

Operating income for the nine months ended December 31, 2021 decreased $2.4 million, or 20.2%, as compared with the nine months ended December 31, 2020. The decrease was due to a shift in sales to lower margin projects and added salespeople to target long-term revenue growth.

Specialized Reliability Solutions Segment Results

Specialized Reliability Solutions segment provides long-established products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended December 31,
(Amounts in thousands)	2021	2020
Revenues, net	$31,384	$19,874
Operating income	2,651	619
Operating margin	8.4%	3.1%

	Nine Months Ended December 31,
(Amounts in thousands)	2021	2020
Revenues, net	$85,288	$56,887
Operating income	3,928	1,286
Operating margin	4.6%	2.3%

Net revenues for the three months ended December 31, 2021 increased $11.5 million, or 57.9%, as compared with the three months ended December 31, 2020.  The increase was primarily due to demand recovery in the energy, mining, general industrial and rail end markets, pricing initiatives to mitigate rising costs that began in the three months ended June 30, 2021 and continued in the three months ended December 31, 2021, as well as the inclusion of the newly formed Whitmore JV.

Net revenues for the nine months ended December 31, 2021 increased $28.4 million, or 49.9%, as compared with the nine months ended December 31, 2020.  The increase was primarily due to demand recovery in the energy, mining, rail and general industrial end markets, pricing initiatives to mitigate rising costs that began in the three months ended June 30, 2021 and continued in the three months ended December 31, 2021, as well as the inclusion of the newly formed Whitmore JV.

Operating income for the three months ended December 31, 2021 increased $2.0 million or 328.1% as compared to the three months ended December 31, 2020. The increase was primarily due to increased organic sales and the Whitmore JV, partially offset by increased material expenses outpacing implemented price increases, increased spending on sales commissions driven by increased sales and increased travel expense.

Operating income for the nine months ended December 31, 2021 increased $2.6 million or 205.5% as compared to the nine months ended December 31, 2020. The increase was primarily due to the increased organic sales and the Whitmore JV, partially offset by increased material expenses outpacing implemented price increases, increased spending on sales commissions driven by increased sales and increased travel expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	Nine Months Ended December 31,
(Amounts in thousands)	2021	2020
Net cash provided by operating activities	$69,472	$54,046
Net cash used in investing activities	(44,762)	(284,962)
Net cash provided by (used in) financing activities	(18,569)	229,303

Existing cash, cash generated by operations and borrowings available under our revolving credit facility are our primary sources of short-term liquidity.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.  Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories.  Our cash balance (including cash and cash equivalents) at December 31, 2021 was $16.2 million, as compared with $10.1 million at March 31, 2021.

For the nine months ended December 31, 2021, our cash provided by operating activities from operations was $69.5 million, as compared with $54.0 million for nine months ended December 31, 2020.

•Working capital used cash for the nine months ended December 31, 2021 due to higher inventories ($33.3 million) and prepaid expenses and higher prepaid expenses and other current assets ($4.8 million), partially offset by higher accounts payable and other current liabilities ($12.0 million), lower accounts receivable ($5.6 million) and lower other assets ($0.4 million).
•Working capital provided cash for the nine months ended December 31, 2020 due to lower accounts receivable ($14.1 million), partially offset by higher prepaid expenses and other current assets ($4.5 million), lower accounts payable and other current liabilities ($1.8 million), higher inventories ($1.6 million) and higher other current assets ($0.3 million).

Cash flows used in investing activities from operations during the nine months ended December 31, 2021 were $44.8 million, as compared with $285.0 million used in investing activities for the nine months ended December 31, 2020.

•Capital expenditures during the nine months ended December 31, 2021 and 2020 were $8.4 million and $6.9 million, respectively. Our capital expenditures have been focused on enterprise resource planning systems, new product introductions, capacity expansion, continuous improvement, and automation of manufacturing facilities.
•During the nine months ended December 31, 2021, proceeds of $1.4 million were received as a result of final working capital true-up adjustment related to the TRUaire acquisition.
•During the nine months ended December 31, 2021, we acquired Shoemaker for an aggregate purchase price of $44.0 million, including $39.0 million in cash consideration, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Cash flows provided by (used in) financing activities during the nine months ended December 31, 2021 and 2020 were $(18.6) million and $229.3 million, respectively. Cash outflows resulted from:

•Net repayments on our line of credit and term loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) of $11.4 million and $244.6 million during the nine months ended December 31, 2021 and 2020, respectively.
•Payments of $2.3 million of underwriting discounts and fees in connection with our line of credit amendment during the nine months ended December 31, 2021, as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report.
•Repurchases of shares under our share repurchase program (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report) of $0.5 million and $7.3 million during the nine months ended December 31, 2021 and 2020, respectively.
•Proceeds from the acquisition of the redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $6.3 million during the nine months ended December 31, 2021, as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.
•Dividend payments of $7.1 million and $6.0 million during the nine months ended December 31, 2021 and 2020, respectively.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of December 31, 2021.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  This agreement is more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the nine months ended December 31, 2021.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of December 31, 2021, we had $221.0 million in outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage, or hedge, interest rate risks related to our borrowings by means of an interest rate swap agreement.  At December 31, 2021, we had an interest rate swap agreement that covered 4.3% of our $230.9 million total outstanding indebtedness. Each quarter point change in interest rates would result in a $0.6 million change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net losses of $0.2 million and $1.0 million for the nine months ended December 31, 2021 and 2020, respectively, which are included in other expense, net on our condensed consolidated statements of income. We realized a net gain (loss) associated with foreign currency translation of $(0.1) million and $4.7 million for the nine months ended December 31, 2021 and 2020, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at December 31, 2021, a 10% change in the foreign currency exchange rates for the nine months ended December 31, 2021 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (a)
					(in millions)
October 1 - 31	12,989	(b)	$130.75	—	$100.0
November 1 - 30	—			—	100.0
December 1 - 31	4,175	(a)	114.21	4,175	95.5
Total	17,164			4,175

(a) On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced a previously announced $75.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2022, for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. As of December 31, 2021, 4,175 shares of our common stock had been repurchased under the current program for an aggregate amount of $0.5 million.

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

CSW INDUSTRIALS, INC.

February 3, 2022	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

February 3, 2022	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)