Form 10-K
period 2022-03-31
CSW INDUSTRIALS, INC.
filed 2022-05-18
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the last sale price for the common stock as reported by the Nasdaq Global Select Market on September 30, 2021, the last business day of our most recently completed second fiscal quarter was approximately $1,984.0 million.
As of May 12, 2022, the latest practicable date, 15,676,790 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

PART I

ITEM 1:	Business	1
ITEM 1A:	Risk Factors	10
ITEM 1B:	Unresolved Staff Comments	21
ITEM 2:	Properties	21
ITEM 3:	Legal Proceedings	21
ITEM 4:	Mine Safety Disclosures	22
PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
ITEM 6:	[Reserved]	24
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	40
ITEM 8:	Financial Statements and Supplementary Data	41
ITEM 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	88
ITEM 9A:	Controls and Procedures	88
ITEM 9B:	Other Information	89
PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	90
ITEM 11:	Executive Compensation	90
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	90
ITEM 14:	Principal Accounting Fees and Services	90
PART IV

ITEM 15:	Exhibits, Financial Statement Schedules	90
SIGNATURES		92

EX-10.3
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 XBRL Instance Document
EX-101 XBRL Taxonomy Extension Schema
EX-101 XBRL Taxonomy Extension Calculation Linkbase Document
EX-101 XBRL Taxonomy Extension Definition Linkbase Document
EX-101 XBRL Taxonomy Extension Label Linkbase Document
EX-101 XBRL Taxonomy Extension Presentation Linkbase Document

PART I

Unless otherwise specified, or the context otherwise requires, the references in this Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“Annual Report”) to “our company,” “we,” “us,” “our” or “CSWI” refer to CSW Industrials, Inc. together with our wholly-owned subsidiaries.

ITEM 1: BUSINESS

General

CSWI is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Engineered Building Solutions and Specialized Reliability Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial. Our manufacturing operations are concentrated in the United States (“U.S.”), Canada and Vietnam, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including Australia, Canada, the U.K. and the U.S.

Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to our professional end-use customers that place a premium on superior performance and reliability. We believe our brands are well-known in the specific end markets we serve and have a reputation for high quality. We rely on both organic growth and inorganic growth through acquisitions to provide an increasingly broad portfolio of performance optimizing solutions that meet our customers’ ever-changing needs. We have a successful record of making attractive, synergistic acquisitions that support expansion of our broad portfolio of solutions, and we remain focused on identifying additional acquisition opportunities in our core end markets.

Through our operating companies, we have a well-established legacy of providing high quality products accompanied by dependable service and attention to customer satisfaction. We also have a long history of innovation, through which we have developed a robust line of products to solve our customers' specific challenges. These products are distributed through an extensive wholesale distribution network serving the HVAC/R, architecturally-specified buildings products, plumbing, general industrial, energy, rail and mining end markets. Our desire to develop solutions for our professional end-use customers, combined with the differentiated nature of our niche product offerings, drives loyalty to our brands.

CSWI is a Delaware corporation and was incorporated in 2014 in anticipation of CSWI's separation from Capital Southwest Corporation ("Capital Southwest"). Our well-established operating companies provide a collective history that spans more than a century. The separation was executed on September 30, 2015 through a pro-rata share distribution of all the then outstanding shares of common stock of CSWI to the holders of common stock of Capital Southwest (the "Share Distribution"). Since the separation, CSWI has been an independent, publicly-traded company, listed on the Nasdaq Global Select Market.

Business Segments

Beginning with the quarter ended June 30, 2021, we revised our segment structure to align with how our chief operating decision maker (who was determined to be our Chief Executive Officer) views our business, assesses performance and allocates resources to our business components. Effective April 1, 2021, following the completion of various strategic transactions including the acquisition of T.A. Industries, Inc. ("TRUaire") and the formation of a joint venture owned by Whitmore Manufacturing, LLC ("Whitmore"), a wholly-owned subsidiary of CSWI, and Pennzoil-Quaker State Company dba SOPUS Products ("Shell"), a wholly-owned subsidiary of Shell Oil Company that comprises of Shell's U.S. lubricants business ("Whitmore JV"), our business is organized into three reportable segments: Contractor Solutions, Engineered Building Solutions and Specialized Reliability Solutions.

The table below provides an overview of these business segments. For financial information regarding our segments, see Note 21 to our consolidated financial statements included in Item 8 Financial Statements and Supplementary Data ("Item 8") of this Annual Report.

Business Segment	Principal Product Categories	Key End Use Markets	Representative Industrial Brands
Contractor Solutions	• Cements •Diffusers •Grilles • Registers •Solvents •Thread sealants •Traps •Vents	•HVAC/R •Plumbing •General Industrial •Architecturally-Specified Building Products

Engineered Building Solutions	• Architectural railings and associated services •Fire and smoke protection solutions •Pre-engineered and custom architectural building components	• Architecturally-Specified Building Products

Specialized Reliability Solutions	•Compounds •Contamination control •Industrial maintenance and repairs •Lubricants •Lubricant management products •Operations solutions •Sealants	•Energy •General Industrial •Mining •Railing

Contractor Solutions

Our Contractor Solutions segment manufactures efficiency and performance enhancing products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for professional end -use customers. The segment is compromised primarily of our RectorSeal, TRUaire and Shoemaker operating companies and provides a wide range of products designed to create efficiency and expediency for professional end-user customers, while delivering home and building owners with trusted solutions. Our Contractor Solutions segment is strategically positioned to grow in each market served by leveraging our sales channels and distribution networks. HVAC/R professional end-user customers ask for our products by name, and for generations, professional plumbers have been using our industry-leading solutions. We manufacture the majority of our mechanical and chemical products internally and we strategically engage third-party manufacturers for certain products. We ensure the quality of internally- and externally-manufactured products through our stringent quality control review procedures.

Our key product types and brand names are shown below:

PRODUCT TYPES	BRAND NAMES
• condensate removal pumps and equipment mounting brackets	• AC Leak Freeze®
• condensate switches, traps and pans	• AquaGuard®
• decorative roof drain downspout nozzles	• Aspen® Pumps
• drain waste and vent systems mechanical products	• Calci-Free®
• ductless mini-split systems installation support tools and accessories	• Clean Check®
• equipment pads	• DesolvTM
• grilles, registers and diffusers	• EZ Trap®
• line set covers	• Fortress®
• solvents, cements, traps, vents, and thread sealants	• Goliath®
• tamper resistant locking refrigerant caps	• G-O-N®
• wire pulling head tools	• Nokorde®
• Novent®
• RectorSeal® No. 5
• Safe-T-Switch®
• Shoemaker ManufacturingTM
• Slimduct®
• SureSeal®
• T Plus 2®
• TRUaire®

New Product Development – Customer experience is a core competency in our Contractor Solutions segment. We gather "voice of the customer" market research through organized focus groups and online surveys, as well as through less formal channels. Ideas for new products or enhancements to existing products are also generated by our relationships with end users, independent sales representatives, distributors and our internal sales and marketing team. We also actively monitor the competitive landscape. We develop new products and modify existing products in our research and development (“R&D”) lab in Houston, Texas.

Competition – Our competition in the Contractor Solutions segment is varied. Competitors range from small entrepreneurial companies with a single product, to large multinational original equipment manufacturers (“OEMs”). In the products serving the HVAC/R end market category, we compete with Diversitech, Dura-Vent/Hart & Cooley, Intermatic, Nu-Calgon, Little Giant, Supco and others. In the products serving the plumbing end market category, we compete with IPS, J.R. Smith, Mainline, Oatey and others. Most of our products are sold through distribution channels, and we compete in this channel based on breadth of product line, customer service and pricing.

Customers – Our primary customers are wholesalers and distributors in the HVAC/R and plumbing end markets. Some of these are single location distributors, the majority are regional or national with hundreds of locations. These products are generally sold domestically; however, a small portion is sold internationally through similar channels, and a small number of OEMs purchase these products directly.

Seasonality – A significant portion of our products are sold into the HVAC/R market, which is seasonal by nature. While products are sold throughout the year, revenues tend to peak during the spring and summer months.

Engineered Building Solutions

Our Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings. This segment is comprised primarily of our Balco, Greco, and Smoke Guard operating companies. Our Engineered Building Solutions segment is a market leader in providing unique solutions to architects and contractors that meet code requirements, while adding functionality, performance, and aesthetically-pleasing designs. The safety and sustainability of our engineered building products enables them to be easily incorporated into the Leadership in Energy and Environmental Design (“LEED”) building market.

Our key product types and brand names are shown below:

PRODUCT TYPES	BRAND NAMES
• fire and smoke protection solutions	• Balco® Expansion Joint Systems
• fire stopping solutions	• Balco® IllumiTreadTM
• pre-engineered and custom architectural building components	• Balco® MetaflexProTM
• architectural railings and metals	• BlazeSealTM
• Greco Architectural Railings & Metals
• Metacaulk®
• Smoke Guard Elevator Protection
• Smoke Guard Large Curtain Solutions
• Smoke Guard Perimeter Protection

New Product Development – Strategic investment in new product innovation, technical advancement, and customer driven product development enhances demand for our products and enriches relationships with end-users. Development teams are located in Boise, Idaho; Hudson, Florida; Wichita, Kansas and Windsor Ontario, Canada.

Competition – Our products generally demand premium valuation. We compete primarily on the basis of competitive lead times, superior customer specification levels and customer-centric service, which are the key drivers of our customers' buying decisions. In the fire and smoke protection product category, we compete with McKeon, US Smoke & Fire, Won Door and others, typically based on product innovation, knowledge of building codes and customer service. In the architecturally building component, we compete primarily with Construction Specialties, EMSEAL and Inpro on the basis of product innovation, price and driving architectural specifications.

Customers – Fire and smoke protection products are sold through internal sales and installation teams, as well as local building products distributors that also perform installations and service. Architecturally building components are primarily sold through independent sales representatives and building product distributors to general contractors or sub-contractors. Engineered Building Solutions' end use customers include multi-family residential buildings, educational facilities or institutions, warehouses, construction companies, plant maintenance customers, building contractors and repair service companies.

Specialized Reliability Solutions

Our Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges. The segment is comprised primarily of our Whitmore operating company and the Whitmore JV. Through our commercial team and supply chain partners, our Specialized Reliability Solutions segment delivers products that protect assets in the most demanding environments and extreme conditions. Our customers depend on their mission-critical equipment, and thus they depend on our trusted specialty lubricants, compounds, sealants, desiccant breather filtration, and lubrication management systems. Our Specialized Reliability Solutions segment manufactures and supplies highly specialized consumables that impart or enhance properties such as lubricity, anti-seize qualities, friction, sealing and heat control. These highly-specialized products are typically used in harsh operating conditions, including extreme heat and pressure and chemical exposure, where commodity products would fail. These products protect and extend the working life of large capital equipment such as cranes, rail systems, mining equipment, oil rigs and rotating and grinding equipment found in various industrial segments such as steel mills, canning and bottling, mining and cement. These products enhance, repair or condition the internal working systems of industrial systems and are critical to ensuring safe, efficient and effective long-term operational integrity. The Specialized Reliability Solutions segment also supplies products and services into the water well treatment space, which includes testing services and diagnosis of current conditions, coupled with consumable solutions to resolve any identified problems.

Our key product types and brand names by the end markets we serve are shown below:

PRODUCT TYPES	BRAND NAMES
• anti-seize products	• Air Sentry®
• contamination control	• Jet-Lube® Deacon®
• lubricants and lubricant management products	• Jet-Lube® Extreme®
• rail friction modifiers	• Jet-Lube® Kopr-Kote®
• sealants	• Jet-Lube® NCS-30® ECFTM
• Jet-Lube® Run-N-Seal® ECFTM
• OilSafe®
• Whitmore® Envirolube® XE Extreme
• Whitmore® Gearmate® 1000 ICT
• Whitmore® Matrix®
• Whitmore® AccuTrack®
• Whitmore® BioRail®
• Whitmore® RailArmor®
• Whitmore® TOR Armor®

New Product Development – We develop relationships with end-users and channel partners to understand a multitude of operating conditions where technical innovation or enhancement is needed. For example, these relationships have generated innovation in the areas of modifying existing lubrication products to operate in arctic conditions or modifying an existing product for use in an application where saltwater may be present. The development team is located in Rockwall, Texas and is actively targeting additional end markets for product use and penetration.

Competition – In general, our products demand premium valuation, rather than commodity products, and competitors tend to be varied and include global, regional and local companies that may be large or small. We compete primarily on the basis of product differentiation, superior performance and quality and customer-centric service. When compared to many commodity consumables, the product sales cycle is often long, typically resulting in quantified, verified and repeat product performance being the key driver of buying decisions, rather than price. As these products protect and enhance the operation of large capital equipment, qualification is based on the proof of value in application, resulting in a high changeover risk barrier. Typical competitors include Exxon-Mobil, Fuchs, Kleuber, Shell and South Coast Products.

Customers – Specialized Reliability Solutions products are primarily sold through value-added distribution partners, as well as maintenance and repair operations or catalog channels. Our Specialized Reliability Solutions' organization provides both market-specific and product line specific training to both the distribution partners and potential end users. Our specialists often visit end users with distribution partners to advise on critical application issues, which enhances our ability to both “pull” demand from the end-user and “push” demand to distributor partners. Specialized Reliability Solutions' customers include petrochemical facilities, industrial manufacturers, construction companies, utilities, plant maintenance customers, building contractors and rail and mining operators.

Discontinued Operations

During the third quarter of the fiscal year ended March 31, 2018, we committed to a plan to divest our Strathmore Products business (the "Coatings business"). As a result, we reclassified the assets comprising that business to assets held-for-sale, and made a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. During the quarter ended September 30, 2018, we received an aggregate of $6.9 million for the sale of assets that related to our Coatings business in multiple transactions. During the quarter ended March 31, 2020, we received $1.5 million for the sale of the last remaining real property owned by our former Coatings business. The discontinued operations have had no activities since the year ended March 31, 2020.

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

Organic Revenue Growth Platform and Optimizing Performance

We focus on developing our presence in end markets with strong growth trends, continuously evaluating the potential uses of existing products to broaden end market penetration. We historically have a loyal customer base that recognizes the performance results and quality of our products and solutions. Further, our customer base is diverse. For the year ended March 31, 2022, no single customer represented 10% or more of our net revenues.

These factors have enabled us to generate strong organic revenue growth performance, while remaining focused on strong profitability through optimizing our manufacturing processes. This effort is supported by a culture of continuous improvement, looking to refine processes in all of our manufacturing facilities to reduce manufacturing costs, increase production capacity and improve product quality. Additionally, we often evaluate strategic investments to drive transformational changes in our manufacturing processes. For example, in all of our reportable segments, we have taken actions to consolidate our manufacturing footprint in order to optimize capacity, improve efficiency and leverage technologies while enhancing product quality.

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

Inorganic Growth Investment with Proven Track Record

We believe our experience in identifying, completing and integrating acquisitions is one of our core competitive strengths, as evidenced by our portfolio of 7 acquisitions completed since the inception of the Company. Historically, we have pursued product-line acquisitions with relatively low integration risk that have the potential to benefit from our extensive distribution network and manufacturing efficiencies. More recently, we began targeting commercially-proven products and solutions that are attractive in our existing end markets where we can drive revenue growth, improved profitability and increased cash flow.

In the third quarter of the fiscal year ended March 31, 2022, we acquired Shoemaker Manufacturing ("Shoemaker"), based in Cle Elum, Washington, which offers high-quality customizable GRD for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S. In the third quarter of the fiscal year ended March 31, 2021, we acquired T.A. Industries, Inc. (“TRUaire”), a leading manufacturer of GRD for the residential and commercial HVAC/R end market, based in Santa Fe Springs, California. In early fiscal year 2020, we acquired Petersen Metals, Inc. ("Petersen"), a designer, manufacturer and installer of engineered railings and safety systems for institutional and commercial structures in the Southeast U.S. We invested over $440 million for all three acquisitions.

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

Amid the novel coronavirus ("COVID-19") pandemic, we worked closely with our customers to provide them with the products and services that they need to continue conducting their operations. This includes ensuring that our supply chains are secure, that we maintain an adequate level of inventory to meet our customers' needs and that we remain able to operate our facilities at the levels required to meet customer demand.

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

We Innovate New Products to Accelerate Organic Growth
The collaborative relationships and open feedback channels we have with our distributors and end users allow us to add value not only through enhancing and adapting existing products and solutions, but also through efficiently developing new products and solutions to meet existing and future customer needs. Our team of research, development, sales and marketing personnel work together to identify product opportunities and methodically pursue development of innovative new products. Through developing new products and solutions to both address new markets and complement our product portfolio in markets we currently serve, we create increased opportunities to drive organic growth.

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

Raw Materials and Suppliers

Our products are manufactured using various raw materials, including base oils, copper flake, steel, aluminum, polyvinyl chloride and tetra-hydrofuran. These raw materials are available from numerous sources, and we do not depend on a single source of supply for any significant amount of raw materials. Since the onset of the COVID-19 pandemic, many of our suppliers have experienced varying production and shipping delays related to the pandemic. Additionally, global supply chain and logistics constraints continue to affect global markets and caused additional supply chain headwinds in the year ended March 31, 2022. These conditions have made it more difficult to manufacture and ship our products to customers and have also led to an increase in freight costs. We continuously monitor the business conditions of our suppliers to manage competitive market conditions and to avoid potential supply disruptions wherever possible.

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

Export Regulations

We are subject to export control regulations in countries from which we export products and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. The level of control generally depends on the nature of the goods and services in question. Where controls apply, we typically need an export license or authorization (either on a per-product or per transaction basis) or the transaction must qualify for a license exception or the equivalent. In certain cases corresponding reporting requirements may apply. See Note 21 to our consolidated financial statements included in Item 8 of this Annual Report for financial and other information regarding our operations on a geographical basis.

Human Capital Management

We believe that our employees are our most valuable assets and that our skilled, engaged workforce provides us with a competitive advantage. As part of our commitment to our employees, we provide a safe work environment, ongoing training and professional development, competitive compensation and a generous health and retirement benefits package that includes an employee stock ownership plan ("ESOP"), a defined contribution plan ("401(k)"), paid time off, health and wellness care and college tuition reimbursement.

As of March 31, 2022, we employed approximately 2,400 individuals within our continuing operations globally. Regionally, approximately 1,100 of our employees are in North America, approximately 1,300 are in Asia Pacific, and approximately 10 are in Europe, the Middle East and Africa. Our workforce is made up of approximately 400 salaried employees and 2,000 hourly employees. Of these employees, approximately 1.6% of our U.S. workforce is represented by unions. We also have an employee organization in Vietnam. We believe that relations with our employees throughout our operations are generally positive, including those employees represented by unions or employee organizations. No unionized facility accounted for more than 10% of our consolidated revenues for the fiscal year ended March 31, 2022.

As a result of maintaining a consistent focus on our employee-centric culture, the retention rate (excluding retirements) for our high performance talent in the fiscal year ended March 31, 2022 was 93%. Our company-wide (all employees) voluntary retention rate (excluding retirements) was 79%.

Workplace Health and Safety

We are committed to creating and maintaining a safe, healthy working environment, and we have developed a health and safety program that focuses on implementing policies and training programs to ensure that all employees understand this commitment. Our health and safety strategies are consistently reviewed and updated as changes occur in our business, and employees are empowered to identify and report safety concerns and take corrective actions. Safety awareness and employee engagement programs have been implemented at the Company’s facilities and have generated meaningful reductions in workplace safety incidents. For the fiscal year ended March 31, 2022, our total recordable incident rate ("TRIR") for employees was 1.2, a reduction of 0.5 from the prior year.

The COVID-19 pandemic has underscored the importance of keeping our employees safe and healthy. Our health and safety focus is evident in our response to the COVID-19 pandemic and includes adding work from home flexibility, encouraging those who are sick or have symptoms to stay home, increasing cleaning protocols across all locations, regular communications regarding health and safety protocols and procedures, establishing physical distancing and personal protective equipment procedures for employees, providing masks and cleaning supplies, implementing protocols to address actual and suspected COVID-19 cases and potential exposure and limiting non-essential domestic and international travel for all employees.

Training, Development and Ethics

Consistent with our belief that our employees are our most valuable assets, developing our people is a critical aspect of our culture. Successful execution of the Company's strategy depends on attracting and retaining highly qualified individuals. We provide developmental opportunities to help our employees build the skills necessary to reach their career goals, including on-the-job training, online learning, professional memberships, and leadership and management training. To help our employees see how their efforts contribute to our Company’s overall success, we utilize a robust performance management process and provide regular feedback to increase engagement and maximize talent development efforts. We have also established various talent development programs for current and future leaders during the critical stages of their careers.

Our core values of integrity, respect, excellence, stewardship, citizenship, accountability and teamwork form the foundation for our decentralized, entrepreneurial culture, and our Code of Business Conduct represents our shared commitment to living out these core values with the highest level of ethical conduct. All our employees across the globe, including our executive officers, are required to abide by our Code of Business Conduct to ensure that our business is conducted in a consistently legal and ethical manner. Our Code of Business Conduct covers many topics, including conflicts of interest, anticorruption, financial reporting, confidentiality, insider trading, antitrust and competition law, cybersecurity and information security, appropriate use of social media, and respect in the workplace. Every year, through online and in personal training, our employees receive training on all topics addressed in our Code of Business Conduct, and are required to certify that they will comply with our Code.

Compensation and Benefits

We strive to support both the short-term and long-term well-being of our employees. This commitment extends to the communities in which our employees live, where we are positive, active corporate citizens. A key element of employee well-being is providing pay and benefits for our employees that are competitive and equitable based on local markets. We analyze our compensation and benefits program annually, and make changes as necessary, to ensure that we remain competitive and make changes as necessary. We believe it is important to reward employees with competitive pay and benefits to recognize professional excellence and career progression.

As part of our comprehensive total rewards program, our employees are eligible to participate in Company-subsidized medical, dental, vision, life, short-term and long-term disability insurance plans. We provide employees with a paid supplemental life and accident insurance plan. We offer employees the opportunity to contribute to a Flexible Spending Account and a Health Savings Account. Our wellness plan offers a range of programs focused on improving health awareness and well-being. In recognition of our commitment to wellness, Cigna awarded us their Well-Being Award for Outstanding Culture of Well-Being in both 2020 and 2021. The award honors the difference the Company is making in the health and well-being of our employees in areas such as leadership, organizational foundations, policy and environment, program implementation and participation. As part of our employee wellness program, and in an effort to encourage employees to participate, we provide financial incentives to our employees who choose to participate. Our retirement savings program includes a 401(k) plan plus an ESOP plan. Our 401(k) plan has a 96% participation rate, which we believe is significantly higher than recognized industry benchmarks. Current and former domestic employees who have participated in our ESOP collectively own approximately 4% of our company. We believe this ESOP strongly aligns the interests of our employees with those of our stockholders. In addition, we provide employees with opportunities to earn bonuses through incentives designed to reward perfect attendance, employee referrals and suggestions that increase employee safety or result in efficiencies and savings.

We believe that the compensation and benefits, and other components of our total rewards program we provided to our employees, give us a competitive edge and differentiate us in a challenging labor market. We seek to recruit and retain high performing talent and provide safe, secure and dignified retirements for our employees.

Diversity and Inclusion

We are committed to promoting equal employment opportunities in all our operations, which begins with employee recruiting process and continues through our employees' relationship with the Company. We also believe that a truly innovative workforce needs to be diverse and must leverage the skills and perspectives of a broad range of backgrounds and experiences. It is our policy, specifically noted in the Company’s Code of Business Conduct, that we do not tolerate discrimination for any reason, including without limitation race, color, religion, marital status, gender, gender identity, veteran status, sexual orientation, disability or perceived disability, whether or not such discrimination violates law. It is also our policy to comply fully with all laws prohibiting discrimination and promoting opportunity and advancement in employment. This policy extends to all aspects of employment opportunity including recruitment, hiring, compensation, benefits, promotion, transfer, layoff, recall, reduction in force, termination, retirement, placement, training and all other privileges, terms and conditions of employment. These initiatives align with our goal of creating a positive and dynamic workplace where all employees can flourish. Our Board of Directors, senior leadership and human resources team are fully aligned in their commitment to promoting the above policies to ensure we remain an employer of choice.

We assess employee engagement through targeted surveys, which provide feedback on a variety of subjects including safety, communications, diversity and inclusion, performance management, development opportunities, respect and recognition and management support. About 93% of our employees participated in our fiscal 2022 survey. The survey results are reviewed by our senior leadership and shared with our managers and employees who collaborate to act on identified areas of improvement to implement measures of success.

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

Our served industries and key end markets are affected by changes in economic conditions outside our control, which can affect our business in many ways. Any adverse occurrence, including among others, industry slowdown, recession, public health crisis, political instability, costly or constraining regulations, armed hostilities, including any impacts from Russia’s invasion of the Ukraine and economic or trade sanctions enacted to condemn or counteract Russian aggression, terrorism, excessive inflation, including the current high inflationary environment, prolonged disruptions in one or more of our customers' production schedules or labor disturbances, could materially adversely affect our business, financial condition, and operating results.

We are closely monitoring the potential impact on our business resulting from the COVID-19 pandemic and the corresponding decline in economic activity, in particular the effect it may have on demand for our products in the short and long term. Reduced demand may cause us and our competitors to compete on the basis of price, which would have a negative impact on our revenues and profitability. In turn, this could cause us to not be able to satisfy the financial and other covenants to which we are subject under our existing indebtedness. In particular, the COVID-19 pandemic and subsequent supply chain disruptions and uncertainties have had a significant negative impact on the global economy in 2020 and 2021, including negatively impacting the global supply chain and increasing the cost of materials and operations.

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

Climate change regulations may impact our ability to operate at a profit and harm our operating margins.

Existing climate change-driven environmental and social regulations may negatively impact our business, our customers, or our suppliers, in terms of availability and cost of natural resources and raw materials, product demand, or manufacturing. Furthermore, future regulations may impose new operational burdens, require investment in additional emission control technology, or result in unfavorable market changes. The cost of compliance with stringent climate change regulations could adversely affect our ability to compete with companies in locations that are not subject to stringent climate change regulations.

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

We have worldwide sales and manufacturing operations, including in North America, Europe, the Middle East, Australia and Asia, including Vietnam. We also use third parties to manufacture certain of our products, most of which are located in jurisdictions outside the United States, including China. Foreign sales and manufacturing are subject to a number of risks, including political and economic uncertainty, social unrest, sudden changes in laws and regulations (including those enacted in response to pandemics), ability to enforce existing or future contracts, labor shortages and work stoppages, natural disasters, currency exchange rate fluctuations, transportation delays or loss or damage to products in transit, expropriation, nationalization, compliance with foreign laws and changes in domestic and foreign governmental policies, including the imposition of new or increased tariffs and duties on exported and imported products.

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

Loss of key suppliers, the inability to secure raw materials on a timely basis, the potential impacts of global inflation, or our inability to pass commodity price increases on to customers could have an adverse effect on our business.

Materials used in our manufacturing operations are generally available on the open market from multiple sources. However, some of the raw materials we use are only available from a limited number of sources. Accordingly, any disruptions to a critical suppliers' operations could have a material adverse effect on our business and results of operations. We are closely monitoring the impact of the COVID-19 pandemic and other macroeconomic conditions on our supply chain, which is causing supply chains for many companies to be interrupted, slowed or temporarily rendered inoperable. In addition, supply chain shortages have negatively impacted, and could continue to negatively impact, our manufacturing costs and logistics costs and, in turn, our gross margins. We may also be required to pay higher prices for raw materials due to inflationary trends regardless of supply. In addition, inflation can also result in higher interest rates. With inflation, the costs of capital increases, and the purchasing power of our and our end users’ cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations.

While we believe many challenges are temporary and can be managed in the near-term, our business and results of operations could be materially adversely affected by prolonged or increasing supply chain disruptions. Availability and cost of raw materials could be affected by a number of factors, including the condition of the energy industry and other commodity prices; inflation; tariffs and duties on imported materials; foreign currency exchange rates; and phases of the general business cycle and global demand. We may be unable to pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.

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

In the ordinary course of our business, we store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees in our information technology systems, including in our data centers and on our networks. The secure processing, maintenance and transmission of this data is critical to our operations. Despite our efforts to secure our information systems from cyber-security attacks or breaches, our information technology systems may be vulnerable to attacks by hackers or breached or disrupted due to employee error, malfeasance or other disruptions. If these technologies, systems, products or services are damaged, cease to function properly, are compromised due to employee or third-party contractor error, user error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving denial of service attacks, unauthorized access, malicious software, or other intrusions, including by criminals, nation states or insiders, our business may be adversely impacted. The impacts of any such circumstances could include production downtimes, operational delays, and other impacts on our operations and ability to provide products and services to our customers; compromise of confidential, proprietary or otherwise protected information, including personal information and customer confidential data; destruction, corruption, or theft of data or intellectual property; manipulation, disruption, or improper use of these technologies, systems, products or services; financial losses from fraudulent transactions, remedial actions, loss of business or potential liability; adverse media coverage; and legal claims or legal proceedings, including regulatory investigations, actions and fines; and damage to our reputation. There has been a rise in the number of cyberattacks targeting confidential business information generally and in the manufacturing industry specifically. Moreover, there has been a rise in the number of cyberattacks that depend on human error or manipulation, including phishing attacks or schemes that use social engineering to gain access to systems or perpetuate wire transfer or other frauds.

These trends increase the likelihood of such events occurring as well as the costs associated with protecting against such attacks. Although such attempts have been made to attack our information technology systems, no material harm has resulted. Any such attack, breach or disruption could compromise our information technology systems and the information stored in them could be accessed, publicly disclosed, lost or stolen and our business operations could be disrupted. Additionally, any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective, which could adversely affect our financial position, results of operations or cash flows. Any such access, disclosure or other loss of information or business disruption could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation, which could adversely impact our operations.

Our relationships with our employees could deteriorate, which could adversely affect our operations.

As a manufacturing company, we rely on a positive relationship with our employees to produce our products and maintain our production processes and productivity. As of March 31, 2022, we had approximately 2,400 full-time employees, of which approximately 20 were subject to collective bargaining agreements, and approximately 1,300 of which are located in Vietnam. If our workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted, or we could experience higher labor costs. In addition, if significant portions of our employees were to become unionized, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

From time to time, our business has engaged in strategic initiatives, and such activities may occur in the future. These efforts have included consolidating manufacturing facilities, rationalizing our manufacturing processes, and, establishing a joint venture within our Specialized Reliability Solutions segment.

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

From time to time, we acquire businesses, following careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgments in determining acquisition price. After acquisition, such assumptions and judgments may prove to be inaccurate due to a variety of circumstances, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Additionally, actual operating results for an acquisition may vary significantly from initial estimates. As of March 31, 2022, we had goodwill of $224.7 million recorded in our consolidated balance sheet, the majority of which was recorded in connection with the TRUaire acquisition. We evaluate the recoverability of recorded goodwill annually, as well as when we changed reporting units and when events or circumstances indicate the possibility of impairment. Because of the significance of our goodwill and other intangible assets, a future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on our accounting policies related to goodwill, see our discussion under Note 1 to our consolidated financial statements in Item 8 of this Annual Report.

Financial Risks

Our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.

We are required to make scheduled repayments and, under certain events of default, accelerated repayments on our outstanding indebtedness, which may require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness. Such repayment requirements could reduce the availability of our cash flows to fund working capital acquisitions, capital expenditures, R&D efforts and other general corporate purposes, and could generally limit our flexibility in planning for, or reacting to, changes in our business and industry.

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

In the event we incur additional indebtedness, or if interest rates on our indebtedness increase, the risks described above could increase. In addition, certain or our variable rate indebtedness use the London Inter-bank Offered Rate ("LIBOR") as a benchmark for establishing the rate of interest. LIBOR has been the subject of national, international, and other regulatory guidance and proposals for reform. On March 5, 2021, the United Kingdom’s Financial Conduct Authority published the dates that the use of LIBOR as an index for commercial loans will be phased out. Foreign currency indices, including the British pound, the Euro, and Swiss franc, along with the U.S. dollar 1-week and 2-month settings ceased after December 31, 2021. Also, after June 30, 2023, the remaining U.S. dollar settings will cease. While our material financing agreements indexed to LIBOR provide for an alternative base rate that could be applied in the event that LIBOR is discontinued, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR. We intend to monitor developments with respect to the phasing out of LIBOR and will work to minimize the impact of any LIBOR transitions. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of variable rate indebtedness. In addition, the overall financial markets may be disrupted as a result of the replacement of LIBOR, which could have an adverse effect on our cost of capital and our financial position.

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

Our future effective tax rates could be adversely affected by changes in tax laws, regulations, accounting principles or interpretations thereof, which can impact our current and future years' tax provision. The effect of such tax law changes or regulations and interpretations, as well as any additional tax reform legislation in the U.S., U.K, Canada, Australia, Vietnam or elsewhere, could have a material adverse effect on our business, financial condition and results of operations. In addition, we are also subject to periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. As of March 31, 2022, we had a reserve of $14.0 million relating to uncertain tax positions, and taxing authorities may disagree with the positions we have taken regarding the tax treatment or characterization of our transactions. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business, financial condition and results of operations.

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

Industrial manufacturing is inherently hazardous, which could result in accidents that disrupt our operations or expose us to significant losses or liabilities.

Hazards associated with our manufacturing processes and the related storage and transportation of raw materials, products and wastes exist in our operations and the operations of other occupants with whom we share manufacturing sites. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. These potential risks include, but are not necessarily limited to, spills and other discharges or releases of toxic or hazardous substances or gases, pipeline and storage tank leaks and ruptures, explosions and fires and mechanical failure. These hazards may result in personal injury and loss of life, damage to property and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal penalties, including governmental fines, expenses for remediation and claims brought by governmental entities or third parties. The loss or shutdown of operations over an extended period at any of our major operating facilities could have a material adverse effect on our financial condition and results of operations. Our property, business interruption and casualty insurance may not fully insure us against all potential hazards incidental to our business.

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

Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•our business strategy;
•changes in local political, economic, social and labor conditions;
•potential disruptions from wars and military conflicts, including Russia's invasion of Ukraine;

•future levels of revenues, operating margins, income from operations, net income or earnings per share;
•the ability to respond to anticipated inflationary pressure, including reductions on consumer discretionary income and our ability to pass along rising costs through increased selling prices;
•anticipated levels of demand for our products and services;
•the actual impact to supply, production levels and costs from global supply chain logistics and transportation challenges
•short and long-term effects of the COVID-19 pandemic;
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

Location	Use	Segment	Square Footage	Owned/Leased
Boise, Idaho	Manufacturing, Office and R&D	Engineered Building Solutions	42,000	Leased
Cle Elum, Washington	Distribution Center, Manufacturing, Office, R&D and Warehouse	Contractor Solutions	180,000	Leased
Dong Nai, Vietnam	Manufacturing and Office	Contractor Solutions	634,000	Owned
Fall River, Massachusetts	Manufacturing and Office	Contractor Solutions	140,200	Leased
Greenwood, Indiana	Distribution Center & Office	Contractor Solutions	54,000	Leased
Houston, Texas	Manufacturing, Office, R&D and Warehouse	Contractor Solutions	253,900	Owned
Houston, Texas	Distribution Center & Office	Contractor Solutions	150,000	Leased
Hudson, Florida	Manufacturing, Office and R&D	Engineered Building Solutions	40,000	Leased
Jacksonville, Florida	Distribution Center & Office	Contractor Solutions	217,000	Leased
North East, Maryland	Distribution Center & Office	Contractor Solutions	150,000	Leased
Rockwall, Texas	Manufacturing, Office, R&D and Warehouse	Specialized Reliability Solutions	227,600	Owned
Terrell, Texas	Manufacturing, Office and Warehouse	Specialized Reliability Solutions & Engineered Building Solutions	101,000	Leased
Santa Fe Springs, California	Distribution Center & Office	Contractor Solutions	240,000	Leased
Wichita, Kansas	Manufacturing and Office	Engineered Building Solutions	42,800	Owned
Windsor, Ontario, Canada	Manufacturing, Office and R&D	Engineered Building Solutions	42,000	Leased
We believe that our facilities are adequate for our current operations. We may endeavor to selectively reduce or expand our existing lease commitments as circumstances warrant. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding our lease obligations.

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

Holders

As of May 12, 2022, there were 377 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Issuer Purchases of Equity Securities

Note 13 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase program. The following table represents the number of shares repurchased during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
					(in millions)
January 1 - 31	5,497	(a) (b)	$112.00	5,458	$98.9
February 1 - 28	115,291	(a)	114.52	115,291	85.7
March 1 - 31	1,191	(a)	114.84	1,191	85.6
	121,979			121,940

(a) On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced a previously announced $75.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2022, for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. As of March 31, 2022, 126,115 shares of our common stock had been repurchased under the current program for an aggregate amount of $14.4 million.

(b) Includes 39 shares tendered by employees to satisfy minimum tax withholding amounts for restricted share vesting at an average price per share of $125.56.

Stock Performance Chart

The following graph compares the cumulative total shareholder return on our common stock from April 1, 2017 through March 31, 2022 compared with the Russell 2000 Index, of which CSWI is a component, and a composite custom peer group, which was selected on an industry basis and is periodically reviewed and updated (if necessary) to ensure it provides reasonable comparability based on products offered and end markets served by CSWI. The graph assumes that $100 was invested at the market close on April 1, 2017 and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The custom peer group consists of the following:

Aaon, Inc	CTS Corporation	Landec Corporation	PGT Innovations
Armstrong Industries, Inc	Futurefuel Corp.	Littelfuse, Inc.	Quaker Chemical Corp.
Astec Industries, Inc.	Gorman-Rupp Co.	LSB Industries, Inc.	Tredegar Corp.
Chase Corporation	Innospec Inc.	Methode Electronics, Inc.
Columbus McKinnon Corp	Kraton Corp.	NN, Inc.

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

$400
$300
$200
$100
$—
03/31/17
03/31/18
03/29/19
03/31/20
03/31/21
03/31/22
CSWI
Russell 2000
Custom Peer Group

ITEM 6: [Reserved]

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

EXECUTIVE OVERVIEW

Our Company

We are a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Engineered Building Solutions and Specialized Reliability Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial. Our manufacturing operations are concentrated in the United States (“U.S.”), Canada and Vietnam, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including Australia, Canada, the U.K. and the U.S.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5®, Kopr-Kote®, KATS Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze®, Greco® and TRUaire® and Shoemaker ManufacturingTM.

Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to our professional end-use customers that place a premium on superior performance and reliability. We believe our brands are well-known in the specific end markets we serve and have a reputation for high quality. We rely on both organic growth and inorganic growth through acquisitions to provide an increasingly broad portfolio of performance optimizing solutions that meet our customers’ ever-changing needs. We have a successful record of making attractive, synergistic acquisitions in support of this objective, and we remain focused on identifying additional acquisition opportunities in our core end markets.

The COVID-19 pandemic and its resulting impacts had an overall negative impact on our financial results in our prior fiscal year ended March 31, 2021. During our current fiscal year ended March 31, 2022, the direct impact of the COVID-19 pandemic on our consolidated operating results was limited, in all material respects, to our operations in Vietnam. In early August 2021, the Vietnamese government mandated numerous restrictions in an effort to mitigate the spread of COVID-19, including closures of non-essential businesses, limitations on movements of individuals, and the imposition of other highly-restrictive measures for businesses, like ours, that continued operations in compliance with the restrictions. Our Vietnam operations began resuming normal production activities in late November 2021, when the Vietnamese government-mandated restrictions began to ease. Regarding our operations generally, the indirect impacts of the COVID-19 pandemic have resulted in material and freight cost inflation, supply chain disruptions and freight delays, driven by numerous factors including countermeasures taken by U.S. federal, state and/or local governments and the Federal Reserve, labor supply shortages, and recovering demand. We expect material and freight cost volatility, supply chain challenges and freight delays to continue in the near-term, and we are addressing these impacts through focused inventory management and by continuing and increasing the pricing initiatives that began in the three months ended March 31, 2021.

While the COVID-19 pandemic and its indirect effects have contributed to increased demand in certain parts of our business, including the HVAC/R end market, we expect customer demand levels and our overall results of operations and financial condition to have some level of volatility through the duration of the pandemic when compared to pre-pandemic periods. Despite strong demand in certain of our end markets and clear signs of recovery in others, we cannot reasonably estimate the magnitude or length of the pandemic’s direct and indirect adverse impact, including its ultimate impact on our business or financial condition, due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic, including any surges due to variants and (2) the continued potential for short and long-term impacts on our facilities and employees, customer demand and supply chain.

We are closely monitoring the Russian invasion of Ukraine and its global impacts. We have no operations, employees or assets in Russia, Belarus or Ukraine, nor do we source goods or services of any material amount from those countries, whether directly or indirectly. During the fiscal year ended March 31, 2022, we had no sales into Belarus or Ukraine and our sales into Russia were immaterial to both our consolidated sales and the sales for our Specialized Reliability Solutions segment. Additionally, shortly after the Russian invasion of Ukraine began in February 2022, we indefinitely suspended all business activity in Russia. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

Business Developments

On December 15, 2021, we acquired 100% of the outstanding equity of Shoemaker Manufacturing, LLC (“Shoemaker”), based in Cle Elum, Washington, for an aggregate purchase price of $43.5 million, including preliminary working capital and closing cash adjustments and expected contingent consideration. Shoemaker offers high-quality customizable GRD for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S. The aggregate purchase price was comprised of cash consideration of $38.5 million, 25,483 shares of the Company's common stock valued at $3.0 million at transaction close and additional contingent consideration of up to $2.0 million based on Shoemaker meeting a defined financial target during the quarter ended March 31, 2022, which was achieved. Shoemaker activity has been included in our Contractor Solutions segment since the acquisition date.

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of a joint venture with Pennzoil-Quaker State Company dba SOPUS products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business. The formation was consummated through a transaction in which Whitmore sold to Shell a 50% interest in a wholly-owned subsidiary (containing certain existing operating assets) in exchange for consideration of $13.4 million from Shell in the form of cash ($5.3 million) and intangible assets ($8.1 million). The Whitmore JV has been consolidated into the operations of the Company and its activity has been included in our Specialized Reliability Solutions segment since the formation date.

On December 15, 2020, we acquired 100% of the outstanding equity of T.A. Industries, Inc. (“TRUaire”), a leading manufacturer of grilles, registers, and diffusers for the residential and commercial HVAC/R end market, based in Santa Fe Springs, California. The acquisition also included TRUaire’s wholly-owned manufacturing facility based in Vietnam. The acquisition extended the Company’s product offerings to the HVAC market and provided strategic distribution facilities. The consideration paid for TRUaire included cash of $288.0 million and 849,852 shares of the Company’s common stock. The cash consideration was funded through a combination of cash on hand and borrowings under our Revolving Credit Facility, and 849,852 shares of common stock were reissued from treasury shares. TRUaire activity has been included in our Contractor Solutions segment since the acquisition date.

During the third quarter of the fiscal year ended March 31, 2018, we committed to a plan to divest our Strathmore Products business (the "Coatings business"). As a result, we reclassified the assets comprising that business to assets held-for-sale, and made a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. During the quarter ended September 30, 2018, we received an aggregate of $6.9 million for the sale of assets that related to our Coatings business in multiple transactions. During the quarter ended March 31, 2020, we received $1.5 million for the sale of the last remaining real property owned by our former Coatings business. The discontinued operation have had no activities since the year ended March 31, 2020.

Segment Realignment

Beginning with the quarter ended June 30, 2021, we revised our segment structure to align with how our chief operating decision maker (who was determined to be our Chief Executive Officer) views our business, assesses performance and allocates resources to our business components. This segment structure revision became effective on April 1, 2021, and followed the completion of various strategic transactions including the acquisition of TRUaire and the formation of the Whitmore JV. Refer to Accounting Policies in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.

As a result of the business segment revision, reclassification of certain prior year financial information has been made to conform with the current period's presentation. None of the changes impact the Company's previously reported consolidated net revenue, operating income, net income or net income per share. Refer to Note 21 to our consolidated financial statements included in Item 8 of this Annual Report for additional information on the Company's segment realignment.

Change in Accounting Principle

In connection with the integration of TRUaire and the Whitmore JV, the Company voluntarily changed its method of accounting for certain domestic inventory previously valued by the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method during the fourth quarter of fiscal 2022. The FIFO method of accounting for inventory is preferable because it improves the Company's comparability with the industry peers, the majority of which use the FIFO method as the primary inventory valuation method, conforms the Company's entire inventory to a single method of accounting and aligns the inventory cost flow assumption with the physical flow of goods. All prior periods presented have been retrospectively adjusted to apply the new method of accounting. Refer to Note 1 and Note 7 to our consolidated financial statements included in Item 8 of this Annual Report for more information related to the change in inventory accounting method.

Our Markets

HVAC/R

The HVAC/R market is our largest market served and it represented approximately 53% and 42% of our net revenues in the years ended March 31, 2022 and 2021, respectively. We provide an extensive array of products for installation, repair and maintenance of HVAC/R systems that includes condensate switches, pans and pumps, grilles, registers and diffusers ("GRD"), refrigerant caps, line set covers and other chemical and mechanical products. The industry is driven by replacement and repair of existing HVAC/R systems, as well as new construction projects. New HVAC/R systems are heavily influenced by macro trends, while replacement and repair of existing HVAC/R systems are dependent on weather and age of unit. The HVAC/R market tends to be seasonal with the peak sales season beginning in March and continuing through August. Construction and repair is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to such contractors.

Architecturally-Specified Building Products

Architecturally-specified building products represented approximately 19% and 27% of our net revenues in the years ended March 31, 2022 and 2021, respectively. We manufacture and sell products such as engineered railings, smoke and fire protection systems, expansion joints and stair edge nosings for end use customers including multi-family residential buildings, educational facilities or institutions, warehouses, construction companies, plant maintenance customers, building contractors and repair service companies. Sales of these products are driven by architectural specifications and safety codes. The sales process is typically long as these can be multi-year construction projects. The construction market, both commercial and multi-family, is a key driver for sales of architecturally-specified building products.

Plumbing

The plumbing market represented approximately 9% and 10% of our net revenues in the years ended March 31, 2022 and 2021, respectively. We provide many products to the plumbing industry including thread sealants, solvent cements, fire-stopping products, condensate switches and trap guards, as well as other mechanical products, such as drain traps. Installation is typically performed by contractors, and we utilize our global distribution network to drive sales of our products to contractors.

General Industrial

The general industrial end market represented approximately 7% and 10% of our net revenues in the years ended March 31, 2022 and 2021, respectively. We provide products focused on asset protection and reliability, including lubricants, desiccant breathers and fluid management products. The general industrial market includes the manufacture of chemicals, steel, cement, food and beverage, pulp and paper and a wide variety of other processed materials. We serve this market primarily through a network of distributors. The growth trajectory of the general industrial end market is expected to reflect a blended average of the aforementioned end use markets.

Energy

The energy market represented approximately 6% and 4% of our net revenues in the years ended March 31, 2022 and 2021, respectively. We provide market-leading lubricants and anti-seize compounds, as well as greases, for use in oilfield drilling activity and maintenance of oilfield drilling and valve related equipment. We sell our products primarily through distributors that are strategically situated near the major oil and gas producing areas across the globe. The outlook for the energy industry is heavily dependent on the global demand expectations from developed and emerging economies, as well as oil price and local government policies relative to oil exploration, drilling, storage and transportation.

Rail

The rail market represented approximately 3% and 4% of our net revenues in the years ended March 31, 2022 and 2021, respectively. We provide an array of products into the rail industry, including lubricants and lubricating devices for rail lines, which increase efficiency, reduce noise and extend the life of rail equipment such as rails and wheels. We leverage our technical expertise to build relationships with key decision-makers to ensure our products meet required specifications. We sell our products primarily through a direct sales force, as well as through distribution partners. End markets for Rail include Class 1 Rail as the primary end market in North America and Transit Rail as the primary end market in all other geographies. Cyclical product classes such as farm products and petrochemical products can impact volumes in Class 1 Rail. While coal transport is diminishing demand for Class 1 Rail in North America, global investment in Transit Rail systems is expected to more than offset this decline.

Mining

The mining market represented approximately 3% and 3% of our net revenues in the years ended March 31, 2022 and 2021, respectively. Across the globe, we provide market-leading lubricants to open gears used in large mining excavation equipment, primarily through direct sales agents, as well as a network of strategic distributors. The North American mining industry is heavily weighted toward coal production and has experienced headwinds due to continued decline in domestic coal demand, partially mitigated by the seaborne coal export market. Globally, coal demand has been robust, and focused efforts in coal markets outside of the U.S., coupled with enhanced focus on markets such as iron, gold, diamonds and uranium in Southeast Asia, South America, and Africa have delivered growth that has generally offset the weakness in North American coal demand. Outside of coal, the mining market tends to move with global industrial output as basic industrial metals such as copper, tin, aluminum, and zinc, which are critical inputs to many industrial products.

Our Outlook

We expect to maintain a strong balance sheet in fiscal year 2023, which provides us with access to capital through our cash on hand, internally-generated cash flow and availability under our Revolving Credit Facility. Our capital allocation strategy continues to guide our investing decisions, with a priority to direct capital to the highest risk adjusted return opportunities, within the categories of organic growth, strategic acquisitions and the return of cash to shareholders through our share repurchase and dividend programs. With the strength of our financial position, we will continue to invest in financially and strategically attractive expanded product offerings, key elements of our long-term strategy of targeting long-term profitable growth. We will continue to invest our capital in maintaining our facilities and in continuous improvement initiatives. We recognize the importance of, and remain committed to, continuing to drive organic growth, as well as investing additional capital in opportunities with attractive risk-adjusted returns, driving increased penetration in the end markets we serve.

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

The operations of Shoemaker have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since December 15, 2021, the effective date of the acquisition. The operations of TRUaire have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since December 15, 2020, the effective date of the acquisition. The operations of Petersen Metals, Inc. ("Petersen") have been included in our consolidated results of operations and in the operating results of our Engineered Building Solutions segment since April 2, 2019, the effective date of the acquisition. All acquisitions are described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Net Revenues

	Year Ended March 31,
(amounts in thousands)	2022	2021	2020
Revenues, net	$626,435	$419,205	$385,871

Net revenues for the year ended March 31, 2022 increased $207.2 million, or 49.4%, as compared with the year ended March 31, 2021. The increase was primarily due to the acquisitions of TRUaire and Shoemaker ($103.2 million or 24.6%). Excluding the impact of acquisitions, organic sales increased $104.0 million or 24.8% from the prior year due to implemented pricing initiatives and increased sales volumes. Pricing initiatives, which began in the three months ended March 31, 2021 to mitigate rising costs, continued and increased during the current year. Sales volumes increased in all end markets including HVAC/R, energy, plumbing, mining, rail, architecturally-specified building products and general industrial.

Net revenues for the year ended March 31, 2021 increased $33.3 million, or 8.6%, as compared with the year ended March 31, 2020. The increase was primarily due to the December 15, 2020 acquisition of TRUaire ($33.8 million or 8.8%). Excluding the acquisition impact, the organic sales remained relatively flat from the prior year with a slight sales decrease ($0.5 million or 0.1%) primarily due to decreased sales into general industrial, energy, rail and mining end markets, mostly offset by increased sales volumes into the HVAC/R and architecturally-specified building products end markets. Although the energy and mining end markets decreased over the prior fiscal year, those decreases occurred during the first nine months of the fiscal year, while the fourth fiscal quarter showed improvements as compared with the same period in the prior year. The plumbing end market experienced growth in the fourth fiscal quarter as compared with the same period in the prior year, offsetting the slight decreases in the first nine months of the fiscal year.

Net revenues into the Americas, Europe, Middle East and Africa ("EMEA") and the Asia Pacific regions for the year ended March 31, 2022, 2021 and 2020 are presented below. The presentation of net revenues by geographic region is based on the location of the customer. For additional information regarding net revenues by geographic region, see Note 20 to our consolidated financial statements included in Item 8 of this Annual Report.

	Year Ended March 31,
	2022	2021	2020
Americas	94%	93%	90%
EMEA	3%	4%	6%
Asia Pacific Regions	3%	3%	4%

Gross Profit and Gross Profit Margin

	Year Ended March 31,
(amounts in thousands, except percentages)	2022	2021*	2020*
Gross profit	$255,962	$184,550	$176,837
Gross profit margin	40.9%	44.0%	45.8%
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

Gross profit for the year ended March 31, 2022 increased $71.4 million, or 38.7%, as compared with the year ended March 31, 2021. The increase was primarily due to the acquisitions of TRUaire and Shoemaker, pricing initiatives and increased organic sales. Gross profit margin for the year ended March 31, 2022 of 40.9% decreased from 44.0% for the year ended March 31, 2021, primarily due to the inclusions of the TRUaire and Shoemaker acquisitions, material and freight costs increases outpacing implemented pricing initiatives and $1.7 million of under-absorption costs resulting from reduced production levels and incremental compensation expenses incurred at the TRUaire Vietnam facility during the year to maintain TRUaire Vietnam's operations in accordance with COVID-19 restrictions ("TRUaire Vietnam COVID COGS Impact").

Gross profit for the year ended March 31, 2021 increased $7.7 million, or 4.4%, as compared with the year ended March 31, 2020. The increase was primarily due to the TRUaire acquisition, partially offset by decreased gross margin and an $0.8 million gain on sales of property, plant and equipment in the prior year that did not recur. Gross profit margin for the year ended March 31, 2021 of 44.0% decreased from 45.8% for the year ended March 31, 2020, primarily due to the TRUaire acquisition, including a $3.5 million purchase accounting impact and increased freight and transportation costs in the fourth fiscal quarter.

Selling, General and Administrative Expense

	Year Ended March 31,
(amounts in thousands, except percentages)	2022	2021	2020
Operating expenses	$158,582	$125,330	$110,983
Operating expenses as a % of revenues	25.3%	29.9%	28.8%

Selling, general and administrative expense for the year ended March 31, 2022 increased $33.3 million, or 26.5%, as compared with the year ended March 31, 2021. The increase was primarily due to the added expenses related to the inclusion of TRUaire, Shoemaker and the Whitmore JV in the current period, increased equity compensation expenses and increased spending on sales commissions driven by increased revenues, increased depreciation expenses related to enterprise resource planning systems, increased headcount, increased travel and $0.7 million of transaction expenses related to the Shoemaker acquisition. The increases were partially offset by transactions expenses related to the TRUaire acquisition ($7.8 million) and JV formation ($2.6 million) incurred in the prior year period that did not recur. The decrease in operating expense as a percentage of sales was primarily attributable to sales increasing by a greater percentage than the increase in operating expenses.

Selling, general and administrative expense for the year ended March 31, 2021 increased $14.3 million, or 12.9%, as compared with the year ended March 31, 2020. The increase was primarily due to transaction expenses related to the TRUaire acquisition ($7.8 million) and the formation of Whitmore JV ($2.6 million), the inclusion of TRUaire's operations and employee severance costs ($0.7 million), partially offset by reduced spend on travel and entertainment expenses and a trademark impairment ($1.0 million) in the prior year that did not recur. The increase in operating expense as a percentage of sales was primarily attributable to transaction expenses discussed above.

Operating Income

	Year Ended March 31,
(amounts in thousands, except percentages)	2022	2021*	2020*
Operating income	$97,380	$59,220	$65,854
Operating margin	15.5%	14.1%	17.1%
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

Operating income for the year ended March 31, 2022 increased by $38.2 million, or 64.4%, as compared with the year ended March 31, 2021. The increase was a result of the $71.4 million increase in gross profit, partially offset by the $33.3 million increase in selling, general and administrative expense as discussed above.

Operating income for the year ended March 31, 2021 decreased by $6.6 million, or 10.1%, as compared with the year ended March 31, 2020. The decrease was a result of $14.3 million increase in selling, general and administrative expense as discussed above, partially offset by the $7.7 million increase in gross profit.

Other income and expense

Interest expense, net for the year ended March 31, 2022 increased $3.1 million to $5.4 million as compared with the year ended March 31, 2021, due to increased borrowing under our Revolving Credit Facility (described in Note 9 to our consolidated financial statements included in Item 8 of this Annual Report) in connection with the TRUaire and Shoemaker acquisitions.

Interest expense, net for the year ended March 31, 2021 increased $1.1 million to $2.4 million as compared with the year ended March 31, 2020, primarily due to increased borrowing under our Revolving Credit Facility (described in Note 9 to our consolidated financial statements included in Item 8 of this Annual Report) in connection with the TRUaire acquisition.

Other expense, net decreased by $5.5 million for the year ended March 31, 2022 to expense of $0.5 million as compared with the year ended March 31, 2021. The decrease was primarily due to a prior year indemnification expense of $5.0 million arising from the partial release of a tax indemnification asset related to the TRUaire acquisition that did not recur.

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

Provision for Income Taxes and Effective Tax Rate

The provision for income taxes for the year ended March 31, 2022 was $24.1 million, representing an effective tax rate of 26.4%, as compared with the provision of $10.8 million, representing an effective tax rate of 21.2%, for the year ended March 31, 2021 and the provision of $12.7 million, representing an effective tax rate of 22.2%, for the year ended March 31, 2020. As compared with the statutory rate for the year ended March 31, 2022, the provision for income taxes was primarily impacted by the state tax expense (net of federal benefits), which increased the provision by $4.8 million and the effective rate by 5.2%; executive compensation limitation, which increased the provision by $1.0 million and effective tax rate by 1.1% and a net increase in the reserve for uncertain tax positions, which increased the provision by $0.8 million and the effective tax rate by 0.8%. This was offset by tax benefits related to the restricted stock vesting which decreased the provision by $1.9 million and the effective tax rate by 2.1%.
As compared with the statutory rate for the year ended March 31, 2021, the provision for income taxes was primarily impacted by the state tax expense, which increased the provision by $2.4 million and the effective rate by 4.8%, the additional non-deductible expenses, which increased the provision by $1.9 million and the effective rate by 2.1%, and the release of uncertain tax positions, which decreased the provision by $4.7 million and the effective rate by 9.3%.

During the year ended March 31, 2022, we released a $0.3 million reserve related to positions taken on tax returns for which the statute has expired, and accrued interest and penalties of $0.6 million and $0.5 million, respectively.

During the year ended March 31, 2021, we recorded total tax contingency reserves of $17.3 million, including unrecognized tax benefit of $13.6 million, accrued interest and penalty of $1.4 million and $2.3 million, respectively, through purchase accounting as a result of the TRUaire acquisition discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report. During the three months ended March 31, 2021, a tax benefit of $5.3 million, including release of accrued interest ($0.6 million) and penalty ($0.6 million), was recognized through the income statement as a result of receiving the audit closing letter from Internal Revenue Service related to calendar 2017. For the year ended March 31, 2021, we recorded an additional net tax contingency reserve of $0.2 million, accrued interest of $0.1 million and accrued penalty of $0.2 million.

Our federal income tax returns for the years ended March 31, 2021, 2020 and 2019 remain subject to examination.  Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

As of both March 31, 2022 and 2021, we had no tax effected net operating loss carryforwards, net of valuation allowances. Net operating loss carryforwards will expire in periods beyond the next 5 years.

Business Segments

We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments are discussed below.

Contractor Solutions Segment Results

The Contractor Solutions segment manufactures efficiency and performance enhancing products predominantly for residential and commercial HVAC/R, plumbing, architecturally-specified building and general industrial applications, which are designed primarily for professional end-use customers.

	Year Ended March 31,
(amounts in thousands, except percentages)	2022	2021*	2020*
Revenues, net	$416,487	$245,528	$190,696
Operating income	96,115	59,007	58,236
Operating margin	23.1%	24.0%	30.5%
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

Net revenues for the year ended March 31, 2022 increased $171.0 million, or 69.6%, as compared with the year ended March 31, 2021. The increase was primarily due to the TRUaire and Shoemaker acquisitions ($103.2 million or 42.0%). Excluding the impact of acquisitions, organic sales increased by $67.8 million, or 27.6%, due to implemented pricing initiatives and increased sales volumes. Pricing initiatives to mitigate rising costs, which began in the three months ended March 31, 2021, continued and increased during the year ended March 31, 2022. Sales volumes increased in HVAC/R, plumbing and architecturally-specified building products end markets and decreased in general industrial end market.

Net revenues for the year ended March 31, 2021 increased $54.8 million, or 28.8%, as compared with the year ended March 31, 2020. The increase was primarily due to the TRUaire acquisition ($33.8 million or 17.7%) and organic sales increases ($21.0 million or 11.1%) driven by increased sales volumes into the HVAC/R, general industrial, architecturally-specified building products and plumbing end markets.

Operating income for the year ended March 31, 2022 increased $37.1 million, or 62.9%, as compared with the year ended March 31, 2021. The increase was primarily due to the inclusion of TRUaire and the transactions expenses ($7.8 million) related to the TRUaire acquisition incurred in prior year that did not recur, partially offset by the transaction expenses ($0.7 million) in the current year related to the Shoemaker acquisition. The organic sales growth contributed to the increased operating income, which was partially offset by increased material and freight costs, the $1.7 million TRUaire Vietnam COVID COGS Impact discussed above and increased spending on sales commissions, depreciation and optimization expenses related to enterprise resource planning systems, headcount and travel.

Operating income for the year ended March 31, 2021 increased $0.8 million, or 1.3%, as compared with the year ended March 31, 2020. The increase was primarily attributable to transaction expenses related to the TRUaire acquisition ($7.8 million), partially offset by increased revenues.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven products focused on life safety that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional, and multi-family residential buildings.

	Year Ended March 31,
(amounts in thousands, except percentages)	2022	2021*	2020*
Revenues, net	$97,296	$95,672	$90,881
Operating income	11,101	14,066	14,278
Operating margin	11.4%	14.7%	15.7%
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

Net revenues for the year ended March 31, 2022 increased $1.6 million, or 1.7%, as compared with the year ended March 31, 2021. The increase was primarily due to enhanced marketing efforts and market share gains.

Net revenues for the year ended March 31, 2021 increased $4.8 million, or 5.3%, as compared with the year ended March 31, 2020. The increase was primarily due to the successful execution of a large-scale project and project wins due to competitive lead times.

Operating income for the year ended March 31, 2022 decreased $3.0 million, or 21.1%, as compared with the year ended March 31, 2021. The decrease was due to a shift in sales to lower margin projects and added salespeople to achieve long-term revenue growth objectives.

Operating income for the year ended March 31, 2021 decreased $0.2 million, or 1.5%, as compared with the year ended March 31, 2020. The decrease was due to a shift in sales to lower margin projects.

Specialized Reliability Solutions Segment Results

Specialized Reliability Solutions segment provides long-established products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Year Ended March 31,
(amounts in thousands, except percentages)	2022	2021*	2020*
Revenues, net	$116,042	$78,365	$104,641
Operating income	9,007	581	7,690
Operating margin	7.8%	0.7%	7.3%
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

Net revenues for the year ended March 31, 2022 increased $37.7 million, or 48.1%, as compared with the year ended March 31, 2021. The increase was primarily due to demand recovery in the energy, mining and rail and general industrial end markets, pricing initiatives to mitigate rising costs that began in the three months ended June 30, 2021 and continued throughout the current year, as well as the inclusion of the newly formed Whitmore JV.

Net revenues for the year ended March 31, 2021 decreased $26.3 million, or 25.1%, as compared with the year ended March 31, 2020. The decrease was primarily attributable to decreased sales volumes into the general industrial, energy, rail and mining end markets.

Operating income for the year ended March 31, 2022 increased $8.4 million, or 1,451.5%, as compared with the year ended March 31, 2021. The increase was primarily due to increased organic sales and the Whitmore JV, partially offset by increased material expenses outpacing implemented price increases, increased spending on sales commissions driven by increased sales and increased travel expense.

Operating income for the year ended March 31, 2021 decreased $7.1 million, or 92.5%, as compared with the year ended March 31, 2020. The decrease was primarily attributable to decreased sales and $2.6 million of transaction expenses related to the formation of Whitmore JV, partially offset by decreases in travel and personnel-related expenses and sales commissions.

For additional information on segments, see Note 21 to our consolidated financial statements included in Item 8 of this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility ("Revolver Borrowings") are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Our largest use of cash in our operations is for purchasing and carrying inventories and carrying seasonal accounts receivable. Additionally, we use our Revolver Borrowings to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities, primarily Revolver Borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

Cash Flow Analysis

	Year Ended March 31,
(amounts in thousands)	2022	2021*	2020*
Net cash provided by operating activities, continuing operations	$69,089	$66,254	$71,397
Net cash used in investing activities, continuing operations	(51,456)	(289,889)	(21,982)
Net cash (used in) provided by financing activities	(13,039)	214,049	(57,151)
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

Our cash balance at March 31, 2022 was $16.6 million, as compared with $10.1 million at March 31, 2021.

For the year ended March 31, 2022, our cash provided by operating activities from continuing operations was $69.1 million, as compared with $66.3 million and $71.4 million for the years ended March 31, 2021 and 2020, respectively.

•Working capital used cash for the year ended March 31, 2022 due to higher inventories ($49.4 million) and higher accounts receivable ($26.7 million), partially offset by higher accounts payable and other current liabilities ($28.0 million) and lower prepaid expenses and other current assets ($3.5 million).

•Working capital used cash for the year ended March 31, 2021 due to higher accounts receivable ($7.2 million), higher prepaid expenses and other current assets ($4.2 million), and higher inventories ($3.4 million), partially offset by higher accounts payable and other current liabilities ($13.9 million).

•Working capital provided cash for the year ended March 31, 2020 due to higher accounts payable and other current liabilities ($5.9 million) and lower prepaid expenses and other assets ($4.0 million), mostly offset by higher accounts receivable ($8.0 million) and higher inventory ($1.7 million).

Cash flows used in investing activities from continuing operations during the year ended March 31, 2022 were $51.5 million as compared with $289.9 million and $22.0 million for the years ended March 31, 2021 and 2020, respectively.

•Capital expenditures during the years ended March 31, 2022, 2021 and 2020 were $15.7 million, $8.8 million and $11.4 million, respectively. Our capital expenditures have been focused on enterprise resource planning systems, capacity expansion, continuous improvement and automation and new product introductions

•During the year ended March 31, 2022 we acquired Shoemaker for an aggregate purchase price of $43.5 million, including $38.5 million in cash consideration. Additionally, we received proceeds of $1.4 million as a result of the final working capital true-up adjustment related to the TRUaire acquisition. During the year ended March 31, 2021 we acquired TRUaire for $286.9 million (after working capital adjustment) in cash consideration and stock consideration valued at $97.7 million. During the year ended March 31, 2020 we acquired Petersen for $11.8 million as discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Cash flows provided by (used in) financing activities during the years ended March 31, 2022, 2021 and 2020 were $(13.0) million, $214.0 million and $(57.2) million, respectively. Cash outflows resulted from:

•Net borrowing (repayments) on our lines of credit (as discussed in Note 9 to our consolidated financial statements included in Item 8 of this Annual Report) of $10.4 million, $231.4 million and $(20.6) million during the years ended March 31, 2022, 2021 and 2020, respectively.

•Payments of $2.3 million of underwriting discounts and fees in connection with amending and extending our Revolving Credit Facility during the year ended March 31, 2022, as discussed in Note 9 to our consolidated financial statements included in Item 8 of this Annual Report.

•Proceeds from the redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $6.3 million during the year ended March 31, 2022, as discussed in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report.

•Repurchases of shares under our share repurchase programs (as discussed in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report) of $14.4 million, $7.3 million and $26.9 million during the years ended March 31, 2022, 2021 and 2020, respectively.

•Dividend payments of $9.5 million, $8.1 million and $8.1 million were paid during the years ended March 31, 2022, 2021 and 2020, respectively.

We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our Revolving Credit Facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

Acquisitions

We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise capital, is a critical consideration in any such evaluation. During the year ended March 31, 2022, we acquired 100% of the outstanding equity of Shoemaker Manufacturing, LLC (“Shoemaker”). The aggregate cash paid for the Shoemaker acquisition, net of cash acquired, totaled $37.3 million and was funded through a combination of cash on hand and borrowings under our Revolving Credit Facility. See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our acquisitions.

Debt

Out short-term debt obligation consists of the current maturity of our Whitmore Term Loan in the amount of $0.6 million. Our long-term debt obligations consist of the final maturity of our Whitmore Term Loan with maturity dates between fiscal 2024 and 2030 and Revolver Borrowings with maturity date in fiscal 2027. As of March 31, 2022, we had $243.0 million in outstanding Revolver Borrowings, which resulted in a borrowing capacity of $157.0 million. See Note 9 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our indebtedness.

Dividends

Total dividends of $9.5 million were paid during the year ended March 31, 2022. On April 14, 2022, we announced a 13% quarterly dividend increase to $0.170 per share which was paid on May 13, 2022 to shareholders of record as of April 29, 2022. We currently expect to continue to pay a regular quarterly dividend to shareholders in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial conditions, results of operations, capital requirements, and other factors, including those set forth under Item 1A. "Risk Factors" of this Annual Report. See Note 13 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of dividends.

Share Repurchase Program

On October 30, 2020, our Board of Directors authorized the repurchase up to $100.0 million of our common stock, which replaced the previously announced $75.0 million program. During the year ended March 31, 2022, we repurchased 126,115 shares for an aggregate amount of $14.4 million. We primarily used cash on hand to pay for the repurchased shares. Our Board of Directors has established an expiration of December 31, 2022 for the $100.0 million repurchase program and we currently expect to continue to repurchase shares in the near future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. "Risk Factors" of this Annual Report. See Note 13 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our share repurchase program.
Capital Expenditures

During the year ended March 31, 2022, we invested $15.7 million in capital expenditures related to enterprise resource planning systems, capacity expansion, continuous improvement and automation and new product introductions. We plan to continue investing in capital expenditures in the future to improve manufacturing productivity, upgrade information technology infrastructure and security and implement advanced technologies for our existing facilities.

Contractual Obligations

Our contractual obligations as of March 31, 2022 primarily included purchase obligations and operating lease commitments. Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable without penalty. We expect to incur $67.4 million in purchase obligations over the next 12 months. For operating lease commitments, see Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.

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

Revenue Recognition

We recognize revenues to depict the transfer of control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Refer to Note 20 for further discussion. We recognize revenue when all of the following criteria have been met: (i) a contract with a customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price to the customer has been allocated to the performance obligations, and (v) performance obligations are satisfied, which are more fully described below.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for uncertain tax positions that may be subject to challenge by various taxing authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. During the year ended March 31, 2022, we released a $0.3 million reserve related to positions taken on tax returns for which the statute has expired, and accrued interest and penalties of $0.6 million and $0.5 million, respectively.

During the year ended March 31, 2021, we recorded total tax contingency reserves of $17.3 million, including unrecognized tax benefit of $13.6 million, accrued interest and penalty of $1.4 million and $2.3 million, respectively, through purchase accounting as a result of the TRUaire acquisition discussed in Note 2. During the three months ended March 31, 2021, a tax benefit of $5.3 million, including release of accrued interest ($0.6 million) and penalty ($0.6 million), was recognized through the income statement as a result of receiving the audit closing letter from Internal Revenue Service related to calendar 2017. For the year ended March 31, 2021, we recorded an additional net tax contingency reserve of $0.2 million, accrued interest of $0.1 million and accrued penalty of $0.2 million. For the year ended March 31, 2020, we released a net $1.4 million reserve, which included settlements of $0.2 million, increases of $0.1 million and a release of $1.3 million in federal uncertain tax positions. The interest and penalties related to the uncertain tax position resulted in a reduction of $0.4 million in income tax expense for the year ended March 31, 2020. Our liability for uncertain tax positions contains uncertainties as management is required to make assumptions and apply judgments to estimate exposures associated with our tax positions.

Our federal income tax returns for the years ended March 31, 2021, 2020 and 2019 remain subject to examination.  Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

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

Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We bypassed the qualitative assessment and proceeded directly to the quantitative test. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Our quantitative test performed as of January 31, 2022 indicated that no goodwill impairment loss should be recognized for the year ended March 31, 2022. There were no impairment loss recognized for the years ended March 31, 2021 and 2020, respectively.

We have indefinite-lived intangible assets in the form of trademarks and license agreements. We test these intangible assets for impairment at least annually as of January 31 or whenever events or circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future sales projections and terminal value growth rate. These inputs are considered non-recurring level three inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded impairment losses on intangible assets (excluding those related to discontinued operations) of $0, $0 and $1.0 million for the years ended March 31, 2022, 2021 and 2020, respectively.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As of March 31, 2022, we had $243.0 million in outstanding variable rate indebtedness, after consideration of the interest rate swap, which covered 3.9% of our $252.8 million of our total outstanding indebtedness. At March 31, 2022, we had $243.0 million in unhedged variable rate indebtedness with a weighted average interest rate of 1.95%. Each quarter point change in interest rates would result in a change of approximately $0.6 million in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net (losses) gains associated with foreign currency translation of less than $(0.1) million, $4.8 million and $(2.3) million for the years ended March 31, 2022, 2021 or 2020, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of less than $0.1 million, $(0.9) million and $0.3 million for the years ended March 31, 2022, 2021 or 2020, respectively, which are included in other income (expense), net on our consolidated statements of operations.

Based on a sensitivity analysis at March 31, 2022, a 10% change in the foreign currency exchange rates for the year ended March 31, 2022 would have impacted our income from continuing operations by less than 1%. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31,2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 18, 2022 expressed an unqualified opinion.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Customer Lists Intangible Asset

As described further in Note 2 to the financial statements, on December 15, 2021, the Company completed the acquisition of Shoemaker Manufacturing, LLC for an aggregate purchase price of $43.5 million. The Company’s accounting for the acquisition required the estimation of the fair value of assets acquired and liabilities assumed, which included a customer lists intangible asset of $23.0 million. The estimated fair value of the customer lists intangible asset was determined using the excess earnings method. We identified the estimation of the fair value of the customer lists intangible asset in management’s purchase price allocation as a critical audit matter.

The principal consideration for our determination that the valuation of the customer lists intangible asset is a critical audit matter is the significant estimation uncertainty involved in determining fair value. The significant assumptions included the expected revenue growth rates, gross profit margin, and discount rates. These assumptions required a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions and involved the use of valuation specialists.

Our audit procedures related to the valuation of the customer lists intangible asset included the following, among others.
a.We tested the effectiveness of internal controls over management’s valuation of the customer list intangible asset.
b.We evaluated the methodologies and tested the significant assumptions used by the Company by involving valuation specialists to evaluate the appropriateness of the methodology and the significant assumptions in the fair value estimate by comparing the discount rate to relevant observable market data.
c.We tested the underlying data by comparing the estimated future revenues and gross profit margin to historical operating results, as well as tested the completeness and accuracy of the underlying data used in the excess earnings method valuation.
d.We also evaluated corroborative and contrary evidence when evaluating the expected future revenue growth rates, gross profit margin, and discount rate assumptions.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas
May 18, 2021

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands, except per share amounts)	2022	2021*
ASSETS
Current assets:
Cash and cash equivalents	$16,619	$10,088
Accounts receivable, net	122,804	96,695
Inventories, net	150,114	102,651
Prepaid expenses and other current assets	10,610	9,684
Total current assets	300,147	219,118
Property, plant and equipment, net	87,032	82,554
Goodwill	224,658	218,795
Intangible assets, net	300,837	283,060
Other assets	82,686	75,995
Total assets	$995,360	$879,522

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47,836	$32,444
Accrued and other current liabilities	69,005	49,743
Current portion of long-term debt	561	561
Total current liabilities	117,402	82,748
Long-term debt	252,214	241,776
Retirement benefits payable	1,027	1,695
Other long-term liabilities	140,306	137,853
Total liabilities	510,949	464,072
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest	15,325	—
Equity:
Common shares, $0.01 par value	162	161
Shares authorized – 50,000
Shares issued – 16,283 and 16,162, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	112,924	104,690
Treasury shares, at cost (576 and 511 shares, respectively)	(46,448)	(34,075)
Retained earnings	407,522	350,670
Accumulated other comprehensive loss	(5,074)	(5,996)
Total equity	469,086	415,450
Total liabilities and equity	$995,360	$879,522
*Year ended March 31, 2021 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(Amounts in thousands, except per share amounts)	2022	2021*	2020*
Revenues, net	$626,435	$419,205	$385,871
Cost of revenues	(370,473)	(234,655)	(209,034)
Gross profit	255,962	184,550	176,837
Selling, general and administrative expenses	(158,582)	(125,330)	(110,032)
Impairment expenses	—	—	(951)
Operating income	97,380	59,220	65,854
Interest expense, net	(5,449)	(2,383)	(1,331)
Other expense, net	(466)	(5,969)	(7,135)
Income before income taxes	91,465	50,868	57,388
Provision for income taxes	(24,146)	(10,769)	(12,732)
Income from continuing operations	67,319	40,099	44,656
Income from discontinued operations, net of tax	—	—	1,061
Net income	67,319	40,099	45,717
Income attributable to redeemable noncontrolling interest	(934)	—	—
Net income attributable to CSW Industrials, Inc.	$66,385	$40,099	$45,717

Basic earnings per common share:
Continuing operations	$4.21	$2.67	$2.97
Discontinued operations	—	—	0.07
Net income attributable to CSW Industrials, Inc.	$4.21	$2.67	$3.04

Diluted earnings per common share:
Continuing operations	$4.20	$2.65	$2.94
Discontinued operations	—	—	0.07
Net income attributable to CSW Industrials, Inc.	$4.20	$2.65	$3.01

Weighted average number of shares outstanding:
Basic	15,755	15,015	15,039
Diluted	15,807	15,126	15,206
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(Amounts in thousands)	2022	2021*	2020*
Net income	$67,319	$40,099	$45,717
Other comprehensive (loss) income:
Foreign currency translation adjustments	(44)	4,791	(2,316)
Cash flow hedging activity, net of taxes of $(142), $(156) and $265, respectively	533	587	(996)
Pension and other postretirement effects, net of taxes of $(138), $(34) and $(682), respectively	433	72	2,595
Other comprehensive income (loss)	922	5,450	(717)
Comprehensive income	$68,241	$45,549	$45,000
Less: Comprehensive income attributable to redeemable noncontrolling interest	(934)	—	—
Comprehensive income attributable to CSW Industrials, Inc.	$67,307	$45,549	$45,000
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2019 (As reported)	$158	$(49,964)	$46,633	$277,588	$(10,729)	$263,686
Cumulative effect of inventory accounting method change (Note 1 and Note 7)	—	—	—	3,785	—	3,785
Balance at March 31, 2019*	$158	$(49,964)	$46,633	$281,373	$(10,729)	$267,471
Adoption of ASC 842	—	—	—	(206)	—	(206)
Share-based compensation	—	—	5,074	—	—	5,074
Stock activity under stock plans	1	1,451	(3,432)	—	—	(1,980)
Repurchase of common shares	—	(26,864)	—	—	—	(26,864)
Net income	—	—	—	45,717	—	45,717
Dividends	—	—	52	$(8,182)	—	(8,130)
Other comprehensive loss, net of tax	—	—	—	—	(717)	(717)
Balance at March 31, 2020*	$159	$(75,377)	$48,327	$318,702	$(11,446)	$280,365
Share-based compensation	—	—	5,085	—	—	5,085
Stock activity under stock plans	2	(2,812)	(2)	—	—	(2,812)
Reissuance of treasury shares	—	51,405	51,233	—	—	102,638
Repurchase of common shares	—	(7,291)	—	—	—	(7,291)
Net income	—	—	—	40,099	—	40,099
Dividends	—	—	47	(8,132)	—	(8,085)
Other comprehensive income, net of tax	—	—	—	—	5,450	5,450
Balance at March 31, 2021*	$161	$(34,075)	$104,690	$350,670	$(5,996)	$415,450
Share-based compensation	—	—	8,450	—	—	8,450
Stock activity under stock plans	1	(4,884)	—	—	—	(4,883)
Reissuance of treasury shares	—	6,938	(289)	—	—	6,649
Repurchase of common shares	—	(14,427)	—	—	—	(14,427)
Net income	—	—	—	66,385	—	66,385
Dividends	—	—	73	(9,533)	—	(9,460)
Other comprehensive income, net of tax	—	—	—	—	922	922
Balance at March 31, 2022	$162	$(46,448)	$112,924	$407,522	$(5,074)	$469,086
*The balances at March 31, 2019, 2020 and 2021 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(Amounts in thousands)	2022	2021*	2020*
Cash flows from operating activities:
Net income	$67,319	$40,099	$45,717
Less: Income from discontinued operations, net of tax	—	—	1,061
Income from continuing operations	67,319	40,099	44,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,572	9,194	7,918
Amortization of intangible and other assets	25,314	13,843	6,927
Provision for inventory reserves	1,553	1,558	184
Provision for doubtful accounts	1,498	696	909
Share-based and other executive compensation	8,450	5,086	5,074
Net gain on disposals of property, plant and equipment	(85)	(23)	(833)
Pension plan termination expense	—	—	6,559
Net pension benefit	31	163	(121)
Impairment of intangible assets	—	—	951
Net deferred taxes	(3,261)	(1,798)	486
Changes in operating assets and liabilities:
Accounts receivable	(26,729)	(7,219)	(7,997)
Inventories	(49,403)	(3,377)	(1,653)
Prepaid expenses and other current assets	3,479	(4,246)	3,969
Other assets	626	(1,532)	29
Accounts payable and other current liabilities	27,983	13,856	5,884
Retirement benefits payable and other liabilities	742	(46)	(1,545)
Net cash provided by operating activities, continuing operations	69,089	66,254	71,397
Net cash used in operating activities, discontinued operations	—	—	(1,500)
Net cash provided by operating activities	69,089	66,254	69,897
Cash flows from investing activities:
Capital expenditures	(15,653)	(8,833)	(11,437)
Proceeds from sale of assets held for investment	—	6,152	—
Proceeds from sale of assets	139	30	1,292
Cash paid for acquisitions	(35,942)	(287,238)	(11,837)
Net cash used in investing activities, continuing operations	(51,456)	(289,889)	(21,982)
Net cash provided by investing activities, discontinued operations	—	—	1,538
Net cash used in investing activities	(51,456)	(289,889)	(20,444)
Cash flows from financing activities:
Borrowings on lines of credit	94,000	255,000	7,500
Repayments of lines of credit	(83,561)	(23,561)	(28,061)
Payments of deferred loan costs	(2,328)	(148)	—
Purchase of treasury shares	(19,311)	(10,489)	(28,460)
Proceeds from stock option activity	1,327	1,330	—
Proceeds from acquisition of redeemable noncontrolling interest shareholder	6,293	—	—
Dividends paid to shareholders	(9,459)	(8,083)	(8,130)
Net cash (used in) provided by financing activities	(13,039)	214,049	(57,151)
Effect of exchange rate changes on cash and equivalents	1,937	1,336	(615)
Net change in cash and cash equivalents	6,531	(8,250)	(8,313)
Cash and cash equivalents, beginning of period	10,088	18,338	26,651
Cash and cash equivalents, end of period	$16,619	$10,088	$18,338
Supplemental non-cash disclosure:
Cash paid during the year for interest	$4,955	$1,875	$1,165
Cash paid during the year for income taxes	20,485	14,021	8,873
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CSWI is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Engineered Building Solutions and Specialized Reliability Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. Our diverse product portfolio includes more than 100 highly respected industrial brands including RectorSeal No. 5®, KOPR-KOTE®, KATS Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze®, Greco® and TRUaire® and Shoemaker ManufacturingTM.

The COVID-19 pandemic and its resulting impacts had an overall negative impact on our financial results in our prior fiscal year ended March 31, 2021. During our current fiscal year ended March 31, 2022, the direct impact of the COVID-19 pandemic on our consolidated operating results was limited, in all material respects, to our operations in Vietnam. In early August 2021, the Vietnamese government mandated numerous restrictions in an effort to mitigate the spread of COVID-19, including closures of non-essential businesses, limitations on movements of individuals, and the imposition of other highly-restrictive measures for businesses, like ours, that continued operations in compliance with the restrictions. Our Vietnam operations began resuming normal production activities in late November 2021, when the Vietnamese government-mandated restrictions began to ease. Regarding our operations generally, the indirect impacts of the COVID-19 pandemic have resulted in material and freight cost inflation, supply chain disruptions and freight delays, driven by numerous factors including countermeasures taken by U.S. federal, state and/or local governments and the Federal Reserve, labor supply shortages, and recovering demand. We expect material and freight cost volatility, supply chain challenges and freight delays to continue in the near-term, and we are addressing these impacts through focused inventory management and by continuing and increasing the pricing initiatives that began in the three months ended March 31, 2021.

While the COVID-19 pandemic and its indirect effects have contributed to increased demand in certain parts of our business, including the HVAC/R end market, we expect customer demand levels and our overall results of operations and financial condition to have some level of volatility through the duration of the pandemic when compared to pre-pandemic periods. Despite strong demand in certain of our end markets and clear signs of recovery in others, we cannot reasonably estimate the magnitude or length of the pandemic’s direct and indirect adverse impact, including its ultimate impact on our business or financial condition, due to continued uncertainty regarding (1) the duration and severity of the COVID-19 pandemic, including any surges due to the variants and (2) the continued potential for short and long-term impacts on our facilities and employees, customer demand and supply chain.

We are closely monitoring the Russian invasion of Ukraine and its global impacts. We have no operations, employees or assets in Russia, Belarus or Ukraine, nor do we source goods or services of any material amount from those countries, whether directly or indirectly. During the fiscal year ended March 31, 2022, we had no sales into Belarus or Ukraine and our sales into Russia were immaterial to both our consolidated sales and the sales for our Specialized Reliability Solutions segment. Additionally, shortly after the Russian invasion of Ukraine began in February 2022, we indefinitely suspended all business activity in Russia. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

Basis of Presentation – The consolidated financial position, results of operations and cash flows included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“Annual Report”) include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Change in Accounting Principle - During the fourth quarter of the fiscal year ended March 31, 2022, the Company changed its method of accounting for certain domestic inventory previously valued by the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. All prior periods presented have been retrospectively adjusted to apply the new method of accounting. Refer to Note 7 for more information on the change in inventory accounting method.

Cash and Cash Equivalents – We consider all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. We maintain our cash and cash equivalents at financial institutions for which the combined account balances in individual institutions may exceed insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of insurance coverage. We had deposits in domestic banks of $11.3 million and $6.1 million at March 31, 2022 and 2021, respectively, and balances of $5.3 million and $4.0 million were held in foreign banks at March 31, 2022 and 2021, respectively.

Accounts Receivable, Allowance for Doubtful Accounts and Credit Risk – Trade accounts receivables are recorded at the invoiced amounts and do not bear interest. We record an allowance for credit losses on trade receivables that, when deducted from the gross trade receivables balance, presents the net amount expected to be collected. We estimate the allowance based on an aging schedule and according to historical losses as determined from our billings and collections history. This may be adjusted after consideration of customer-specific factors such as financial difficulties, liquidity issues or insolvency, as well as both current and forecasted macroeconomic conditions as of the reporting date. We adjust the allowance and recognize credit losses in the income statement each period. Trade receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible. Subsequent recoveries of amounts previously written off are reflected as a reduction to periodic credit losses in the income statement. Our allowance for expected credit losses for short-term receivables as of March 31, 2022 was $1.2 million, compared to $0.9 million as of March 31, 2020.

Credit risks are mitigated by the diversity of our customer base across many different industries and by performing creditworthiness analyses on our customers. Additionally, we mitigate credit risk through letters of credit and advance payments received from our customers. We do not believe that we have any significant concentrations of credit risk.

Inventories and Related Reserves – Inventories are stated at the lower of cost or net realizable value and include raw materials, supplies, direct labor and manufacturing overhead. Cost is determined using the first-in, first-out (“FIFO”) method for valuing inventories at majority of our domestic operations. Our foreign subsidiaries and some domestic operations use either the FIFO or the weighted average cost method to value inventory. Foreign inventories represent approximately 10% and 12% of total inventories as of March 31, 2022 and 2021, respectively.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We bypassed the qualitative assessment and proceeded directly to the quantitative test. If the carrying value of a reporting unit exceeds it fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit base on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants and are considered non-recurring Level III inputs within the fair value hierarchy. No goodwill impairment loss was recognized as a result of the impairment tests for the years ended March 31, 2022, 2021 or 2020.

We have intangible assets consisting of patents, trademarks, customer lists and non-compete agreements. Definite-lived intangible assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In addition, we have other trademarks and license agreements that are considered to have indefinite lives. We test indefinite-lived intangible assets for impairment at least annually as of January 31 or whenever events or circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future sales projections and terminal value growth rate. These inputs are considered non-recurring Level III inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded an impairment of intangible assets of continuing operations of $0, $0 and $1.0 million for the years ended March 31, 2022, 2021 and 2020, respectively.

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

Fair Values of Financial Instruments – Our financial instruments are presented at fair value in our consolidated balance sheets, with the exception of our long-term debt, as discussed in Note 9. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied.

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

Recurring fair value measurements are limited to redeemable noncontrolling interest, investments in derivative instruments and assets held in defined benefit pension plans. The redemption value of the redeemable noncontrolling interest is estimated using a discounted cash flow analysis, which requires management judgment with respect to future revenue, operating margins, growth rates and discount rates and is classified as Level III under the fair value hierarchy. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The redemption value of the redeemable noncontrolling interest is discussed in Note 3. The fair values of our derivative instruments are included in Note 11. The fair values of assets held in defined benefit pension plans are discussed in Note 15.

Leases – We determine if a contract is or contains a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. Right-of-Use (“ROU”) assets and lease liabilities are initially recognized at the commencement date based on the present value of remaining lease payments over the lease term calculated using our incremental borrowing rate, unless the implicit rate is readily determinable. ROU assets represent the right to use an underlying asset for the lease term, including any upfront lease payments made and excluding lease incentives. Lease liabilities represent the obligation to make future lease payments throughout the lease term. As most of our operating leases do not provide an implicit rate, we apply our incremental borrowing rate to determine the present value of remaining lease payments. Our incremental borrowing rate is determined based on information available at the commencement date of the lease. The lease term includes renewal periods when we are reasonably certain to exercise the option to renew. The ROU asset is amortized over the expected lease term. Lease and non-lease components, when present on our leases, are accounted for separately. Leases with an initial term of 12 months or less are excluded from recognition in the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our consolidated income statements as the obligation is incurred. As of March 31, 2022, we did not have material leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Redeemable Noncontrolling Interests - Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to Shell's 50% equity interest in the Whitmore JV and is classified in temporary equity that is reported between liabilities and shareholders' equity on our Consolidated Balance Sheets initially at its formation-date fair value. We adjust the redeemable noncontrolling interest each reporting period for the net income (or loss) attributable to the noncontrolling interest. We also make a measurement period adjustment, if any, to adjust the redeemable noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income or net income attributable to CSWI. The redemption value of the redeemable noncontrolling interest is estimated using a discounted cash flow analysis, which requires management judgment with respect to future revenue, operating margins, growth rates and discount rates. Net income (loss) attributable to the redeemable noncontrolling interests are presented as a separate line on the consolidated statements of operations which is necessary to identify those income (loss) specifically attributable to CSWI. The financial results and position of the redeemable noncontrolling interest acquired through the formation of the Whitmore JV are included in their entirety in our consolidated statements of operations and consolidated balance sheets beginning with the first quarter of fiscal 2022.

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

Revenue Recognition – We recognize revenues to depict the transfer of control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Refer to Note 20 for further discussion. We recognize revenue when all of the following criteria have been met: (i) a contract with a customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price to the customer has been allocated to the performance obligations, and (v) performance obligations are satisfied, which are more fully described below.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development ("R&D") – R&D costs are expensed as incurred. Costs incurred for R&D primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in R&D activities. R&D costs included in selling, general and administrative expense were $4.8 million, $4.5 million and $4.3 million for the years ended March 31, 2022, 2021 and 2020, respectively.

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

Unremitted Earnings – During the fiscal quarter ended March 31, 2019, we lifted our assertion that the earnings of our United Kingdom ("U.K.") and Australian subsidiaries were indefinitely invested outside of the U.S. During the fiscal quarter ended September 30, 2020, we lifted our assertion that the earnings of our Jet Lube Canada subsidiary were indefinitely invested outside of the U.S. We assert that the foreign earnings of the U.K., Australian, Vietnam, RectorSeal Canada and Jet Lube Canada subsidiaries will be remitted to the U.S. through distributions. A provision was made for taxes that may become payable upon distribution of earnings from our U.K., Australian, Vietnam and Jet Lube Canada subsidiaries. We still consider the earnings of our other Canadian subsidiaries indefinitely invested outside the U.S. as we have needs for working capital in our other Canadian entities.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share – We use the two-class method of calculating earnings per share, which determines earnings per share for each class of common stock and participating security as if all earnings of the period had been distributed. If the holders of restricted stock awards are entitled to vote and receive dividends during the restriction period, unvested shares of restricted stock qualify as participating securities and, accordingly, are included in the basic computation of earnings per share. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation in Note 12 is prepared on a combined basis and is presented as earnings per common share. Diluted earnings per share is based on the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in connection with stock options and restricted stock awards not entitled to vote and receive dividends during the restriction period.

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

Segments - We conduct our operations through three business segments based on how we manage the business. Our Chief Executive Officer views our business, assesses performance and allocates resources using financial information generated and reported at the reportable segment level. We evaluate segment performance and allocate resources based on each reportable segment's operating income. Our reportable segments are as follows:

1.Contractor Solutions, which manufactures efficiency and performance enhancing products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for professional end-use customers. This segment is comprised primarily of our RectorSeal, TRUaire and Shoemaker operating companies.
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

Intersegment sales and transfers are recorded at cost plus a profit margin, with the revenues and related margin on such sales eliminated in consolidation. We do not allocate share-based compensation expense, interest expense, interest income or other income, net to our segments. Our corporate headquarters does not constitute a separate segment. The Eliminations and

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other segment information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses primarily related to corporate functions and excess non-operating properties.

Discontinued Operations – During the third quarter of the fiscal year ended March 31, 2018, we committed to a plan to divest our Strathmore Products business (the "Coatings business"). As a result, we reclassified the assets comprising that business to assets held-for-sale, and made a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. The discontinued operations have had no activities since the year ended March 31, 2020.

Accounting Developments

Pronouncements Implemented

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes: Simplifying the Accounting for Income Taxes." This update simplifies the accounting for income taxes by removing certain exceptions and adding some requirements regarding franchise (or similar) tax, step-ups in a business combination, treatment of entities not subject to tax and when to apply enacted changes in tax laws. This ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. Early adoption is permitted. Our adoption of ASU No. 2019-12 effective April 1, 2021 did not have a material impact on our condensed consolidated financial conditions and results of operations.

Pronouncements not yet implemented

In October 2021, the FASB issued ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This update improves comparability for both the recognition and measurement of acquired customer revenue contracts at the date of and after a business combination. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption is not expected to have a significant impact on our consolidated financial condition and results of operations.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This update provides temporary optional expedients and exceptions to existing guidance on applying contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Interbank Offered Rate ("LIBOR"), which is scheduled to be phased out in June 2023, to alternate rates such as the Secured Overnight Financing Rate ("SOFR"). This ASU was effective upon issuance and can be applied prospectively through December 31, 2022. The adoption is not expected to have a significant impact on our consolidated financial condition and results of operations.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS

Shoemaker Manufacturing, LLC

On December 15, 2021, we acquired 100% of outstanding equity of Shoemaker Manufacturing, LLC (“Shoemaker”), based in Cle Elum, Washington, for an aggregate purchase price of $43.5 million, including working capital and closing cash adjustments and expected contingent consideration. Shoemaker offers high-quality customizable GRD for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S. The aggregate purchase price was comprised of cash consideration of $38.5 million (including $1.2 million cash acquired), 25,483 shares of the Company's common stock valued at $3.0 million at transaction close and additional contingent consideration of up to $2.0 million based on Shoemaker meeting a defined financial target during the quarter ended March 31, 2022, which was achieved. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility. The 25,483 shares of common stock delivered to the sellers as consideration were issued from treasury shares. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a current liability of $2.0 million and was determined using a scenario-based analysis on forecasted future results. In May 2022, the full earn-out amount of $2.0 million was remitted to the sellers due to the performance obligation had been met. During the year ended March 31, 2022, we incurred $0.7 million in transaction expenses in connection with the Shoemaker acquisition, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solution segment.

The Shoemaker acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $8.1 million allocated to goodwill, which represents the value expected to be obtained from owning a more extensive GRD product portfolio for the HVAC/R market and increased regional exposure to the northwest U.S. The preliminary allocation of the fair value of the net assets acquired included customer lists ($23.0 million), trademarks ($6.5 million), noncompete agreements ($0.7 million), backlog ($0.3 million), inventory ($3.6 million), accounts receivable ($1.7 million), cash ($1.2 million), equipment ($1.4 million) and prepaid expenses ($0.2 million), net of current liabilities ($3.2 million). Customer lists, noncompete agreements and backlog are being amortized over 15 years, 5 years and 1 month, respectively, while trademarks and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available of December 15, 2021, to assign fair values to assets acquired and liabilities assumed is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets, including customer lists, trademarks, noncompete agreements and backlog are deductible and amortized over 15 years for income tax purposes. Shoemaker activity has been included in our Contractor Solutions segment since the acquisition date. No proforma information has been provided due to immateriality.

T.A. Industries

On December 15, 2020, we acquired 100% of the outstanding equity of T.A. Industries, Inc. (“TRUaire”), a leading manufacturer of grilles, registers, and diffusers for the residential and commercial HVAC/R end market, based in Santa Fe Springs, California. The acquisition also included TRUaire’s wholly-owned manufacturing facility based in Vietnam. The acquisition extended the Company’s product offerings to the HVAC market and provided strategic distribution facilities.

The contractual consideration paid for TRUaire included cash of $288.0 million (after working capital and closing cash adjustments) and 849,852 shares of the Company’s common stock valued at $97.7 million at transaction close based on the closing market price of the Company's common shares on the acquisition date. The cash consideration was funded through a combination of cash on hand and borrowings under our Revolving Credit Facility. The 849,852 shares of common stock delivered to the sellers as consideration were reissued from treasury shares.

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

	Initial Estimated Fair Value	Measurement Period Adjustments	Updated Estimated Fair Value
Cash	$1,471	$—	$1,471
Accounts Receivable, net	13,467	(17)	13,450
Inventory	46,313	(1,300)	45,013
Short-Term Tax Indemnity Assets	5,000	—	5,000
Other Current Assets	1,285	2,103	3,388
Property, Plant and Equipment	28,832	(4,201)	24,631
Trade Name (indefinite life)	43,500	—	43,500
Customer Lists (useful life of 15 years)	194,000	8,500	202,500
Right-Of-Use Assets	49,040	—	49,040
Long-Term Tax Indemnity Assets	7,500	—	7,500
Other Long-term Assets	2,850	(698)	2,152
Accounts Payable	(4,074)	—	(4,074)
Accrued and Other Current Liabilities	(3,678)	(172)	(3,850)
Lease Liabilities - Short-Term	(4,811)	—	(4,811)
Deferred Tax Liabilities (a)	(56,249)	(3,784)	(60,033)
Tax Contingency Reserve	(22,511)	5,190	(17,321)
Lease Liabilities - Long-Term	(45,369)	—	(45,369)
Estimated fair value of net assets acquired	256,566	5,621	262,187
Goodwill (a)	129,169	(5,714)	123,455
Total Purchase Price	$385,735	$(93)	$385,642
(a) Reflects an immaterial adjustment of $1.8 million to both goodwill and deferred tax liabilities associated with the opening balance sheets inventory.

Deferred tax liabilities were established to record the deferred tax impact of purchase price accounting adjustments, primarily related to intangibles assets. Tax contingency reserves relate to uncertain tax positions TRUaire took in the periods prior to the acquisition date.

In accordance with the tax indemnification included in the purchase agreement of TRUaire, the seller provided contractual indemnification to the Company for up to $12.5 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire by 2023. During the three months ended March 31, 2021, TRUaire received an audit closing letter from Internal Revenue Service related to calendar 2017, a pre-acquisition tax year. As a result of this, $5.0 million of the relevant tax indemnification was released in accordance with the purchase agreement. The release of the relevant uncertain tax position accrual of $5.3 million was recorded as an income tax benefit for the three months ended March 31, 2021, and the offsetting indemnification expense of $5.0 million was recorded in other expense on the consolidated statement of operations. As of March 31, 2022, approximately $7.5 million of the indemnification assets remained outstanding.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill of $123.5 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC end market. The goodwill recorded as part of this acquisition is included in the Contractor Solutions segment. The goodwill associated with the acquisition will not be amortized for financial reporting purposes and will not be deductible for income tax purposes.

TRUaire activity has been included in our Contractor Solutions segment since the acquisition date. During the years ended March 31, 2022 and March 31, 2021, the Company incurred and paid $0 and $7.8 million transaction expenses in connection with the TRUaire acquisition. Effective April 1, 2022, TRUaire was fully integrated with RectorSeal, the primary operating company of the Contractor Solutions segment.

Pursuant to Topic 805, unaudited supplemental proforma results of operations for the year ended March 31, 2021 and 2020, as if the acquisition of TRUaire had occurred on April 1, 2019 are presented below (in thousands, except per share amounts):

	Year Ended March 31,
	2021	2020
Revenue, net	$495,788	$480,285
Net income	47,648	28,492

Net earnings per common share:
Diluted	$3.03	$1.77
Basic	3.05	1.79

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
•Additional depreciation expense of $0.4 million and $0.5 million for the years ended March 31, 2021 and 2020, respectively, that would have been recognized as a result of the fair value step-up of the property, plant and equipment;
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
•Estimated additional interest expense of $3.3 million and $4.6 million for the years ended March 31, 2021 and 2020, respectively, as a result of incurring additional borrowing;
•Income tax effect of the proforma adjustments calculated using a blended statutory income tax rate of 24.5% of $3.2 million and $8.4 million for the years ended March 31, 2021 and 2020, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Petersen Metals

On April 2, 2019, we acquired the assets of Petersen Metals, Inc. (“Petersen”), based near Tampa, Florida, for $11.8 million, of which $11.5 million was paid at closing and funded through our Revolving Credit Facility, and the remaining $0.3 million represented a working capital adjustment paid in July 2019. Petersen is a leading designer, manufacturer and installer of architecturally-specified, engineered metal products and railings, including aluminum and stainless steel railings products for interior and exterior applications. The excess of the purchase price over the fair value of the identifiable assets acquired was $6.1 million allocated to goodwill, which will be deductible for income tax purposes. Goodwill represents the value expected to be obtained from enabling geographic, end market and product diversification and expansion as Petersen is a strategic complement to our existing line of architecturally-specified building products. The allocation of the fair value of the net assets acquired included customer lists of $3.2 million and backlog of $0.4 million, as well as accounts receivable, inventory and equipment of $2.2 million, $0.8 million and $0.7 million, respectively, net of current liabilities of $1.5 million. Customer lists are being amortized over 15 years, backlog is amortized over 1.5 years and goodwill is not being amortized. Petersen activity has been included in our Engineered Building Solutions segment since the acquisition date. No proforma information has been provided due to immateriality.

3. CONSOLIDATION OF VARIABLE INTEREST ENTITY AND REDEEMABLE NONCONTROLLING INTEREST

Whitmore Joint Venture

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of a joint venture (the "Whitmore JV") with Pennzoil-Quaker State Company dba SOPUS Products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business. The formation was consummated through a transaction in which Whitmore sold to Shell a 50% interest in a wholly-owned subsidiary (containing certain existing operating assets) in exchange for consideration of $13.4 million from Shell in the form of cash ($5.3 million) and intangible assets ($8.1 million). The Whitmore JV has been consolidated into the operations of the Company and its activity has been included in our Specialized Reliability Solutions segment since the formation date.

The Whitmore JV is deemed to be a VIE as the equity investors at risk, as a group, lack the characteristics of a controlling financial interest. The major factor that led to the conclusion that the Company is the primary beneficiary of this VIE is that Whitmore has the power to direct the manufacturing activities, which are considered the most significant activities for the Whitmore JV. Whitmore JV's total net assets are presented below (in thousands):

March 31, 2022
Cash	$5,505
Accounts receivable, net	7,653
Inventories, net	1,663
Prepaid expenses and other current assets	6
Property, plant and equipment, net	7,014
Intangible assets, net	7,288
Other assets	121
Total assets	$29,250

Accounts payable	$5,401
Accrued and other current liabilities	1,306
Other long-term liabilities	51
Total liabilities	$6,758

For the year ended March 31, 2022, the Whitmore JV generated net income of $1.9 million.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member after three years from the Whitmore JV's formation, subject to certain timing restrictions. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the year ended March 31, 2022 were as follows (in thousands):

Balance at March 31, 2021	$—
Fair value of redeemable noncontrolling interest at formation-date	13,391
Net income attributable to redeemable noncontrolling interest	934
Contributions from noncontrolling interest	1,000
Adjustments to redemption value	—
Balance at March 31, 2022	$15,325

4. DISCONTINUED OPERATIONS

During the third quarter of the fiscal year ended March 31, 2018, we committed to a plan to divest our Strathmore Products business (the "Coatings business") to allow us to focus resources on our core growth platforms. Our former Coatings business manufactured specialized industrial coatings products including urethanes, epoxies, acrylics and alkyds. As a result, we reclassified the assets comprising that business to assets held-for-sale, and made a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. During the quarter ended September 30, 2018, we received an aggregate of $6.9 million for the sale of assets that related to our Coatings business in multiple transactions. This resulted in gains on disposal of $6.9 million due to write-downs of long-lived assets in prior periods. During the quarter ended March 31, 2020, we received $1.5 million for the sale of the last remaining real property owned by our former Coatings business. The sale resulted in proceeds and a gain on disposal of $1.5 million due to write-downs of long-lived assets in prior periods. The last remaining asset of the Coatings business is a long-term lease that expires in March 2027. We have not terminated the lease, but we have sub-let the property for the remainder of the lease term. As such, this lease has been moved back into continuing operations, effective March 31, 2020, and the related ROU assets and lease liabilities have been reported as continuing operations since March 31, 2020. The discontinued operations have had no activities since the year ended March 31, 2020.

The assets and liabilities of the Coatings business reside in a disregarded entity for tax purposes. Accordingly, the tax attributes associated with the operations of our Coatings business will ultimately flow through to the corporate parent, which files a consolidated federal return. Therefore, any corresponding tax assets or liabilities have been reflected as a component of our continuing operations. Discontinued operations reported no assets or liabilities as of March 31, 2022 and 2021, respectively, in the consolidated balance sheets.

Summarized selected financial information for the Coatings business for the years ended March 31, 2022, 2021 and 2020, is presented in the following table (in thousands):

	Year Ended March 31,
	2022	2021	2020
Revenues, net	$—	$—	$—
Gain from discontinued operations before income taxes	—	—	1,326
Income tax expense	—	—	(265)
Gain from discontinued operations	$—	$—	$1,061

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. GOODWILL AND INTANGIBLE ASSETS

During the three months ended June 30, 2021, we revised our segment structure creating three reportable segments: Contractor Solutions, Engineered Building Solutions and Specialized Reliability Solutions. Refer to Note 1 and Note 21 for additional information on the Company's segment realignment. As part of our segment realignment, we changed our reporting units and reallocated existing goodwill to each of the new reportable segments and associated reporting units, based on management's estimate of the relative fair value of each reporting unit. The result of this reallocation of goodwill has been recast, by reportable segment, as of March 31, 2021.

In conjunction with the goodwill reallocation described above, during the three months ended June 30, 2021, we performed an impairment test of goodwill held by all reporting units as of March 31, 2021. Based on the results of the goodwill assessment, we determined that the fair values of each reporting unit exceeded its carrying value. As such, we concluded that there was no indication of goodwill impairment for all reporting units in connection with the segment changes.

The changes in the carrying amount of goodwill for the years ended March 31, 2022 and 2021 were as follows (in thousands):

	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Balance at April 1, 2020	$43,610	$21,237	$26,840	$91,687
TRUaire acquisition	125,554	—	—	125,554
Currency translation	181	1,001	372	1,554
Balance at March 31, 2021	$169,345	$22,238	$27,212	$218,795
Goodwill re-allocation	14,813	2,727	(17,540)	—
TRUaire acquisition	(2,099)	—	—	(2,099)
Shoemaker acquisition	8,115	—	—	8,115
Currency translation	(22)	42	(173)	(153)
Balance at March 31, 2022	$190,152	$25,007	$9,499	$224,658

The following table provides information about our intangible assets for the years ended March 31, 2022 and 2021 (in thousands, except years):

		March 31, 2022		March 31, 2021
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,417	$(8,065)	$9,461	$(7,540)
Customer lists and amortized trademarks	14	297,909	(61,368)	267,096	(42,345)
Non-compete agreements	5	939	(258)	982	(790)
Other	8	5,123	(3,957)	4,743	(3,141)
		$313,388	$(73,648)	$282,282	$(53,816)
Trade names and trademarks not being amortized:		$61,097	$—	$54,594	$—

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the years ended March 31, 2022, 2021 and 2020 was $24.8 million (including the amortization of inventory purchase accounting adjustment of $3.9 million), $10.5 million and $6.7 million, respectively. The following table presents the estimated future amortization of finite-lived intangible assets for the next five fiscal years ending March 31 (in thousands):

2023	$18,877
2024	18,403
2025	17,668
2026	17,062
2027	16,294
Thereafter	151,436
Total	$239,740

6. SHARE-BASED COMPENSATION

We maintain the shareholder-approved 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of March 31, 2022, 512,782 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense for restricted stock as follows for the years ended March 31, 2022, 2021 and 2020 (in thousands):

	Year Ended March 31,
	2022	2021	2020
Share-based compensation expense	$8,450	$5,085	$5,074
Related income tax benefit	(2,197)	(1,220)	(1,218)
Net share-based compensation expense	$6,253	$3,865	$3,856

Stock option activity, which represents outstanding CSWI awards resulting from the conversion of Capital Southwest stock options held by former Capital Southwest employees, was as follows:

	Year Ended March 31, 2022
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2021	63,413	$25.23
Exercised	(52,613)	25.23
Outstanding at March 31, 2022 (a)	10,800	$25.23	2.4	$1.0
Exercisable at March 31, 2022 (a)	10,800	$25.23	2.4	$1.0
(a) All remaining awards outstanding and exercisable at March 31, 2022 are held by employees of CSWI.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31, 2021
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2020	115,858	$25.30
Exercised	(52,445)	25.40
Outstanding at March 31, 2021	63,413	$25.23	3.4	$7.0
Exercisable at March 31, 2021	63,413	$25.23	3.4	$7.0

No options were granted or vested during the years ended March 31, 2022, 2021 and 2020, and all stock options were vested and recognized prior to the year ended March 31, 2020. The intrinsic value of options exercised during the years ended March 31, 2022, 2021 and 2020 was $5.8 million, $2.5 million and $5.6 million, respectively. Cash received for options exercised during the years ended March 31, 2022, 2021 and 2020 was $1.3 million, $1.3 million and $2.9 million, respectively, and the tax benefit received was $1.4 million, $0.4 million and $1.2 million, respectively.

Restricted stock activity was as follows:

	Year Ended March 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2021	172,916	$70.50
Granted	164,864	161.00
Vested	(106,929)	63.44
Canceled	(2,520)	90.60
Outstanding at March 31, 2022	228,331	$126.02
During the three months ended June 30, 2021, Joe Armes, the Company's Chairman, Chief Executive Officer and President, was awarded special long-term incentive awards with the purpose of retaining him through retirement and promoting successful succession planning and transition practices. Mr. Armes' awards include 31,496 shares of restricted stock, 27,559 performance shares and 19,685 performance restricted stock units. All awards granted to Mr. Armes are included in the above restricted share activity.

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of March 31, 2022 and 2021 included 102,360 and 82,728 shares (at target), respectively, with performance-based vesting provisions, having vesting ranges from 0-200% based on pre-defined performance targets with market conditions. Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares. Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 47,845 and 34,245 awards with performance-based vesting provisions during the years ended March 31, 2022 and 2021, respectively, with a vesting range of 0-200%.

At March 31, 2022, we had unrecognized compensation cost related to unvested restricted shares of $20.1 million, which will be amortized into net income over the remaining weighted average vesting period of 3.4 years. The total fair value of restricted shares vested during the years ended March 31, 2022 and 2021 was $14.2 million and $8.5 million, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVENTORY

Inventories are stated at the lower of cost or net realizable value. In connection with the integration of TRUaire and the Whitmore JV, the Company voluntarily changed its method of accounting for certain domestic inventory previously valued by the LIFO method to the FIFO method during the fourth quarter of fiscal 2022. The cumulative effect of this change on periods presented prior to fiscal 2020 resulted in an increase in Retained earnings of $3.8 million at March 31, 2019. The FIFO method of accounting for inventory is preferable because it improves the Company's comparability with the industry peers, the majority of which use the FIFO method as the primary inventory valuation method, conforms the Company's entire inventory to a single method of accounting and aligns the inventory cost flow assumption with the physical flow of goods.

The Inventories, net caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31,
	2022	2021*
Raw materials and supplies	$46,136	$27,416
Work in process	7,471	6,365
Finished goods	100,792	72,452
Total inventories	154,399	106,233
Less: Obsolescence reserve	(4,285)	(3,582)
Inventories, net	$150,114	$102,651
*Year ended March 31, 2021 amounts have been revised to reflect the change in inventory accounting method, as described above and in Note 1 to the consolidated financial statements.

As a result of the retrospective application of this change in accounting method, the following financial statement line items within the accompanying financial statements were adjusted, as follows:

	Fiscal Year Ended March 31, 2022
(in thousands, except for per share amounts)	As Computed Under LIFO	As Reported Under FIFO	Effect of Change
Consolidated Statement of Operations
Cost of sales	$373,194	$370,473	$(2,721)
Income before income taxes	88,744	91,465	2,721
Income tax expense	23,426	24,146	720
Net income	65,318	67,319	2,001
Income attributable to redeemable noncontrolling interest	(1,073)	(934)	139
Net income attributable to CSW Industrials, Inc.	64,245	66,385	2,140

Earnings per share attributable to CSW Industrials, Inc.
Basic	$4.08	$4.21	$0.13
Diluted	4.06	4.20	0.14

Consolidated Statements of Comprehensive Income
Net income	$65,318	$67,319	$2,001
Comprehensive income attributable to redeemable noncontrolling interest	(1,073)	(934)	139
Total comprehensive income attributable to CSW Industrials, Inc.	65,167	67,307	2,140

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended March 31, 2021
(in thousands, except for per share amounts)	As Previously Reported Under LIFO	As Reported Under FIFO	Effect of Change
Consolidated Statement of Operations
Cost of sales	$234,405	$234,655	$250
Income before income taxes	51,118	50,868	(250)
Income tax expense	10,830	10,769	(61)
Net income	40,287	40,099	(188)
Net income attributable to CSW Industrials, Inc.	40,287	40,099	(188)

Earnings per share attributable to CSW Industrials, Inc.
Basic	$2.68	$2.67	$(0.01)
Diluted	2.66	2.65	(0.01)

Consolidated Statements of Comprehensive Income
Net income	$40,287	$40,099	$(188)
Total comprehensive income attributable to CSW Industrials, Inc.	45,738	45,549	(189)

	Fiscal Year Ended March 31, 2020
(in thousands, except for per share amounts)	As Previously Reported Under LIFO	As Reported Under FIFO	Effect of Change
Consolidated Statement of Operations
Cost of sales	$208,821	$209,034	$213
Income before income taxes	57,601	57,388	(213)
Income tax expense	12,784	12,732	(52)
Net income	45,877	45,717	(160)
Net income attributable to CSW Industrials, Inc.	45,877	45,717	(160)

Earnings per share attributable to CSW Industrials, Inc.
Basic	$3.05	$3.04	$(0.01)
Diluted	3.02	3.01	(0.01)

Consolidated Statements of Comprehensive Income
Net income	$45,877	$45,717	$(160)
Total comprehensive income attributable to CSW Industrials, Inc.	45,160	45,000	(160)

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended March 31, 2022
(in thousands, except for per share amounts)	As Computed Under LIFO	As Reported Under FIFO	Effect of Change
Consolidated Balance Sheets
Inventories, net	$142,828	$150,114	$7,286
Deferred tax liabilities	60,962	62,810	1,848
Redeemable noncontrolling interest	15,464	15,325	(139)
Retained earnings	401,945	407,522	5,577

Consolidated Statement of Cash Flows
Net income	$65,318	$67,319	$2,001
Deferred income taxes	(3,981)	(3,261)	720
Provision for inventory reserves	4,274	1,553	(2,721)

	Fiscal Year Ended March 31, 2021
(in thousands, except for per share amounts)	As Previously Reported Under LIFO	As Reported Under FIFO	Effect of Change
Consolidated Balance Sheets
Inventories, net	$98,086	$102,651	$4,565
Deferred tax liabilities	66,052	67,180	1,128
Retained earnings	347,234	350,670	3,436

Consolidated Statement of Cash Flows
Net income	$40,287	$40,099	$(188)
Deferred income taxes	(1,737)	(1,798)	(61)
Provision for inventory reserves	1,308	1,558	250

	Fiscal Year Ended March 31, 2020
(in thousands, except for per share amounts)	As Previously Reported Under LIFO	As Reported Under FIFO	Effect of Change
Consolidated Balance Sheets
Inventories, net	$53,753	$58,567	$4,814
Deferred tax liabilities	3,848	5,037	1,189
Retained earnings	315,078	318,703	3,625

Consolidated Statement of Cash Flows
Net income	$45,877	$45,717	$(160)
Deferred income taxes	537	486	(51)
Provision for inventory reserves	(28)	184	212

As a result of the retrospective application of this change in accounting principle, the following financial statement line items within the unaudited quarterly condensed consolidated financial statements for fiscal 2022 and 2021 were adjusted, as follows:

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	June 30, 2021			June 30, 2020
(in thousands, except for per share amounts)	As Previously Reported Under LIFO	As Reported Under FIFO	Effect of Change	As Previously Reported Under LIFO	As Reported Under FIFO	Effect of Change
Consolidated Statement of Operations
Cost of sales	$92,668	$92,240	$(428)	$48,211	$48,355	$144
Income before income taxes	26,765	27,193	428	15,628	15,484	(144)
Income tax expense	6,401	6,507	106	3,668	3,633	(35)
Net income	20,363	20,686	323	11,960	11,852	(108)
Income attributable to redeemable noncontrolling interest	(315)	(224)	91	—	—	—
Net income attributable to CSW Industrials, Inc.	20,048	20,462	414	11,960	11,852	(108)

Earnings per share attributable to CSW Industrials, Inc.
Basic	$1.28	$1.30	$0.02	$0.81	$0.81	$—
Diluted	1.27	1.30	0.03	0.81	0.80	(0.01)

	Three Months Ended
	September 30, 2021			September 30, 2020
(in thousands, except for per share amounts)	As Previously Reported Under LIFO	As Reported Under FIFO	Effect of Change	As Previously Reported Under LIFO	As Reported Under FIFO	Effect of Change
Consolidated Statement of Operations
Cost of sales	$92,533	$92,333	$(200)	$56,204	$56,629	$425
Income before income taxes	24,329	24,529	200	21,536	21,111	(425)
Income tax expense	6,121	6,170	49	5,182	5,078	(104)
Net income	18,208	18,359	151	16,353	16,033	(320)
Income attributable to redeemable noncontrolling interest	(212)	(188)	24	—	—	—
Net income attributable to CSW Industrials, Inc.	17,995	18,171	176	16,353	16,033	(320)

Earnings per share attributable to CSW Industrials, Inc.
Basic	$1.14	$1.15	$0.01	$1.11	$1.09	$(0.02)
Diluted	1.14	1.15	0.01	1.10	1.08	(0.02)

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 31, 2021			December 31, 2020
(in thousands, except for per share amounts)	As Previously Reported Under LIFO	As Reported Under FIFO	Effect of Change	As Previously Reported Under LIFO	As Reported Under FIFO	Effect of Change
Consolidated Statement of Income
Cost of sales	$86,244	$84,943	$(1,301)	$50,594	$51,240	$646
Income before income taxes	10,837	12,139	1,302	3,056	2,410	(646)
Income tax expense	2,068	2,389	321	709	550	(159)
Net income	8,769	9,750	981	2,346	1,859	(487)
Income attributable to redeemable noncontrolling interest	(458)	(444)	14	—	—	—
Net income attributable to CSW Industrials, Inc.	8,311	9,306	995	2,346	1,859	(487)

Earnings per share attributable to CSW Industrials, Inc.
Basic	$0.53	$0.59	$0.06	$0.16	$0.12	$(0.04)
Diluted	0.52	0.59	0.07	0.16	0.12	(0.04)

	Three Months Ended
	March 31, 2022			March 31, 2021
(in thousands, except for per share amounts)	As Computed Under LIFO	As Reported Under FIFO	Effect of Change	As Previously Reported Under LIFO	As Reported Under FIFO	Effect of Change
Consolidated Statement of Income
Cost of sales	$101,749	$100,957	$(792)	$79,396	$78,430	$(966)
Income before income taxes	26,813	27,605	792	10,898	11,864	966
Income tax expense	8,835	9,080	245	1,270	1,507	237
Net income	17,979	18,525	546	9,628	10,356	728
Income attributable to redeemable noncontrolling interest	(88)	(79)	9	—	—	—
Net income attributable to CSW Industrials, Inc.	17,891	18,446	555	9,628	10,356	728

Earnings per share attributable to CSW Industrials, Inc.
Basic	$1.13	$1.17	$0.04	$0.62	$0.66	$0.04
Diluted	1.13	1.17	0.04	0.61	0.66	0.05

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Accounts receivable, net consists of the following (in thousands):

	March 31,
	2022	2021
Accounts receivable trade	$120,603	$93,366
Other receivables	3,378	4,244
	123,981	97,610
Less: Allowance for doubtful accounts	(1,177)	(915)
Accounts receivable, net	$122,804	$96,695

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,
	2022	2021
Land and improvements	$3,226	$3,168
Buildings and improvements	53,346	53,020
Plant, office and laboratory equipment	99,770	95,848
Construction in progress	11,083	3,462
	167,425	155,498
Less: Accumulated depreciation	(80,393)	(72,944)
Property, plant and equipment, net	$87,032	$82,554

Depreciation of property, plant and equipment was $11.6 million, $9.2 million and $7.9 million for the years ended March 31, 2022, 2021 and 2020, respectively. Of these amounts, cost of revenues includes $8.3 million, $7.1 million and $6.6 million, respectively.

Other assets consist of the following (in thousands):

	March 31,
	2022	2021
Right-of-use lease assets	$67,076	$61,707
Property held for investment (a)	418	967
Deferred income taxes	304	1,462
Long-term tax indemnification assets	7,500	7,500
Other	7,388	4,359
Other assets	$82,686	$75,995
(a) As of March 31, 2021, $0.5 million asset was held for sale in the "Elimination and Other" segment. This asset was reclassified to other current asset during the year ended March 31, 2022.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued and other current liabilities consist of the following (in thousands):

	March 31,
	2022	2021
Compensation and related benefits	$21,617	$19,120
Rebates and marketing agreements	16,340	9,031
Operating lease liabilities	9,269	8,063
Billings in excess of costs	1,026	1,018
Non-income taxes	1,949	1,593
Income taxes payable	4,266	3,755
Other accrued expenses	14,538	7,163
Accrued and other current liabilities	$69,005	$49,743

Other long-term liabilities consists of the following (in thousands):

	March 31,
	2022	2021*
Operating lease liabilities	$63,275	$56,709
Deferred income taxes	62,810	67,180
Tax Reserve	13,987	13,228
Other	234	736
Other long-term liabilities	$140,306	$137,853
*Years ended March 31, 2021 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

9. LONG-TERM DEBT AND COMMITMENTS

Debt consists of the following (in thousands):

	March 31,
	2022	2021
Revolving Credit Facility, interest rate of 1.95% and 2.11%, respectively	$243,000	$232,000
Whitmore term loan, interest rate of 2.45% and 2.11%, respectively	9,775	10,337
Total debt	252,775	242,337
Less: Current portion	(561)	(561)
Long-term debt	$252,214	$241,776

Revolving Credit Facility Agreement

On December 11, 2015, we entered into a five-year $250.0 million Revolving Credit Facility agreement (“Revolving Credit Facility”), with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The agreement was amended on September 15, 2017 to allow for multi-currency borrowing with a $125.0 million sublimit and to extend the maturity date to September 15, 2022. On December 1, 2020, the Company entered into an amendment to the Revolving Credit Facility to utilize the accordion feature, thus increasing the commitment from $250.0 million to $300.0 million, and hence eliminating the available incremental commitment by a corresponding amount. On March 10, 2021, the Revolving Credit Facility was amended to facilitate the formation and future operation of the joint venture discussed in Note 3.

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders, issuing banks and swingline lender party thereto. CSW Industrials Holdings, LLC, a wholly-owned subsidiary of the Company (the “Borrower”) is the borrower under the Second Credit Agreement. The Second Credit Agreement provides for a $400.0 million Revolving Credit Facility that contains a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. The Second Credit Agreement is scheduled to mature on May 18, 2026. Borrowings under the Second Credit

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement may be used for working capital and general corporate purposes, including, without limitation, for financing permitted acquisitions and fees and expenses incurred in connection therewith. The obligations of the Borrower under the Second Credit Agreement are guaranteed by the Company and all of its direct and indirect domestic subsidiaries. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Borrower and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

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

Borrowings under the Second Credit Agreement bear interest, at the Borrower’s option, at either base rate or LIBOR, plus, in either case, an applicable margin based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We also pay a commitment fee of an applicable margin based on the Company's leverage ratio for the unutilized portion of the Revolving Credit Facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date.

As of March 31, 2022 and 2021, we had $243.0 million and $232.0 million, respectively, in outstanding borrowings under the Facility, which resulted in a borrowing capacity of $157.0 million and $68.0 million, respectively, inclusive of the accordion feature. Covenant compliance is tested quarterly and we were in compliance with all covenants as of March 31, 2022.

Whitmore Term Loan

As of March 31, 2022, Whitmore Manufacturing, LLC (one of our wholly-owned operating subsidiaries) maintained a secured term loan related to the warehouse, corporate office building and remodel of the existing manufacturing and R&D facility. The term loan matures on July 31, 2029, with payments of $140,000 due each quarter. Borrowings under the term loan bear interest at a variable annual rate equal to one-month LIBOR plus 2.0%. As of March 31, 2022 and 2021, Whitmore had $9.8 million and $10.3 million, respectively, in outstanding borrowings under the term loan. Interest payments under the Whitmore term loan are hedged under an interest rate swap agreement as described in Note 11.

Future Minimum Debt Payments

Future minimum debt payments are as follows for years ending March 31 (in thousands):

2023	$561
2024	561
2025	561
2026	561
2027	243,561
Thereafter	6,970
Total	$252,775

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LEASES

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

We do not currently have any financing lease arrangements.

(in thousands)	March 31, 2022	March 31, 2021
Components of Operating Lease Expenses
Operating lease expense	$9,893	$5,243
Short-term lease expense	326	377
Total operating lease expense (a)	$10,219	$5,620
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	March 31, 2022	March 31, 2021
Operating Lease Assets and Liabilities
ROU assets, net (a)	$67,076	$61,707

Short-term lease liabilities	$9,269	$8,063
Long-term lease liabilities	63,275	56,709
Total operating lease liabilities (b)	$72,544	$64,772
(a) Included in other assets
(b) Included in accrued and other current liabilities and other long-term liabilities, as applicable

(in thousands)	March 31, 2022	March 31, 2021
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$9,974	$5,578
ROU assets obtained in exchange for new operating lease obligations	8,464	114
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	7.9	8.2
Weighted average discount rate (percent)	2.2%	2.6%

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of operating lease liabilities were as follows (in thousands):	(in thousands)
2023	$10,723
2024	10,640
2025	10,465
2026	10,142
2027	9,920
Thereafter	27,324
Total lease liabilities	$79,214
Less: Imputed interest	(6,670)
Present value of lease liabilities	$72,544

11. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of March 31, 2022 and 2021, we had $9.8 million and $10.3 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At March 31, 2022, the maximum remaining length of any interest rate swap contract in place was approximately 7.3 years.

The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	March 31,
	2022	2021
Current derivative liabilities	$109	$280
Non-current derivative liabilities	233	736

The impact of changes in the fair value of interest rate swaps is included in Note 19.

Current derivative assets are reported in our consolidated balance sheets in prepaid expenses and other current assets. Current and non-current derivative liabilities are reported in our consolidated balance sheets in accrued and other current liabilities and other long-term liabilities, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the years ended March 31, 2022, 2021 and 2020:

	March 31,
(amounts in thousands, except per share data)	2022	2021*	2020*
Income from continuing operations	$67,319	$40,099	$44,656
Income from discontinued operations, net of tax	—	—	1,061
Income attributable to redeemable noncontrolling interest	(934)	—	—
Net income attributable to CSW Industrials, Inc.	$66,385	$40,099	$45,717
Weighted average shares:
Common stock	15,646	14,919	14,928
Participating securities	109	96	111
Denominator for basic earnings per common share	15,755	15,015	15,039
Potentially dilutive securities	52	111	167
Denominator for diluted earnings per common share	15,807	15,126	15,206

Basic earnings per common share:
Continuing operations	$4.21	$2.67	$2.97
Discontinued operations	—	—	0.07
Net income attributable to CSW Industrials, Inc.	$4.21	$2.67	$3.04

Diluted earnings per common share:
Continuing operations	$4.20	$2.65	$2.94
Discontinued operations	—	—	0.07
Net income attributable to CSW Industrials, Inc.	$4.20	$2.65	$3.01
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

13. SHAREHOLDERS' EQUITY

Share Repurchase Programs

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year time period. On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced the previously announced $75.0 million program. Under the current repurchase program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration of December 31, 2022 for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. During the year ended March 31, 2022, we repurchased 126,115 shares for an aggregate amount of $14.4 million under the current repurchase program. During the year ended March 31, 2021, we repurchased 115,151 shares for an aggregate amount of $7.3 million under the prior $75.0 million program.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

On April 4, 2019, we announced we had commenced a dividend program and that our Board of Directors approved a regular quarterly dividend of $0.135 per share. On April 15, 2021, we announced a quarterly dividend increase to $0.15 per share. On April 14, 2022, we announced another quarterly dividend increase to $0.17 per share payable on May 13, 2022 to shareholders of record as of April 29, 2022. Any future dividends at the existing $0.17 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion. Total dividends of $9.5 million and $8.1 million were paid during the years ended March 31, 2022 and 2021, respectively.

14. FAIR VALUE MEASUREMENTS

The fair value of interest rate swaps discussed in Note 11 are determined using Level II inputs. The carrying value of our debt, included in Note 9, approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximated their fair values at March 31, 2022 and 2021 due to their short-term nature.

The redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. The redemption value of the redeemable noncontrolling interest is estimated using a discounted cash flow analysis, which requires management judgment with respect to future revenue, operating margins, growth rates and discount rates and is classified as Level III under the fair value hierarchy. The redemption value of the redeemable noncontrolling interest is discussed in Note 3.

15. RETIREMENT PLANS

We had a frozen qualified defined benefit pension plan (the “Qualified Plan”) that covered certain of our U.S. employees. The Qualified Plan was previously closed to employees hired or re-hired on or after January 1, 2015, and it was amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015. Benefits were based on years of service and an average of the highest five consecutive years of compensation during the last ten years of employment. The funding policy of the Qualified Plan was to contribute annual amounts that are currently deductible for federal income tax purposes. No contributions were made during the years ended March 31, 2022, 2021 or 2020. During the year ended March 31, 2018, we offered lump sum payments to terminated vested participants, representing approximately 16% of our liability. Approximately 67% of those participants accepted the lump sum offer for an aggregate payment of $7.3 million. During the six months ended September 30, 2019, we offered lump sum payments to eligible active and terminated vested participants, representing approximately 42% of our remaining liability. Approximately 74% of those participants accepted the lump sum offer for an aggregate payment of $17.0 million in August 2019. We entered into an annuity purchase contract for the remaining liability in September 2019, and terminated the Qualified Plan effective September 30, 2019. The termination initially required an additional contribution of $0.5 million, which was paid in September 2019, and resulted in an overall termination charge of $7.0 million ($5.4 million, net of tax) recorded in other (expense) income, net, due primarily to the recognition of expenses that were previously included in accumulated other comprehensive loss and the recognition of additional costs associated with the annuity purchase contract. After the participant data for the annuity purchase contract was finalized in the fiscal fourth quarter ended March 31, 2020, the Qualified Plan had excess funds of $0.5 million, which were distributed into the Defined Contribution Plan discussed below.

We maintain a frozen unfunded retirement restoration plan (the “Restoration Plan”) that is a non-qualified plan providing for the payment to participating employees, upon retirement, of the difference between the maximum annual payment permissible under the Qualified Plan pursuant to federal limitations and the amount that would otherwise have been payable under the Qualified Plan. The Restoration Plan was closed to new participants on January 1, 2015 and was amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015.

We maintain a registered defined benefit pension plan (the "Canadian Plan") that covers all of our employees based at our facility in Alberta, Canada. The plan was amended to freeze benefit accruals effective as of January 31, 2022. Employees were eligible for membership in the plan following the completion of one year of employment.  Benefits accrued to eligible employees based on years of service and an average of the highest 60 consecutive months of compensation during the last 10 consecutive years of employment.  Benefit eligibility typically occurs upon the first day of the month following an eligible employee’s reaching age 65, and plan benefits are typically paid monthly in advance for the lifetime of the participant.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plans described above (collectively, the "Plans") are presented in aggregate as the impact of the Restoration Plan and Canadian Plan to our consolidated financial position and results of operations is not material.

The following are assumptions related to the Plans:

	March 31,
	2022	2021	2020
Assumptions used to determine benefit obligations:
Discount rate	4.0%	3.3%	3.6%
Rate of compensation increases (a)	—%	3.0%	3.0%
Assumptions used to determine net pension expense:
Discount rate	3.3%	3.6%	4.0%
Expected return on plan assets	4.8%	4.8%	4.8%
Rate of compensation increases (b)	3.0%	3.0%	3.0%
(a) Rate of compensation increase is not relevant to the Restoration Plan and the Canadian Plan due to freezing benefit accruals.
(b)    Rate of compensation increase is no longer relevant to the Restoration Plan due to freezing benefit accruals. Rate of compensation increase of $3.0% was used to determine the fiscal 2022 expenses for the Canadian Plan.

The factors used in determination of these assumptions are described in Note 1.

Net pension (benefit) expense for the Plans was:

	Year Ended March 31,
(in thousands)	2022	2021	2020
Service cost – benefits earned during the year	$43	$40	$71
Interest cost on projected benefit obligation	138	144	1,136
Expected return on assets	(120)	(96)	(1,361)
Net amortization and deferral	69	74	56
Pension plan termination (a)	—	—	6,472
Curtailment impact	(30)	—	—
Net pension expense	$100	$162	$6,374
(a) Reflects impact of the termination of the Qualified Plan.

No estimated prior service costs or net loss for the Plans will be amortized from accumulated other comprehensive loss into pension expense in the year ended March 31, 2023.

The following is a summary of the changes in the Plans' pension obligations:

	March 31,
(in thousands)	2022	2021
Benefit obligation at beginning of year	$4,291	$3,880
Service cost	43	40
Interest cost	138	144
Actuarial gain	(330)	212
Benefits paid	(216)	(265)
Curtailment impact	(342)	—
Currency translation impact	12	280
Benefit obligation at end of year	$3,596	$4,291
Accumulated benefit obligation	$3,596	$3,990

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Plans' assets:

	March 31,
(in thousands)	2022	2021
Fair value of plan assets at beginning of year	$2,492	$1,898
Actual return on plan assets	(6)	441
Benefits paid	(110)	(159)
Company contributions	79	69
Currency translation impact	11	243
Fair value of plan assets at end of year	$2,466	$2,492

We contributed $0.1 million to the Canadian Plan in the year ended March 31, 2022. No contribution will be made in the year ending March 31, 2023 due to the freezing of benefits and the funded position as at March 31, 2022.

The following summarizes the net pension asset for the Plans

	March 31,
(in thousands)	2022	2021
Plan assets at fair value	$2,466	$2,492
Benefit obligation	(3,596)	(4,291)
Unfunded status	$(1,130)	$(1,799)

The following summarizes amounts recognized in the balance sheets for the Plans:

	March 31,
(in thousands)	2022	2021
Current liabilities	$(103)	$(104)
Noncurrent liabilities	(1,027)	(1,695)
Unfunded status	$(1,130)	$(1,799)

The following table presents the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in the benefit obligation:

	March 31,
(in thousands)	2022	2021
Accumulated other comprehensive loss at beginning of year	$(799)	$(871)
Amortization of net loss	59	62
Amortization of prior service cost	(5)	(31)
Curtailment impact	311	—
Net gain arising during the year	154	96
Currency translation impact	(86)	(55)
Accumulated other comprehensive loss at end of year	$(366)	$(799)

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recorded in accumulated other comprehensive loss consist of:

	March 31,
(in thousands)	2022	2021
Net prior service cost	$—	$27
Net loss	(366)	(826)
Accumulated other comprehensive loss	$(366)	$(799)

The Canadian Plan accounts for 100% of total assets, and has investments of $2.5 million primarily in high-quality fixed income securities (Level II inputs in the fair value hierarchy) that are issued by governments and corporations. The actual asset allocations for the Plans were as follows:

	March 31,
Asset category	2022	2021
Fixed income securities	99%	—%
Other	—%	100%
Cash and cash equivalents	1%	—%
Total	100%	100%

The following table summarizes the expected cash benefit payments for the Plans for fiscal years ending March 31 (in millions):

2023	$0.2
2024	0.2
2025	0.2
2026	0.2
2027	0.2
Thereafter	1.1

Defined Contribution Plan

Effective October 1, 2015, we began to sponsor a defined contribution plan covering substantially all of our U.S. employees. Employees may contribute to this plan, and these contributions are matched 100% by us up to 6.0% of eligible earnings. We also contribute an additional percentage of eligible earnings to employees regardless of their level of participation in the plan, which is discretionary and varies based on profitability. We made total contributions to the plan of $4.8 million and $3.9 million during the years ended March 31, 2022 and 2021, respectively.

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

We recorded total contributions to the ESOP of $2.3 million, $3.6 million and $3.2 million during the years ended March 31, 2022, 2021 and 2020, respectively, based on performance in the prior year. During the year ended March 31, 2022, $3.0 million was recorded to expense based on performance in the year ended March 31, 2022 and is expected to be contributed to the ESOP during the year ending March 31, 2023.

The ESOP held 549,863 and 628,289 shares of CSWI common stock as of March 31, 2022 and 2021, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. INCOME TAXES

Income from continuing operations before income taxes was comprised of the following (in thousands):

	Year Ended March 31,
	2022	2021*	2020*
U.S. Federal	$87,607	$48,142	$53,733
Foreign	3,858	2,726	3,655
Income before income taxes	$91,465	$50,868	$57,388
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

Income tax expense consists of the following (in thousands):

For the year ended:	Current	Deferred	Total
March 31, 2022
U.S. Federal	$20,139	$(1,578)	$18,561
State and local	5,271	761	6,032
Foreign	638	(1,085)	(447)
Provision for income taxes	$26,048	$(1,902)	$24,146
March 31, 2021*
U.S. Federal	$6,773	$(1,211)	$5,562
State and local	3,561	(500)	3,061
Foreign	1,641	505	2,146
Provision for income taxes	$11,975	$(1,206)	$10,769
March 31, 2020*
U.S. Federal	$8,466	$621	$9,087
State and local	1,999	(100)	1,899
Foreign	1,968	(222)	1,746
Provision for income taxes	$12,433	$299	$12,732
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0% to income from continuing operations before income taxes as a result of the following (in thousands):

	Year Ended March 31,
	2022	2021*	2020*
Computed tax expense at statutory rate	$19,206	$10,674	$12,044
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefits	4,765	2,419	1,943
Nondeductible executive compensation	992	248	—
Vesting of stock-based compensation	(1,916)	(741)	(542)
Amended return items (pension and foreign withholding)	—	—	975
IRS audit adjustments	—	—	502
Global intangible low-taxed income ("GILTI") inclusion and foreign-derived intangible income ("FDII") deduction	(522)	440	124
Foreign rate differential	91	85	84
Uncertain tax positions	759	(4,717)	(1,615)
Other permanent differences	(143)	1,931	(4)
Foreign tax credits	(450)	(554)	(479)
Valuation allowance	379	—	—
Repatriation tax, net of tax credit	170	822	—
Other, net	815	162	(300)
Provision for income taxes continuing operations	$24,146	$10,769	$12,732
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

The effective tax rates for the years ended March 31, 2022, 2021 and 2020 were 26.4%, 21.2% and 22.2%, respectively. As compared with the statutory rate for the year ended March 31, 2022, the provision for income taxes was primarily impacted by state tax expense (net of federal benefits), which increased the provision by $4.8 million and effective rate by 5.2%, executive compensation limitation, which increased the provision by $1.0 million and the effective tax rate by 1.1% and a net increase in uncertain tax positions, which increased the provision by $0.8 million and the effective rate by 0.8%. This was offset by tax benefits related to the restricted stock vesting, which decreased the provision by $1.9 million and the effective tax rate by 2.1%.

As compared with the statutory rate for the year ended March 31, 2021, the provision for income taxes was primarily impacted by the state tax expense, which increased the provision by $2.4 million and the effective rate by 4.8%, the additional non-deductible expenses, which increased the provision by $1.9 million and the effective rate by 2.1%, and the release of uncertain tax positions, which decreased the provision by $4.7 million and the effective rate by 9.3%.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2022 and 2021 are presented below (in thousands):

	March 31,
	2022	2021*
Deferred tax assets:
Operating lease liabilities	$17,774	$14,680
Accrued compensation	4,826	3,878
Impairment	15	386
Pension and other employee benefits	412	313
Inventory reserves	3,720	1,330
Net operating loss carryforwards	145	145
Accrued expenses	1,010	244
Foreign tax credit carry-forward	379	130
State R&D credit carry-forward	75	120
Transaction Costs	714	630
Other, net	1,477	1,455
Deferred tax assets	30,547	23,311
Valuation allowance	(524)	(145)
Deferred tax assets, net of valuation allowance	30,023	23,166
Deferred tax liabilities:
Goodwill and intangible assets	(64,903)	(65,070)
Property, plant and equipment	(8,242)	(7,816)
Operating lease - ROU assets	(16,364)	(13,631)
Repatriation reserve	(1,034)	(942)
Other, net	(1,986)	(1,425)
Deferred tax liabilities	(92,529)	(88,884)
Net deferred tax liabilities	$(62,506)	$(65,718)
*Year ended March 31, 2021 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

As the assets and liabilities of our discontinued Coatings business discussed in Note 4 reside in a disregarded entity for tax purposes, the tax attributes associated with the operations of our Coatings business ultimately flow through to our corporate parent, which files a consolidated federal return. Therefore, corresponding deferred tax assets or liabilities expected to be substantially realized by our corporate parent have been reflected above as assets of our continuing operations and have not been allocated to the balances of assets or liabilities of our discontinued operations disclosed in Note 4.
As of both March 31, 2022 and 2021, we had no tax effected net operating loss carryforwards, net of valuation allowances. Net operating loss carryforwards will expire in periods beyond the next 5 years.

Certain earnings of foreign subsidiaries continue to be permanently invested outside of the United States. The earnings related to these foreign subsidiaries for which taxes are not being provided are $16.6 million. The calculation of the taxes on these undistributed earnings are impracticable because it is unknown how these earnings would be distributed.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	March 31,
	2022	2021
Balance at beginning of year	$10,212	$498
Increases related to prior year tax positions	—	13,895
Decreases related to prior year tax positions	(314)	(4,215)
Increases related to current year tax positions	36	34
Balance at end of year	$9,934	$10,212

During the year ended March 31, 2022, we released a $0.3 million reserve related to positions taken on tax returns for which the statute has expired, and accrued interest and penalties of $0.6 million and $0.5 million, respectively.

During the year ended March 31, 2021, we recorded total tax contingency reserves of $17.3 million, including unrecognized tax benefit of $13.6 million, accrued interest and penalty of $1.4 million and $2.3 million, respectively, through purchase accounting as a result of the TRUaire acquisition discussed in Note 2. During the three months ended March 31, 2021, a tax benefit of $5.3 million, including release of accrued interest ($0.6 million) and penalty ($0.6 million), was recognized through the income statement as a result of receiving the audit closing letter from Internal Revenue Service related to calendar 2017. For the year ended March 31, 2021, we recorded an additional net tax contingency reserve of $0.2 million, accrued interest of $0.1 million and accrued penalty of $0.2 million.

Our federal income tax returns for the years ended March 31, 2021, 2020 and 2019 remain subject to examination. Our income tax returns for TRUaire's pre-acquisiton periods including calendar years 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

17. RELATED PARTY TRANSACTIONS

We had no related party transactions in the three years ended March 31, 2022, 2021 and 2020.

18. CONTINGENCIES

From time to time, we are involved in various claims and legal actions which arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands).

	March 31,
	2022	2021
Currency translation adjustments:
Balance at beginning of period	$(4,394)	$(9,185)
Foreign currency translation adjustments	(44)	4,791
Balance at end of period	$(4,438)	$(4,394)
Interest rate swaps:
Balance at beginning of period	$(803)	$(1,390)
Unrealized gain, net of taxes of $(82) and $(96), respectively (a)	309	362
Reclassification of losses included in interest expense, net of taxes of $(60) and $(60), respectively	224	225
Other comprehensive income	533	587
Balance at end of period	$(270)	$(803)
Defined benefit plans:
Balance at beginning of period	$(799)	$(871)
Amortization of net prior service benefit, net of taxes of $1 and $8, respectively (b)	(5)	(31)
Amortization of net loss, net of taxes of $(16) and $(16), respectively (b)	59	62
Net gain arising during the year, net of taxes of $(41) and $(26), respectively (b)	154	96
Curtailment impact, net of taxes of $(83) and $0, respectively (b)	311	—
Currency translation impact	(86)	(55)
Other comprehensive income	433	72
Balance at end of period	$(366)	$(799)
(a) Unrealized gains are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of less than $0.1 million, net of deferred taxes, over the next twelve months related to a designated cash flow hedge based on its fair value as of March 31, 2022.
(b) Amortization of prior service costs and actuarial losses out of accumulated other comprehensive loss are included in the computation of net periodic pension expense. See Note 15 for additional information.

20. REVENUE RECOGNITION

We conduct our operations in three reportable segments: Contractor Solutions, Engineered Building Solutions and Specialized Reliability Solutions. With the adoption of ASC Topic 606, we have concluded that the disaggregation of revenues that would be most useful in understanding the nature, timing and extent of revenue recognition is the breakout of build-to-order and book-and-ship, as defined below:

Build-to-order products are architecturally-specified building products generally sold into the construction industry. Revenue generated from sales of products under build-to-order transactions are currently reflected in the results of our Engineered Building Solutions segment. Occasionally, our built-to-order business lines enter into arrangements for the delivery of a customer-specified product and the provision of installation services. These orders are generally negotiated as a package and are commonly subject to retainage by the customer, which means the final 10% of the transaction price, when applicable, is not collectible until the overall construction project into which our products are incorporated is complete. The lead times for transfer to the customer can be up to 12 weeks. Revenue for goods is recognized at a point in time, but installation services are recognized over time as those services are performed. Installation services represented approximately 3% of total consolidated revenue for the year ended March 31, 2022.

Book-and-ship products are sold across all of our end markets. Revenue generated from sales of products under book-and-ship transactions have historically been presented in the Contractor Solutions, Engineered Building Solutions and

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specialized Reliability Solutions. These sales are typically priced on a product-by-product basis using price lists provided to our customers. The lead times for transfer to the customer is usually one week or less as these items are generally built to stock. Revenue for products sold under these arrangements is recognized at a point in time.

Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Year Ended March 31, 2022
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$88,690	$—	$88,690
Book-and-ship	413,207	8,606	115,932	537,745
Net revenues	$413,207	$97,296	$115,932	$626,435

	Year Ended March 31, 2021
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$87,057	$—	$87,057
Book-and-ship	245,232	8,615	78,301	332,148
Net revenues	$245,232	$95,672	$78,301	$419,205

	Year Ended March 31, 2020
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$82,357	$—	$82,357
Book-and-ship	190,421	8,524	104,569	303,514
Net revenues	$190,421	$90,881	$104,569	$385,871

Contract liabilities, which are included in accrued and other current liabilities in our consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2021	$1,018
Revenue recognized	(971)
New contracts and revenue added to existing contracts	979
Balance at March 31, 2022	$1,026

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. SEGMENTS

During the quarter ended June 30, 2021, we revised our segment structure to align with how our chief operating decision maker (who was determined to be our Chief Executive Officer) views our business, assesses performance and allocates resources to our business components. Effective April 1, 2021, following the completion of various strategic transactions including the acquisition of TRUaire and the formation of the Whitmore JV, our business is organized into three reportable segments:
•Contractor Solutions
•Engineered Building Solutions; and
•Specialized Reliability Solutions.

The following is a summary of the financial information of our reporting segments reconciled to the amounts reported in the consolidated financial statements (in thousands).

Year Ended March 31, 2022
(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$413,207	$97,296	$115,932	$626,435	$—	$626,435
Intersegment revenue	3,280	—	110	3,390	(3,390)	—
Operating income	96,115	11,101	9,007	116,223	(18,843)	97,380
Depreciation and amortization	27,879	2,063	6,016	35,958	450	36,408

Year Ended March 31, 2021*
(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$245,232	$95,672	$78,301	$419,205	$—	$419,205
Intersegment revenue	296	—	64	360	(360)	—
Operating income	59,007	14,066	581	73,654	(14,434)	59,220
Depreciation and amortization	14,415	2,014	5,744	22,173	545	22,718

Year Ended March 31, 2020*
(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$190,421	$90,881	$104,569	$385,871	$—	$385,871
Intersegment revenue	275	—	72	347	(347)	—
Operating income	58,236	14,278	7,690	80,204	(14,350)	65,854
Depreciation and amortization	5,887	2,074	6,181	14,142	494	14,636
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

In the fiscal quarter ended March 31, 2020, we recorded an impairment of $1.0 million on one of our unamortized trademarks in our Contractor Solutions segment.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TOTAL ASSETS
(Amounts in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
March 31, 2022	$782,267	$74,397	$126,380	$983,044	$12,316	$995,360
March 31, 2021*	687,508	67,281	111,493	866,282	13,240	879,522
March 31, 2020*	161,508	68,752	118,927	349,187	24,872	374,059
*Years ended March 31, 2021 and 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

Geographic information – We attribute revenues to different geographic areas based on the destination of the product or service delivery. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes. No individual country, except for the U.S., accounted for more than 10% of consolidated net revenues or total long-lived assets.

Revenues and long-lived assets by geographic area are as follows (in thousands, except percent data):

	Year Ended March 31,
	2022		2021		2020
U.S.	$559,296	89.3%	$367,169	87.6%	$323,000	83.7%
Non-U.S. (a)	67,139	10.7%	52,036	12.4%	62,871	16.3%
Revenues, net	$626,435	100.0%	$419,205	100.0%	$385,871	100.0%
(a) No individual country within this group represents 10% or more of consolidated totals for any period presented.

	Year Ended March 31,
	2022		2021		2020
U.S.	$651,477	93.7%	$617,258	93.5%	$196,679	89.7%
Non-U.S.	43,736	6.3%	43,146	6.5%	22,521	10.3%
Long-lived assets (a)	$695,213	100.0%	$660,404	100.0%	$219,200	100.0%
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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly data for the years ended March 31, 2022 and 2021 (amounts in millions, except per share data):

	Year Ended March 31, 2022
Quarter	4th	3rd	2nd	1st
Revenues, net	$173.3	$136.3	$155.6	$161.3
Gross profit	72.3	51.3	63.3	69.0
Income before income taxes	27.6	12.1	24.5	27.2
Net income	18.5	9.7	18.4	20.7
Net income attributable to CSW Industrials, Inc.	18.4	9.3	18.2	20.5
Earnings per share attributable to CSW Industrials, Inc. (a)
Basic	$1.17	$0.59	$1.15	$1.30
Diluted	1.17	0.59	1.15	1.30

	Year Ended March 31, 2021*
Quarter	4th	3rd	2nd	1st
Revenues, net	$133.4	$89.9	$104.9	$91.0
Gross profit	54.9	38.7	48.3	42.6
Income before income taxes	11.9	2.4	21.1	15.5
Net income	10.4	1.9	16.0	11.9
Net income attributable to CSW Industrials, Inc.	10.4	1.9	16.0	11.9
Earnings per share attributable to CSW Industrials, Inc. (a)
Basic	$0.66	$0.12	$1.09	$0.81
Diluted	0.66	0.12	1.08	0.80
*Year ended March 31, 2021 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.
(a) Net earnings per common share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.
No significant pre-tax adjustments were recorded in the quarter ended March 31, 2022. Significant pre-tax adjustments recorded in the quarter ended March 31, 2021 included transaction expenses ($0.8 million), an indemnification expense ($5.0 million) related to the TRUaire acquisition within our Contractor Solutions segment and the formation of a joint venture within our Specialized Reliability Solutions segment ($1.6 million).

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2022, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022 as required by Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of March 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with guidance issued by the SEC, recently acquired businesses may be excluded from management's assessment of the effectiveness of the Company's internal control over financial reporting in the year of acquisition. Accordingly, management excluded the Shoemaker acquisition from management's assessment of the effectiveness of the Company's internal control over financial reporting from the December 15, 2021 acquisition date, which excluded total assets and total net revenues representing approximately 5% and 1%, respectively, of the Company's related consolidated financial statement amounts as of and for the year ended March 31, 2022. Based on this assessment, our management has concluded that as of March 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2022, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2022, and our report dated May 18, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Shoemaker Manufacturing LLC (“Acquired Entity”) whose financial statements reflect total assets and revenues constituting 5% and 1%, respectively of the related consolidated financial statement amounts as of and for the year ended March 31, 2022. As indicated in Management’s Report on Internal Control over Financial Reporting, the Acquired Entity was acquired on December 15, 2021. Management’s assertion of the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the Acquired Entity.

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
May 18, 2021

ITEM 9B: OTHER INFORMATION

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2022.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2022.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2022.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2022.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2022.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	41
CSW Industrials, Inc. Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2022 and 2021	43
For each of the three years in the period ended March 31, 2022:
Consolidated Statements of Operations	44
Consolidated Statements of Comprehensive Income	45
Consolidated Statements of Equity	46
Consolidated Statements of Cash Flows	47
Notes to Consolidated Financial Statements	48
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
4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on May 20, 2020)

10.1
Second Amended and Restated Credit Facility Agreement, dated May 18, 2021, by and among CSW Industrials Holdings, LLC, CSW Industrials, Inc., the other Loan Parties party thereto, the other lenders party thereto, and JPMorgan Chase Bank, N.A., individually and in its capacity as the Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 4, 2021)

10.2
Registration Rights Agreement, dated December 15, 2020, by and among CSW Industrials, Inc. and the Sellers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 16, 2020)

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

10.11	CSW Industrials, Inc. Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016) +
18.1*	Preferability Letter of Independent Registered Public Accounting Firm
21.1*	List of subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Management contracts and compensatory plans required to be filed as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 18, 2022	CSW INDUSTRIALS, INC.

	By:	/s/ Joseph B. Armes
Joseph B. Armes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph B. Armes	Chief Executive Officer	May 18, 2022
Joseph B. Armes	(Principal Executive Officer)

/s/ James E. Perry	Chief Financial Officer	May 18, 2022
James E. Perry	(Principal Financial and Accounting Officer)

/s/ Michael R. Gambrell	Director	May 18, 2022
Michael R. Gambrell

/s/ Bobby Griffin	Director	May 18, 2022
Bobby Griffin

/s/ Terry L. Johnston	Director	May 18, 2022
Terry L. Johnston

/s/ Linda A. Livingstone	Director	May 18, 2022
Linda A. Livingstone, Ph.D.

/s/ Robert M. Swartz	Director	May 18, 2022
Robert M. Swartz

/s/ J. Kent Sweezey	Director	May 18, 2022
J. Kent Sweezey

/s/ Debra L. von Storch	Director	May 18, 2022
Debra L. von Storch