Form 10-Q
period 2022-06-30
CSW INDUSTRIALS, INC.
filed 2022-08-05
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 1, 2022, there were 15,427,373 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands, except per share amounts)	2022	2021*
Revenues, net	$199,934	$161,266
Cost of revenues	(113,509)	(92,240)
Gross profit	86,425	69,026
Selling, general and administrative expenses	(45,552)	(40,124)
Operating income	40,873	28,902
Interest expense, net	(1,784)	(1,538)
Other income (expense), net	169	(172)
Income before income taxes	39,258	27,192
Provision for income taxes	(9,620)	(6,507)
Net income	29,638	20,685
Less: Income attributable to redeemable noncontrolling interest	(195)	(224)
Net income attributable to CSW Industrials, Inc.	$29,443	$20,461

Net income per share attributable to CSW Industrials, Inc.
Basic	$1.88	$1.30
Diluted	$1.88	$1.30

Weighted average number of shares outstanding:
Basic	15,643	15,715
Diluted	15,652	15,781
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2022	2021*
Net income	$29,638	$20,685
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,278)	489
Cash flow hedging activity, net of taxes of $(67) and $29, respectively	253	(109)
Pension and other postretirement effects, net of taxes of $(1) and $(2), respectively	3	7
Other comprehensive income (loss)	(2,022)	387
Comprehensive income	$27,616	$21,072
Less: Comprehensive income attributable to redeemable noncontrolling interest	(195)	(224)
Comprehensive income attributable to CSW Industrials, Inc.	$27,421	$20,848
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share amounts)	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,519	$16,619
Accounts receivable, net of allowance for expected credit losses of $1,354 and $1,177, respectively	143,874	122,804
Inventories, net	161,463	150,114
Prepaid expenses and other current assets	10,074	10,610
Total current assets	330,930	300,147
Property, plant and equipment, net of accumulated depreciation of $83,485 and $80,393, respectively	85,627	87,032
Goodwill	224,055	224,658
Intangible assets, net	295,318	300,837
Other assets	81,993	82,686
Total assets	$1,017,923	$995,360

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$51,826	$47,836
Accrued and other current liabilities	69,427	69,005
Current portion of long-term debt	561	561
Total current liabilities	121,814	117,402
Long-term debt	273,074	252,214
Retirement benefits payable	1,060	1,027
Other long-term liabilities	139,735	140,306
Total liabilities	535,683	510,949
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	15,520	15,325
Equity:
Common shares, $0.01 par value	162	162
Shares authorized – 50,000
Shares issued – 16,328 and 16,283, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	116,305	112,924
Treasury shares, at cost (853 and 576 shares, respectively)	(76,925)	(46,448)
Retained earnings	434,274	407,522
Accumulated other comprehensive loss	(7,096)	(5,074)
Total equity	466,720	469,086
Total liabilities, redeemable noncontrolling interest and equity	$1,017,923	$995,360
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2022	$162	$(46,448)	$112,924	$407,522	$(5,074)	$469,086
Share-based compensation	—	—	2,284	—	—	2,284
Stock activity under stock plans	—	(2,002)	—	—	—	(2,002)
Reissuance of treasury shares	—	2,016	1,075	—	—	3,091
Repurchase of common shares	—	(30,491)	—	—	—	(30,491)
Net income	—	—	—	29,443	—	29,443
Dividends	—	—	22	(2,691)	—	(2,669)
Other comprehensive income, net of tax	—	—	—	—	(2,022)	(2,022)
Balance at June 30, 2022	$162	$(76,925)	$116,305	$434,274	$(7,096)	$466,720

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings*	Accumulated Other Comprehensive Loss	Total*
Balance at March 31, 2021	$161	$(34,075)	$104,690	$350,670	$(5,996)	$415,450
Share-based compensation	—	—	1,888	—	—	1,888
Stock activity under stock plans	—	(3,168)	(1)	—	—	(3,169)
Reissuance of treasury shares	—	1,375	936	—	—	2,311
Net income	—	—	—	20,461	—	20,461
Dividends	—	—	19	(2,377)	—	(2,358)
Other comprehensive income, net of tax	—	—	—	—	387	387
Balance at June 30, 2021	$161	$(35,868)	$107,532	$368,754	$(5,609)	$434,970

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2022	2021*
Cash flows from operating activities:
Net income	$29,638	$20,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,273	3,059
Amortization of intangible and other assets	5,340	9,235
Provision for inventory reserves	1,667	526
Provision for doubtful accounts	1,060	202
Share-based and other executive compensation	2,284	1,888
Net gain on disposals of property, plant and equipment	(5)	1
Net pension benefit	49	36
Net deferred taxes	310	81
Changes in operating assets and liabilities:
Accounts receivable	(21,044)	(16,164)
Inventories	(15,020)	(11,742)
Prepaid expenses and other current assets	458	(344)
Other assets	81	270
Accounts payable and other current liabilities	8,426	10,865
Retirement benefits payable and other liabilities	296	332
Net cash provided by operating activities	16,813	18,930
Cash flows from investing activities:
Capital expenditures	(2,015)	(1,079)
Proceeds from sale of assets	20	8
Cash paid for acquisitions	(2,000)	1,375
Net cash provided by (used in) investing activities	(3,995)	304
Cash flows from financing activities:
Borrowings on line of credit	34,797	12,000
Repayments of line of credit and term loan	(13,937)	(23,140)
Payments of deferred loan costs	—	(2,328)
Purchase of treasury shares	(31,398)	(3,168)
Proceeds from acquisition of redeemable noncontrolling interest shareholder	—	5,293
Dividends	(2,670)	(2,358)
Net cash used in financing activities	(13,208)	(13,701)
Effect of exchange rate changes on cash and equivalents	(710)	57
Net change in cash and cash equivalents	(1,100)	5,590
Cash and cash equivalents, beginning of period	16,619	10,088
Cash and cash equivalents, end of period	$15,519	$15,678
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, energy, rail, mining and general industrial. Our manufacturing operations are concentrated in the United States (“U.S.”), Canada and Vietnam, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including Australia, Canada, the U.K. and the U.S.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair, overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5®, Kopr-Kote®, KATS Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze®, Greco®, TRUaire® and Shoemaker Manufacturing®.

During the three months of our prior fiscal year ended June 30, 2021, the COVID-19 pandemic had an indirect impact on our operations including material and freight cost inflation, supply chain disruptions and freight delays, driven by numerous factors including government actions, labor supply shortages and recovering demand. In addition, COVID-19 and its indirect effects also contributed to increased demand in certain parts of our business, including the HVAC/R end market. During the three months of our current fiscal year ended June 30, 2022, the direct impact of the COVID-19 pandemic on our consolidated operating results was immaterial as economic activities recovered and the effects of the pandemic lessened. During the three months ended June 30, 2022, material costs stabilized and freight costs and delays improved when compared to the three months ended March 31, 2022; we also continued our pricing initiatives, that began in the three months ended March 31, 2021, to address the indirect impact from COVID-19. We expect material and freight cost volatility, supply chain uncertainty and freight delays to continue in the near-term.

The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, the ultimate duration and scope of the pandemic, its impact on our employees, customers and suppliers, the broader implications of the macro-economic recovery on our business, and the extent to which normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the future impact of the COVID-19 pandemic at this time.

We are closely monitoring the Russian invasion of Ukraine and its global impacts. We have no operations, employees or assets in Russia, Belarus or Ukraine, nor do we source goods or services of any material amount from those countries, whether directly or indirectly. Shortly after the Russian invasion of Ukraine began in February 2022, we indefinitely suspended all commercial activities in Russia. Additionally, during the quarter ended June 30, 2022, we had no sales into Belarus or Ukraine. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity ("VIE") for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of June 30, 2022, and the results of operations for the three-month periods ended June 30, 2022 and 2021. All adjustments are of a normal, recurring nature.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CSWI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “Annual Report”).

Accounting Policies

We have consistently applied the accounting policies described in our Annual Report in preparing these condensed consolidated financial statements.

Accounting Developments

Pronouncements Implemented

In October 2021, the FASB issued ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This update improves comparability for both the recognition and measurement of acquired customer revenue contracts at the date of and after a business combination. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company early adopted the ASU 2021-08 on a prospective basis on April 1, 2022 and did not have a material impact on our condensed consolidated financial statements.

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

2. ACQUISITIONS

Shoemaker Manufacturing, LLC

On December 15, 2021, we acquired 100% of outstanding equity of Shoemaker Manufacturing, LLC (“Shoemaker”), based in Cle Elum, Washington, for an aggregate purchase price of $43.5 million, including preliminary working capital and closing cash adjustments and contingent consideration. Shoemaker offers high-quality customizable GRD for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S. The aggregate purchase price was comprised of cash consideration of $38.5 million (including $1.2 million cash acquired), 25,483 shares of the Company's common stock valued at $3.0 million at transaction close and additional contingent consideration of $2.0 million based on Shoemaker meeting a defined financial target during the quarter ended March 31, 2022. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility. The 25,483 shares of common stock delivered to the sellers as consideration were issued from treasury shares. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a current liability of $2.0 million and was determined using a scenario-based analysis on forecasted future results. In May 2022, the full contingent consideration amount of $2.0 million was remitted to the sellers due to the performance obligation being met.

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

June 30, 2022
Cash	$2,389
Accounts receivable, net	10,221
Inventories, net	1,630
Prepaid expenses and other current assets	429
Property, plant and equipment, net	7,819
Intangible assets, net	7,086
Other assets	106
Total assets	$29,680

Accounts payable	$5,566
Accrued and other current liabilities	1,196
Other long-term liabilities	36
Total liabilities	$6,798

During the three months ended June 30, 2022, the Whitmore JV generated net income of $0.4 million.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member after three years from the Whitmore JV's formation, subject to certain timing restrictions. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the three-month period ended June 30, 2022 were as follows (in thousands):

Balance at March 31, 2022	$15,325
Net income attributable to redeemable noncontrolling interest	195
Balance at June 30, 2022	$15,520

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2022	March 31, 2022
Raw materials and supplies	$51,602	$46,136
Work in process	6,044	7,471
Finished goods	109,614	100,792
Total inventories	167,260	154,399
Less: Obsolescence reserve	(5,797)	(4,285)
Inventories, net	$161,463	$150,114

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of June 30, 2022 and March 31, 2022 were as follows (in thousands):

	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Balance at March 31, 2022	$190,152	$25,007	$9,499	$224,658
Currency translation	(72)	(269)	(262)	(603)
Balance at June 30, 2022	$190,080	$24,738	$9,237	$224,055

The following table provides information about our intangible assets (in thousands, except years):

		June 30, 2022		March 31, 2022
	Weighted Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$9,415	$(8,141)	$9,417	$(8,065)
Customer lists and amortized trademarks	14	297,275	(66,035)	297,909	(61,368)
Non-compete agreements	5	870	(225)	939	(258)
Other	8	4,823	(3,743)	5,123	(3,957)
		$312,383	$(78,144)	$313,388	$(73,648)
Trade names and trademarks not being amortized:		$61,079	$—	$61,097	$—

Amortization expenses for the three months ended June 30, 2022 and 2021 were $5.2 million and $9.1 million (including the amortization of inventory purchase accounting adjustment of $3.9 million), respectively. The following table shows the estimated future amortization for intangible assets, as of June 30, 2022, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2023	$13,376
2024	18,403
2025	17,668
2026	17,062
2027	16,294
Thereafter	151,436
Total	$234,239

6. SHARE-BASED COMPENSATION

Refer to Note 6 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of June 30, 2022, 470,524 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Share-based compensation expense	$2,284	$1,888
Related income tax benefit	(571)	(453)
Net share-based compensation expense	$1,713	$1,435

Stock option activity was as follows:

	Three Months Ended June 30, 2022
	Number of Shares	Weighted Average Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2022	10,800	$25.23
Exercised	—	—
Outstanding at June 30, 2022	10,800	25.23	2.2	$1.0
Exercisable at June 30, 2022	10,800	$25.23	2.2	$1.0

All compensation costs related to stock options were recognized prior to April 1, 2019. No options were granted or vested during the three months ended June 30, 2022 and 2021.

Restricted share activity was as follows:

	Three Months Ended June 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2022:	228,331	$126.02
Granted	44,424	158.76
Vested	(46,194)	78.20
Canceled	(2,166)	99.51
Outstanding at December 31, 2021	224,395	$134.31

During the three months ended June 30, 2021, Joe Armes, the Company's Chairman, Chief Executive Officer and President, was awarded a series of long-term incentive awards with the purpose of retaining his service over a long-term period and promoting successful succession planning and transition practices. Mr. Armes' awards include 31,496 shares of restricted stock (which cliff vest on March 31, 2026), 27,559 performance shares (which vest in equal amounts on each of March 31, 2025, 2026 and 2027, subject to performance criteria being achieved) and 19,685 performance restricted stock units (40% of which vest upon recruiting of a successor CEO and 60% of which vest upon the first employment anniversary of the successor CEO).

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of June 30, 2022 and 2021 included 100,082 and 102,001 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 21,087 and 47,845 awards with performance-based vesting provisions during the three months ended June 30, 2022 and 2021, respectively, with a vesting range of 0%-200%.

At June 30, 2022, we had unrecognized compensation cost related to unvested restricted shares of $21.0 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 3.2 years. The total fair value of restricted shares granted during the three months ended June 30, 2022 and 2021 was $3.4 million and $17.2 million, respectively. The total fair value of restricted shares vested during the three months ended June 30, 2022 and 2021 was $5.2 million and $8.0 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	June 30, 2022	March 31, 2022
Revolving Credit Facility, interest rate of 2.47% and 1.95% (a), respectively	$264,000	$243,000
Whitmore Term Loan, interest rate of 3.79% and 2.45% (a)(b), respectively	9,635	9,775
Total debt	273,635	252,775
Less: Current portion	(561)	(561)
Long-term debt	$273,074	$252,214
(a) Represents the interest rate effective on June 30, 2022, and March 31, 2022, respectively.
(b) Represents the unhedged interest rate according to the Whitmore Term Loan agreement.

Revolving Credit Facility

As discussed in Note 9 to our consolidated financial statements included in our Annual Report, in the three months of our prior fiscal year ended June 30, 2021, we maintained a five-year, $300.0 million revolving credit facility agreement (the "First Credit Agreement"), which was scheduled to mature on September 15, 2022. Borrowings in the U.S. under this facility bore interest at a rate of prime plus between 0.25% to 1.5% or London Interbank Offered Rate ("LIBOR") plus between 1.25% to 2.5% based on our quarterly leverage ratio. We also paid a commitment fee between 0.15% to 0.4% for the unutilized portion of this facility.

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), which replaced the First Credit Agreement and provides for a $400 million revolving credit facility that contains a $25 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans, with an additional $150 million accordion feature (the term "Revolving Credit Facility" as used throughout this document refers to both the First Credit Agreement and Second Credit Agreement, as applicable). The Second Credit Agreement is scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in underwriting discounts and fees, which are being amortized over the life of the Second Credit Agreement. Borrowings under the Second Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or LIBOR plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Borrower and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

During the three months ended June 30, 2022, we borrowed $34.8 million and repaid $13.8 million under the Revolving Credit Facility. As of June 30, 2022 and March 31, 2022, we had $264.0 million and $243.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the Revolving Credit Facility of $136.0 million and $157.0 million, respectively. The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement. The Second Credit Agreement also requires the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of June 30, 2022.

Whitmore Term Loan

In July 2014, Whitmore secured a term loan (the "Whitmore Term Loan") related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan matures on July 31, 2029 and requires payments of $140,000 each quarter.  Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%.  As of June 30, 2022 and March 31, 2022, Whitmore Manufacturing had $9.6 million and $9.8 million, respectively, in principal amount outstanding under the Whitmore Term Loan. Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 9.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 26 years, some of which include escalation clauses and/or options to extend or terminate the leases. We do not currently have any financing lease arrangements.

	Three Months Ended June 30,
(in thousands)	2022	2021
Components of Operating Lease Expenses
Operating lease expense (a)	$2,638	$2,429
Short-term lease expense	238	95
Total operating lease expense	$2,876	$2,524
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	June 30, 2022	March 31, 2022
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$65,628	$67,076

Short-term lease liabilities (c)	$9,489	$9,269
Long-term lease liabilities (c)	61,655	63,275
Total operating lease liabilities	$71,144	$72,544
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Three Months Ended June 30,
(in thousands)	2022	2021
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$2,708	$2,359
Right-of-use assets obtained in exchange for new operating lease obligations	1,868	29
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	7.67	7.97
Weighted average discount rate	2.2%	2.6%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2023 (excluding the three months ended June 30, 2022)	$8,236
2024	10,866
2025	10,709
2026	10,365
2027	10,159
Thereafter	27,218
Total lease liabilities	77,553
Less: Imputed interest	(6,409)
Present value of lease liabilities	$71,144

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on the Whitmore Term Loan, as discussed in Note 7.  As of June 30, 2022 and March 31, 2022, we had $9.6 million and $9.8 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap is highly effective.  At June 30, 2022, the maximum remaining length of the interest rate swap contract was approximately 7.1 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	June 30, 2022	March 31, 2022
Current derivative liabilities	$(16)	$109
Non-current derivative liabilities	38	233

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three months ended June 30, 2022 and 2021 (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2022	2021*
Net income	$29,638	$20,685
Less: Net income attributable to redeemable noncontrolling interest	(195)	(224)
Net income attributable to CSW Industrials, Inc. shareholders	$29,443	$20,461

Weighted average shares:
Common stock	15,541	15,605
Participating securities	102	110
Denominator for basic earnings per common share	15,643	15,715
Potentially dilutive securities	9	66
Denominator for diluted earnings per common share	15,652	15,781

Net income per share attributable to CSW Industrials, Inc. shareholders:
Basic	$1.88	$1.30
Diluted	$1.88	$1.30
 *Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

11. SHAREHOLDERS' EQUITY

Share Repurchase Program

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year period. On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced the previously announced $75.0 million program. Under the current repurchase program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration date of December 31, 2022, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. Under the current repurchase program, 287,990 shares were repurchased during the three months ended June 30, 2022 for $30.5 million, and no shares were repurchased during the three months ended June 30, 2021. As of June 30, 2022, a total of 414,105 shares had been repurchased for an aggregate amount of $44.9 million under the current $100.0 million program. A total of 740,137 shares were repurchased for an aggregate amount of $46.0 million under the prior $75.0 million program before it was replaced with the current repurchase program.

Dividends

On April 4, 2019, we commenced a quarterly dividend program at an inaugural rate of $0.135 per share. On April 15, 2021, we announced a quarterly dividend increase to $0.15 per share. On April 14, 2022, we announced another quarterly dividend increase to $0.17 per share. Total dividends of $2.7 million and $2.4 million were paid during the three months ended June 30, 2022 and 2021, respectively.

On July 15, 2022, we announced a quarterly dividend of $0.17 per share payable on August 12, 2022 to shareholders of record as of July 29, 2022. Any future dividends at the existing $0.17 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at June 30, 2022 and March 31, 2022 due to their short-term nature.

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

13. RETIREMENT PLANS
Refer to Note 15 to our consolidated financial statements included in our Annual Report for a description of our retirement and postretirement benefits.

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended June 30,
	2022	2021
Service and other costs	$15	$12
Interest cost on projected benefit obligation	36	34
Expected return on assets	(11)	(28)
Amortization of net actuarial loss	11	18
Net pension benefit	$51	$36

The components of net periodic cost for retirement and postretirement benefits, other than service and other costs, are included in other expense, net in our condensed consolidated statements of income.

14. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending, whether individually or in the aggregate, that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

15. INCOME TAXES

For the three months ended June 30, 2022, we earned $39.3 million from operations before taxes and provided for income taxes of $9.6 million, resulting in an effective tax rate of 24.5%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2022 primarily due to state income taxes, executive compensation limitations and provision for global intangible low-taxed income ("GILTI"), partially offset by excess tax deductions related to foreign-derived intangible income ("FDII"), deductions related to stock compensation and foreign tax credits.

For the three months ended June 30, 2021, we earned $27.2 million from operations before taxes and provided for income taxes of $6.5 million, resulting in an effective tax rate of 23.9%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2021 primarily due to state and foreign income taxes, executive compensation limitation and provision for GILTI, partially offset by excess tax deductions related to stock compensation and deductions related to FDII and foreign tax credits.

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended June 30,
	2022	2021
Currency translation adjustments:
Balance at beginning of period	$(4,438)	$(4,394)
Adjustments for foreign currency translation	(2,278)	489
Balance at end of period	$(6,716)	$(3,905)

Interest rate swaps:
Balance at beginning of period	$(270)	$(803)
Unrealized gain (loss), net of taxes of $(56) and $44, respectively (a)	212	(166)
Reclassification of losses included in interest expense, net, net of taxes of $(11) and $(15), respectively	41	57
Other comprehensive income	253	(109)
Balance at end of period	$(17)	$(912)

Defined benefit plans:
Balance at beginning of period	$(366)	$(799)
Amortization of net losses, net of taxes of $(1) and $(2), respectively (b)	3	7
Balance at end of period	$(363)	$(792)

(a) Unrealized gain (loss) is reclassified to earnings as underlying cash interest payments are made. We expect to recognize a loss of less than $0.1 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at June 30, 2022.

(b) Amortization of actuarial losses out of accumulated comprehensive loss are included in the computation of net periodic pension expense. See Note 13 for additional information.

17. REVENUE RECOGNITION

Refer to Note 20 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2022
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$25,022	$—	$25,022
Book-and-ship	135,719	3,492	35,701	174,912
Net revenues	$135,719	$28,514	$35,701	$199,934

	Three Months Ended June 30, 2021
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$23,649	$—	$23,649
Book-and-ship	110,216	2,001	25,400	137,617
Net revenues	$110,216	$25,650	$25,400	$161,266

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2022:	$1,026
Revenue recognized during the period	(712)
New contracts and revenue added to existing contracts during the period	492
Balance at June 30, 2022	$806

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
•Engineered Building Solutions and
•Specialized Reliability Solutions

The following is a summary of the financial information of our reporting segments reconciled to the amounts reported in the consolidated financial statements (in thousands).

Three Months Ended June 30, 2022:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$135,719	$28,514	$35,701	$199,934	$—	$199,934
Intersegment revenue	1,909	—	35	1,944	(1,944)	—
Operating income	36,289	4,415	5,097	$45,801	(4,928)	$40,873

Three Months Ended June 30, 2021*:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$110,216	$25,650	$25,400	$161,266	$—	$161,266
Intersegment revenue	26	—	47	73	(73)	—
Operating income	29,512	3,854	697	34,063	(5,161)	28,902
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our operations financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2022 included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5®, Kopr-Kote®, KATS Coatings®, Safe-T-Switch®, Air Sentry®, Deacon®, Leak Freeze®, Greco®, TRUaire® and Shoemaker Manufacturing®.

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

During the three months of our prior fiscal year ended June 30, 2021, the COVID-19 pandemic had an indirect impact on our operations including material and freight cost inflation, supply chain disruptions and freight delays, driven by numerous factors including government actions, labor supply shortages and recovering demand. In addition, COVID-19 and its indirect effects also contributed to increased demand in certain parts of our business, including the HVAC/R end market. During the three months of our current fiscal year ended June 30, 2022, the direct impact of the COVID-19 pandemic on our consolidated operating results was immaterial as economic activities recovered and the effects of the pandemic lessened. During the three months ended June 30, 2022, material costs stabilized and freight costs and delays improved when compared to the three months ended March 31, 2022; we also continued our pricing initiatives, that began in the three months ended March 31, 2021, to address the indirect impact from COVID-19. We expect material and freight cost volatility, supply chain uncertainty and freight delays to continue in the near-term.

The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, the ultimate duration and scope of the pandemic, its impact on our employees, customers and suppliers, the broader implications of the macro-economic recovery on our business, and the extent to which normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the future impact of the COVID-19 pandemic at this time.

We are closely monitoring the Russian invasion of Ukraine and its global impacts. We have no operations, employees or assets in Russia, Belarus or Ukraine, nor do we source goods or services of any material amount from those countries, whether directly or indirectly. Shortly after the Russian invasion of Ukraine began in February 2022, we indefinitely suspended all commercial activities in Russia. Additionally, during the quarter ended June 30, 2022, we had no sales into Belarus or Ukraine. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

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

All acquisitions are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report. Shoemaker activity has been included in our results within our Contractor Solutions segment since the December 15, 2021 acquisition date. Whitmore JV activity has been included in our Specialized Reliability Solutions segment since the April 1, 2021 formation date. Consolidation of VIE (related to the Whitmore JV) is described in Note 3 to our condensed consolidated financial statements included in this Quarterly Report. Effective April 1, 2022, the commercial and operational activities of TRUaire were fully integrated with RectorSeal, the primary operating company of the Contractor Solutions segment.

Revenues, net

	Three Months Ended June 30,
(Amounts in thousands)	2022	2021
Revenues, net	$199,934	$161,266

Net revenues for the three months ended June 30, 2022 increased $38.7 million, or 24.0%, as compared with the three months ended June 30, 2021. The increase was partially due to the Shoemaker acquisition ($8.6 million or 5.3%). Excluding the impact of the acquisition, organic sales increased $30.1 million, or 18.7%, from the prior year due to implemented pricing initiatives and an increase in unit volumes. Pricing initiatives, which began in the three months ended March 31, 2021 to mitigate rising costs, continued in all segments during the three months ended June 30, 2022. Net revenue increased in the HVAC/R, architecturally-specified building products, general industrial, rail, energy and mining end markets and decreased in the plumbing end market.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2022	2021*
Gross profit	$86,425	$69,026
Gross profit margin	43.2%	42.8%
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Gross profit for the three months ended June 30, 2022 increased $17.4 million, or 25.2%, as compared with the three months ended June 30, 2021. The increase was primarily a result of the continued pricing initiatives, the impact of the Shoemaker acquisition and increased unit volumes. Gross profit margin of 43.2% for the three months ended June 30, 2022 increased as compared to 42.8% for the three months ended June 30, 2021. The increase was due to the purchase accounting effect ($3.9 million) related to the TRUaire acquisition incurred in prior year period that did not recur, partially offset by the timing impacts from the material and freight cost increases and the implemented pricing initiatives.

Operating Expenses

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2022	2021
Operating expenses	$45,552	$40,124
Operating expenses as a percentage of revenues, net	22.8%	24.9%

Operating expenses for the three months ended June 30, 2022 increased $5.4 million, or 13.5%, as compared with the three months ended June 30, 2021. The increase was primarily due to the added expenses related to the inclusion of Shoemaker in the current period, increased sales commissions and travel driven by increased revenue, increased salaries and compensation, including equity compensation and higher allowance for doubtful accounts. The decrease in operating expenses as a percentage of revenues was primarily attributable to sales increasing by a greater percentage than the increase in operating expenses.

Operating Income

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2022	2021*
Operating income	$40,873	$28,902
Operating margin	20.4%	17.9%
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Operating income for the three months ended June 30, 2022 increased $12.0 million, or 41.4%, as compared with the three months ended June 30, 2021, primarily as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $1.8 million for the three months ended June 30, 2022 increased $0.2 million as compared to the three months ended June 30, 2021. The increase was due to increased borrowing under our Revolving Credit Facility in connection with the Shoemaker acquisition and our share repurchase program as well as higher interest rates.

Other income (expense), net increased $0.3 million to net income of $0.2 million for the three months ended June 30, 2022 as compared with net expense of $0.2 million for the three months ended June 30, 2021. The increase was due to gains arising from transactions in currencies other than functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended June 30, 2022, we earned $39.3 million from operations before taxes and provided for income taxes of $9.6 million, resulting in an effective tax rate of 24.5%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2022 primarily due to state income taxes, executive compensation limitations and provision for global intangible low-taxed income ("GILTI"), partially offset by excess tax deductions related to foreign-derived intangible income ("FDII"), deductions related to stock compensation and foreign tax credits.

For the three months ended June 30, 2021, we earned $27.2 million from operations before taxes and provided for income taxes of $6.5 million, resulting in an effective tax rate of 23.9%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2021 primarily due to state and foreign income taxes, executive compensation limitation, and an increase in the reserves or uncertain tax positions and provision for GILTI, partially offset by excess tax deductions related to stock compensation and deductions related to FDII and foreign tax credits.

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

	Three Months Ended June 30,
(Amounts in thousands)	2022	2021*
Revenues, net	$137,628	$110,242
Operating income	36,289	29,512
Operating margin	26.4%	26.8%
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Net revenues for the three months ended June 30, 2022 increased $27.4 million, or 24.8%, as compared with the three months ended June 30, 2021. The increase was partially due to the Shoemaker acquisition ($8.6 million or 7.8%). Excluding the impact of the acquisition, organic sales increased by $18.8 million, or 17.0%, due to implemented pricing initiatives, partially offset by a slight decrease in unit volumes. Net revenue increased in HVAC/R and architecturally-specified building products end markets and decreased in general industrial and plumbing end markets.

Operating income for the three months ended June 30, 2022 increased $6.8 million, or 23.0%, as compared with the three months ended June 30, 2021. The increase was partially due to the implemented pricing initiatives, the inclusion of Shoemaker and the purchase accounting effect ($3.9 million) related to the TRUaire acquisition incurred in prior year period that did not recur, partially offset by increased expenses related to material and freight costs, sales commissions, salaries and compensation, allowance for doubtful accounts and travel.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended June 30,
(Amounts in thousands)	2022	2021
Revenues, net	$28,514	$25,650
Operating income	4,415	3,854
Operating margin	15.5%	15.0%

Net revenues for the three months ended June 30, 2022 increased $2.9 million or 11.2% as compared to the three months ended June 30, 2021 due to growth in all categories served in the architecturally-specified building products end market, as a result of successful commercial initiatives and new product introductions.

Operating income for the three months ended June 30, 2022 increased $0.6 million, or 14.6%, as compared with the three months ended June 30, 2021. The increase was due to the increased net revenue and management of operating expenses, partially offset by completion of lower margin legacy projects.

Specialized Reliability Solutions Segment Results

Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended June 30,
(Amounts in thousands)	2022	2021*
Revenues, net	$35,737	$25,447
Operating income	5,097	697
Operating margin	14.3%	2.7%
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Net revenues for the three months ended June 30, 2022 increased $10.3 million, or 40.4%, as compared with the three months ended June 30, 2021.  The increase was primarily due to implemented pricing initiatives to mitigate rising costs and increased unit volumes. Net revenue increased in all end markets including general industrial, rail, energy and mining.

Operating income for the three months ended June 30, 2022 increased $4.4 million or 630.9% as compared to the three months ended June 30, 2021. The increase was primarily due to the increased net revenue, partially offset by increased expenses related to material costs, additional manufacturing headcount, equipment and facility maintenance, professional fees and travel.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Our largest use of cash in our operations is for purchasing and carrying inventories and carrying seasonal accounts receivable. Additionally, we use our Revolving Credit Facility to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities, primarily Revolving Credit Facility, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

Cash Flow Analysis

	Three Months Ended June 30,
(Amounts in thousands)	2022	2021*
Net cash provided by operating activities	$16,813	$18,930
Net cash provided by (used in) investing activities	(3,995)	304
Net cash used in financing activities	(13,208)	(13,701)
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Our cash balance (including cash and cash equivalents) at June 30, 2022 was $15.5 million, as compared with $16.6 million at March 31, 2022.

For the three months ended June 30, 2022, our cash provided by operating activities from operations was $16.8 million, as compared with $18.9 million for three months ended June 30, 2021.

•Working capital used cash for the three months ended June 30, 2022 due to higher accounts receivable ($21.0 million), higher inventories ($15.0 million), partially offset by higher accounts payable and other current liabilities ($8.4 million).
•Working capital used cash for the three months ended June 30, 2021 due to higher accounts receivable ($16.2 million) and higher inventories ($11.7 million), partially offset by higher accounts payable and other current liabilities ($10.9 million).

Cash flows used in investing activities from operations during the three months ended June 30, 2022 were $4.0 million, as compared with $0.3 million provided in investing activities for the three months ended June 30, 2021.

•Capital expenditures during the three months ended June 30, 2022 and 2021 were $2.0 million and $1.1 million, respectively. Our capital expenditures have been focused on enterprise resource planning systems, new product introductions, capacity expansion, continuous improvement and automation of manufacturing facilities.
•During the three months ended June 30, 2022, the full contingent payment of $2.0 million was remitted to the Shoemaker sellers due to the performance obligation being met as part of the Shoemaker acquisition, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
•During the three months ended June 30, 2021, we received proceeds of $1.4 million as a result of a final working capital true-up adjustment related to the TRUaire acquisition.

Cash flows used in financing activities during the three months ended June 30, 2022 and 2021 were $13.2 million and $13.7 million, respectively. Cash outflows resulted from:

•Net borrowing (repayments) on our Revolving Credit Facility and term loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) of $20.9 million and ($11.1 million) during the three months ended June 30, 2022 and 2021, respectively.
•Payments of $2.3 million of underwriting discounts and fees in connection with our Second Credit Agreement during the three months ended June 30, 2021, as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report.
•Repurchases of shares under our share repurchase program (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report) of $29.4 million and $0 during the three months ended June 30, 2022 and 2021, respectively.
•Proceeds from the redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $5.3 million during the three months ended June 30, 2021, as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.
•Dividend payments of $2.7 million and $2.4 million during the three months ended June 30, 2022 and 2021, respectively.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of June 30, 2022.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  This agreement is more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the three months ended June 30, 2022.

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
•the actual impact to supply, production levels and costs from global supply chain logistics and transportation challenges;
•short and long-term effects of the COVID-19 pandemic;
•our outstanding indebtedness, including the effect of rising interest rates;
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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of June 30, 2022, we had $264.0 million in outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage, or hedge, interest rate risks related to our borrowings by means of an interest rate swap agreement.  At June 30, 2022, we had an interest rate swap agreement that covered 3.5% of our $273.6 million total outstanding indebtedness. Each quarter point change in interest rates would result in a $0.7 million change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net gain (loss) of $0.2 million and $(0.1) million for the three months ended June 30, 2022 and 2021, respectively, which are included in other expense, net on our condensed consolidated statements of income. We realized a net gain (loss) associated with foreign currency translation of $(2.3) million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at June 30, 2022, a 10% change in the foreign currency exchange rates for the three months ended June 30, 2022 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
April 1 - 30	49,284	(a)(b)	$111.37	31,763	$82.1
May 1 - 31	94,603	(a)	105.75	94,603	72.1
June 1 - 30	161,624	(a)	105.18	161,624	55.1
Total	305,511			287,990

(a) On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced a previously announced $75.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2022, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. As of June 30, 2022, 414,105 shares of our common stock had been repurchased under the current program for an aggregate amount of $44.9 million.

(b) Includes 17,521 shares tendered by employees to satisfy minimum tax withholding amounts for performance shares vesting.

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

CSW INDUSTRIALS, INC.

August 5, 2022	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

August 5, 2022	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)