Form 10-Q
period 2022-09-30
CSW INDUSTRIALS, INC.
filed 2022-11-03
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 31, 2022, there were 15,476,866 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share amounts)	2022	2021*	2022	2021*
Revenues, net	$191,192	$155,585	$391,126	$316,850
Cost of revenues	(110,545)	(92,333)	(224,054)	(184,572)
Gross profit	80,647	63,252	167,072	132,278
Selling, general and administrative expenses	(45,330)	(37,160)	(90,882)	(77,284)
Operating income	35,317	26,092	76,190	54,994
Interest expense, net	(3,106)	(1,430)	(4,891)	(2,967)
Other income (expense), net	40	(134)	210	(305)
Income before income taxes	32,251	24,528	71,509	51,722
Provision for income taxes	(7,936)	(6,169)	(17,557)	(12,677)
Net income	24,315	18,359	53,952	39,045
Less: Loss (income) attributable to redeemable noncontrolling interest	16	(188)	(179)	(412)
Net income attributable to CSW Industrials, Inc.	$24,331	$18,171	$53,773	$38,633

Net income per share attributable to CSW Industrials, Inc.
Basic	$1.58	$1.15	$3.46	$2.46
Diluted	$1.57	$1.15	$3.45	$2.45

Weighted average number of shares outstanding:
Basic	15,439	15,755	15,541	15,735
Diluted	15,477	15,811	15,574	15,796
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2022	2021*	2022	2021*
Net income	$24,315	$18,359	$53,952	$39,045
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,404)	(531)	(5,682)	(42)
Cash flow hedging activity, net of taxes of $(95), $(23), $(162) and $6, respectively	356	87	609	(22)
Pension and other postretirement effects, net of taxes of $(3), $(7), $(3) and $(9), respectively	10	25	13	32
Other comprehensive loss	(3,038)	(419)	(5,060)	(32)
Comprehensive income	$21,277	$17,940	$48,892	$39,013
Less: Comprehensive loss (income) attributable to redeemable noncontrolling interest	16	(188)	(179)	(412)
Comprehensive income attributable to CSW Industrials, Inc.	$21,293	$17,752	$48,713	$38,601
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except for per share amounts)	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$13,558	$16,619
Accounts receivable, net of allowance for expected credit losses of $1,220 and $1,177, respectively	125,901	122,804
Inventories, net	171,879	150,114
Prepaid expenses and other current assets	14,947	10,610
Total current assets	326,285	300,147
Property, plant and equipment, net of accumulated depreciation of $86,117 and $80,393, respectively	85,401	87,032
Goodwill	224,716	224,658
Intangible assets, net	305,395	300,837
Other assets	79,595	82,686
Total assets	$1,021,392	$995,360

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,261	$47,836
Accrued and other current liabilities	61,059	69,005
Current portion of long-term debt	561	561
Total current liabilities	111,881	117,402
Long-term debt	268,934	252,214
Retirement benefits payable	1,097	1,027
Other long-term liabilities	138,943	140,306
Total liabilities	520,855	510,949
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	17,504	15,325
Equity:
Common shares, $0.01 par value	162	162
Shares authorized – 50,000
Shares issued – 16,333 and 16,283, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	118,273	112,924
Treasury shares, at cost (890 and 576 shares, respectively)	(81,230)	(46,448)
Retained earnings	455,962	407,522
Accumulated other comprehensive loss	(10,134)	(5,074)
Total equity	483,033	469,086
Total liabilities, redeemable noncontrolling interest and equity	$1,021,392	$995,360
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2022	$162	$(46,448)	$112,924	$407,522	$(5,074)	$469,086
Share-based compensation	—	—	2,284	—	—	2,284
Stock activity under stock plans	—	(2,002)	—	—	—	(2,002)
Reissuance of treasury shares	—	2,016	1,075	—	—	3,091
Repurchase of common shares	—	(30,491)	—	—	—	(30,491)
Net income	—	—	—	29,443	—	29,443
Dividends	—	—	22	(2,691)	—	(2,669)
Other comprehensive income, net of tax	—	—	—	—	(2,022)	(2,022)
Balance at June 30, 2022	$162	$(76,925)	$116,305	$434,274	$(7,096)	$466,720
Share-based compensation	—	—	2,447	—	—	2,447
Stock activity under stock plans	—	(11)	—	—	—	(11)
Repurchase of common shares	—	(5,064)	—	—	—	(5,064)
Reissuance of treasury shares	—	770	(497)	—	—	273
Net income	—	—	—	24,331	—	24,331
Dividends	—	—	18	(2,643)	—	(2,625)
Other comprehensive loss, net of tax	—	—	—	—	(3,038)	(3,038)
Balance at September 30, 2022	$162	$(81,230)	$118,273	$455,962	$(10,134)	$483,033

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings*	Accumulated Other Comprehensive Loss	Total*
Balance at March 31, 2021	$161	$(34,075)	$104,690	$350,670	$(5,996)	$415,450
Share-based compensation	—	—	1,888	—	—	1,888
Stock activity under stock plans	—	(3,168)	(1)	—	—	(3,169)
Reissuance of treasury shares	—	1,375	936	—	—	2,311
Net income	—	—	—	20,461	—	20,461
Dividends	—	—	19	(2,377)	—	(2,358)
Other comprehensive income, net of tax	—	—	—	—	387	387
Balance at June 30, 2021	$161	$(35,868)	$107,532	$368,754	$(5,609)	$434,970
Share-based compensation	—	—	2,049	—	—	2,049
Stock activity under stock plans	—	(13)	—	—	—	(13)
Reissuance of treasury shares	—	1,568	(994)	—	—	574
Net income	—	—	—	18,171	—	18,171
Dividends	—	—	18	(2,378)	—	(2,360)
Other comprehensive income, net of tax	—	—	—	—	(419)	(419)
Balance at September 30, 2021	$161	$(34,313)	$108,605	$384,547	$(6,028)	$452,972
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2022	2021*
Cash flows from operating activities:
Net income	$53,952	$39,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,419	6,021
Amortization of intangible and other assets	10,917	14,507
Provision for inventory reserves	1,509	610
Provision for doubtful accounts	1,350	847
Share-based and other executive compensation	4,730	3,936
Net gain (loss) on disposals of property, plant and equipment	(11)	1
Net pension benefit	52	64
Net deferred taxes	(652)	(61)
Changes in operating assets and liabilities:
Accounts receivable	(3,180)	(12,576)
Inventories	(23,109)	(17,684)
Prepaid expenses and other current assets	(4,533)	568
Other assets	(238)	503
Accounts payable and other current liabilities	(939)	6,339
Retirement benefits payable and other liabilities	1,026	655
Net cash provided by operating activities	47,293	42,775
Cash flows from investing activities:
Capital expenditures	(4,516)	(4,941)
Proceeds from sale of assets	29	8
Cash paid for acquisitions	(21,500)	—
Proceeds from acquisitions true-up	—	1,381
Net cash used in investing activities	(25,987)	(3,552)
Cash flows from financing activities:
Borrowings on line of credit	77,797	22,000
Repayments of line of credit and term loan	(61,078)	(50,281)
Payments of deferred loan costs	—	(2,327)
Purchase of treasury shares	(37,567)	(3,181)
Proceeds from stock option activity	273	530
Proceeds from acquisition of redeemable noncontrolling interest shareholder	2,000	6,293
Dividends	(5,293)	(4,718)
Net cash used in financing activities	(23,868)	(31,684)
Effect of exchange rate changes on cash and equivalents	(499)	(298)
Net change in cash and cash equivalents	(3,061)	7,241
Cash and cash equivalents, beginning of period	16,619	10,088
Cash and cash equivalents, end of period	$13,558	$17,329
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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair, overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5®, Kopr-Kote®, KATS Coatings®, Safe-T-Switch®, Air Sentry®, Big Red®, Cover GuardTM, AC GuardTM, Deacon®, Leak Freeze®, Falcon Stainless, Inc.®, Greco®, TRUaire® and Shoemaker Manufacturing®.

During the three and six months of our prior fiscal year ended September 30, 2021, the COVID-19 pandemic had direct and indirect impacts on our operations including reduced production activities at our Vietnam operations, material and freight cost inflation, supply chain disruptions and freight delays, driven by numerous factors including government actions, labor supply shortages and recovering demand. In addition, COVID-19 and its indirect effects also contributed to increased demand in certain parts of our business, including the HVAC/R end market. During the three and six months of our current fiscal year ended September 30, 2022, the direct and indirect impacts of the COVID-19 pandemic on our consolidated operating results were immaterial as economic activities recovered and the effects of the pandemic lessened. During the three months ended September 30, 2022, material and freight costs and freight delays improved when compared to the three months ended June 30, 2022. We expect material and freight cost volatility and uncertainties related to supply chain and freight delay to continue in the near-term.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, its impact on our employees, customers and suppliers, the broader implications of the macro-economic recovery on our business, and the extent to which normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the future impact of the COVID-19 pandemic at this time.

We are closely monitoring the Russian invasion of Ukraine and its global impacts. We have no operations, employees or assets in Russia, Belarus or Ukraine, nor do we source goods or services of any material amount from those countries, whether directly or indirectly. Shortly after the Russian invasion of Ukraine began in February 2022, we indefinitely suspended all commercial activities in Russia. Additionally, during the quarter ended September 30, 2022, we had no sales into Belarus or Ukraine. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity ("VIE") for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of September 30, 2022, and the results of operations for the three and six-month periods ended September 30, 2022 and 2021. All adjustments are of a normal, recurring nature.

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

In August 16, 2022, The Inflation Reduction Act of 2022 ("IRA") was signed into law. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a 1 percent new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and others. At this time, none of the IRA tax provisions are expected to have a material impact to the Company's fiscal 2023 tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company's tax provision in future periods.

Pronouncements not yet implemented

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective for all entities through December 31, 2022. We do not expect adoption of this ASU to have a material impact on our consolidated financial position and results of operations.

2. ACQUISITIONS

Shoemaker Manufacturing, LLC

On December 15, 2021, we acquired 100% of outstanding equity of Shoemaker Manufacturing, LLC (“Shoemaker”), based in Cle Elum, Washington, for an aggregate purchase price of $43.5 million, including preliminary working capital and closing cash adjustments and contingent consideration. Shoemaker offers high-quality customizable GRD for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S. The aggregate purchase price was comprised of cash consideration of $38.5 million (including $1.2 million cash acquired), 25,483 shares of the Company's common stock valued at $3.0 million at transaction close and additional contingent consideration of $2.0 million based on Shoemaker meeting a defined financial target during the quarter ended March 31, 2022. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined below). The 25,483 shares of common stock delivered to the sellers as consideration were issued from treasury shares. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a current liability of $2.0 million and was determined using a scenario-based analysis on forecasted future results. In May 2022, the full contingent consideration amount of $2.0 million was remitted to the sellers due to the performance obligation being met.

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

Cover Guard, Inc. and AC Guard, Inc.

On July 8, 2022, we acquired the assets of Cover Guard, Inc. (“CG”) and AC Guard, Inc. ("ACG"), based in Orlando, Florida, for an aggregate purchase price of $18.4 million, comprised of cash consideration of $18.0 million and additional contingent considerations initially measured at $0.4 million based on CG and ACG meeting defined financial targets over a period of 5 years. In conjunction with the acquisition, we agreed to pay an additional $3.7 million, comprised of cash consideration of $1.5 million and 5-year annuity payments (value of $2.2 million) to a third party to secure the related intellectual property. The total cash consideration of $19.5 million was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined below). CG and ACG product lines further expand Contractor Solutions’ offering of leading HVAC/R accessories. Through these differentiated products, our Contractor Solutions segment expects to achieve incremental ductless and ducted HVAC/R market penetration. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long term liability of $0.4 million and was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations.

The CG and ACG acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $1.7 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R and plumbing offerings and provide a meaningful value proposition to our end use customers. The preliminary allocation of the fair value of the assets acquired included customer lists ($9.8 million), patent ($1.8 million), trademarks ($0.7 million), backlog ($0.1 million), inventory ($3.1 million), accounts receivable ($1.0 million), and equipment ($0.3 million). Customer lists, patent and backlog are being amortized over 15 years, 10 years and 1 month, respectively, while trademarks and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available as of July 8, 2022, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets, including customer lists, trademarks, patent and backlog are deductible and amortized over 15 years for income tax purposes. CG and ACG activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

The additional $3.7 million we agreed to pay a third party was accounted for as an acquisition of intellectual property and will be amortized over 15 years.

Falcon Stainless, Inc.

On October 4, 2022, we acquired 100% of outstanding equity of Falcon Stainless, Inc ("Falcon"), based in Temecula, California, for an aggregate purchase price of $36.0 million, including cash consideration of $33.5 million and an additional payment of $2.5 million due one-year from the acquisition date assuming certain business conditions are met. Falcon products are well-known among the professional trades for supplying enhanced water flow delivery and increased customer satisfaction and supplement our Contractor Solutions segment's existing product portfolio. No Falcon activity was included in our second quarter results. Beginning with the acquisition date of October 4, 2022, Falcon activity will be included in our Contractor Solutions segment result during our third quarter.

3. CONSOLIDATION OF VARIABLE INTEREST ENTITY AND REDEEMABLE NONCONTROLLING INTEREST

Whitmore Joint Venture

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of the joint venture (the "Whitmore JV") with Pennzoil-Quaker State Company dba SOPUS Products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business. The formation was consummated through a transaction in which Whitmore sold to Shell a 50% interest in a wholly-owned subsidiary (containing certain existing operating assets) in exchange for consideration of $13.4 million from Shell in the form of cash ($5.3 million) and intangible assets ($8.1 million). The Whitmore JV has been consolidated into the operations of the Company and its activity has been included in our Specialized Reliability Solutions segment since the formation date.

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

September 30, 2022
Cash	$5,779
Accounts receivable, net	8,168
Inventories, net	2,416
Prepaid expenses and other current assets	441
Property, plant and equipment, net	8,831
Intangible assets, net	6,883
Other assets	91
Total assets	$32,609

Accounts payable	$4,258
Accrued and other current liabilities	1,482
Other long-term liabilities	21
Total liabilities	$5,761
During the six months ended September 30, 2022, the Whitmore JV generated net loss of less than $0.1 million.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member after three years from the Whitmore JV's formation, subject to certain timing restrictions. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the six-month period ended September 30, 2022 were as follows (in thousands):

Balance at March 31, 2022	$15,325
Net income attributable to redeemable noncontrolling interest	179
Contributions from noncontrolling interest	2,000
Balance at September 30, 2022	$17,504

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2022	March 31, 2022
Raw materials and supplies	$52,381	$46,136
Work in process	5,304	7,471
Finished goods	119,299	100,792
Total inventories	176,984	154,399
Less: Obsolescence reserve	(5,105)	(4,285)
Inventories, net	$171,879	$150,114

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of September 30, 2022 and March 31, 2022 were as follows (in thousands):

	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Balance at March 31, 2022	$190,152	$25,007	$9,499	$224,658
CG and ACG acquisitions	1,686	—	—	1,686
Shoemaker acquisition	(54)	—	—	(54)
Currency translation	(134)	(903)	(537)	(1,574)
Balance at September 30, 2022	$191,650	$24,104	$8,962	$224,716

The following table provides information about our intangible assets (in thousands, except years):

		September 30, 2022		March 31, 2022
	Weighted Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$11,212	$(8,261)	$9,417	$(8,065)
Customer lists and amortized trademarks	14	306,170	(70,747)	297,909	(61,368)
Non-compete agreements	5	870	(262)	939	(258)
Other	8	8,544	(3,867)	5,123	(3,957)
		$326,796	$(83,137)	$313,388	$(73,648)
Trade names and trademarks not being amortized:		$61,736	$—	$61,097	$—

Amortization expenses for the three and six months ended September 30, 2022 were $5.4 million and $10.6 million, respectively. Amortization expenses for the three and six months ended September 30, 2021 were $5.1 million and $14.2 million (including the amortization of inventory purchase accounting adjustment of $3.9 million), respectively. The following table shows the estimated future amortization for intangible assets, as of September 30, 2022, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2023	$8,052
2024	19,482
2025	18,747
2026	18,141
2027	17,373
Thereafter	161,864
Total	$243,659

6. SHARE-BASED COMPENSATION

Refer to Note 6 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of September 30, 2022, 464,825 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation expense	$2,447	$2,048	$4,730	$3,936
Related income tax benefit	(587)	(492)	(1,135)	(945)
Net share-based compensation expense	$1,860	$1,556	$3,595	$2,991

Stock option activity was as follows:

	Six Months Ended September 30, 2022
	Number of Shares	Weighted Average Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2022	10,800	$25.23
Exercised	(10,800)	25.23
Outstanding at September 30, 2022	—	$—	0	$—
Exercisable at September 30, 2022	—	$—	0	$—

All compensation costs related to stock options were recognized prior to April 1, 2019.

Restricted share activity was as follows:

	Six Months Ended September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2022:	228,331	$126.02
Granted	50,123	151.21
Vested	(47,293)	79.00
Canceled	(2,166)	99.51
Outstanding at September 30, 2022	228,995	$134.13

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

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of September 30, 2022 and 2021 included 100,262 and 102,162 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted no awards with performance-based vesting provisions during the three months ended September 30, 2022 and 2021. We granted 21,087 and 47,845 awards with performance-based vesting provisions during the six months ended September 30, 2022 and 2021, respectively, with a vesting range of 0%-200%.

At September 30, 2022, we had unrecognized compensation cost related to unvested restricted shares of $19.3 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 3.0 years. The total fair value of restricted shares granted during the six months ended September 30, 2022 and 2021 was $4.1 million and $17.2 million, respectively. The total fair value of restricted shares vested during the six months ended September 30, 2022 and 2021 was $5.4 million and $8.2 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	September 30, 2022	March 31, 2022
Revolving Credit Facility, interest rate of 4.05% and 1.95% (a)	$260,000	$243,000
Whitmore Term Loan, interest rate of 5.14% and 2.45% (a)(b)	9,495	9,775
Total debt	269,495	252,775
Less: Current portion	(561)	(561)
Long-term debt	$268,934	$252,214
(a) Represents the interest rate effective on September 30, 2022, and March 31, 2022, respectively.
(b) Represents the unhedged interest rate according to the Whitmore Term Loan agreement.

Revolving Credit Facility

As discussed in Note 9 to our consolidated financial statements included in our Annual Report, prior to May 2021, we maintained a five-year, $300.0 million revolving credit facility agreement (the "First Credit Agreement"), which was scheduled to mature on September 15, 2022. Borrowings in the U.S. under this facility bore interest at a rate of prime plus between 0.25% to 1.5% or London Interbank Offered Rate ("LIBOR") plus between 1.25% to 2.5% based on our quarterly leverage ratio. We also paid a commitment fee between 0.15% to 0.4% for the unutilized portion of this facility.

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), which replaced the First Credit Agreement and provides for a $400 million revolving credit facility that contains a $25 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans, with an additional $150 million accordion feature (the term "Revolving Credit Facility" as used throughout this document refers to both the First Credit Agreement and Second Credit Agreement, as applicable). The Second Credit Agreement is scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in underwriting discounts and fees, which are being amortized over the life of the Second Credit Agreement. Borrowings under the Second Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or LIBOR plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Company and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

During the six months ended September 30, 2022, we borrowed $77.8 million and repaid $60.5 million under the Revolving Credit Facility. As of September 30, 2022 and March 31, 2022, we had $260.0 million and $243.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the Revolving Credit Facility of $140.0 million and $157.0 million, respectively. The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement. The Second Credit Agreement also requires the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of September 30, 2022.

Whitmore Term Loan

In July 2014, Whitmore secured a term loan (the "Whitmore Term Loan") related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan matures on July 31, 2029 and requires payments of $140,000 each quarter.  Borrowings under this term loan bear interest at a variable annual rate equal to one month LIBOR plus 2.0%.  As of September 30, 2022 and March 31, 2022, Whitmore Manufacturing had $9.5 million and $9.8 million, respectively, in principal amount outstanding under the Whitmore Term Loan. Interest payments under the Whitmore Term Loan are hedged under an interest rate swap agreement as described in Note 9.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 26 years, some of which include escalation clauses and/or options to extend or terminate the leases. We do not currently have any financing lease arrangements.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Components of Operating Lease Expenses
Operating lease expense (a)	$2,637	$2,401	$5,275	$4,830
Short-term lease expense	171	63	408	158
Total operating lease expense	$2,808	$2,464	$5,683	$4,988
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	September 30, 2022	March 31, 2022
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$63,106	$67,076

Short-term lease liabilities (c)	$9,519	$9,269
Long-term lease liabilities (c)	59,120	63,275
Total operating lease liabilities	$68,639	$72,544
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Six Months Ended September 30,
(in thousands)	2022	2021
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$5,439	$4,752
Right-of-use assets obtained in exchange for new operating lease obligations	2,038	133
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	7.46	8.20
Weighted average discount rate	2.2%	2.3%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2023 (excluding the six months ended September 30, 2022)	$5,535
2024	10,903
2025	10,672
2026	10,328
2027	10,134
Thereafter	27,101
Total lease liabilities	74,673
Less: Imputed interest	(6,034)
Present value of lease liabilities	$68,639

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We have an interest rate swap agreement to hedge exposure to floating interest rates on the Whitmore Term Loan, as discussed in Note 7.  As of September 30, 2022 and March 31, 2022, we had $9.5 million and $9.8 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap is highly effective.  At September 30, 2022, the maximum remaining length of the interest rate swap contract was approximately 6.8 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	September 30, 2022	March 31, 2022
Current derivative asset	$128	$—
Non-current derivative asset	301	—
Current derivative liabilities	—	109
Non-current derivative liabilities	—	233

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and six months ended September 30, 2022 and 2021 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021*	2022	2021*
Net income	$24,315	$18,359	$53,952	$39,045
Less: Net loss (income) attributable to redeemable noncontrolling interest	16	(188)	(179)	(412)
Net income attributable to CSW Industrials, Inc. shareholders	$24,331	$18,171	$53,773	$38,633

Weighted average shares:
Common stock	15,336	15,637	15,438	15,621
Participating securities	103	118	103	114
Denominator for basic earnings per common share	15,439	15,755	15,541	15,735
Potentially dilutive securities	38	56	33	61
Denominator for diluted earnings per common share	15,477	15,811	15,574	15,796

Net income per share attributable to CSW Industrials, Inc. shareholders:
Basic	$1.58	$1.15	$3.46	$2.46
Diluted	$1.57	$1.15	$3.45	$2.45
 *Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

11. SHAREHOLDERS' EQUITY

Share Repurchase Program

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year period. On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced the previously announced $75.0 million program. Under the current repurchase program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration date of December 31, 2022, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. Under the current repurchase program, 47,491 shares were repurchased during the three months ended September 30, 2022 for $5.1 million, and no shares were repurchased during the three months ended September 30, 2021. Under the current repurchase program, 335,481 shares were repurchased during the six months ended September 30, 2022 for $35.6 million, and no shares were repurchased during the six months ended September 30, 2021. As of September 30, 2022, a total of 461,596 shares had been repurchased for an aggregate amount of $50.0 million under the current $100.0 million program. A total of 740,137 shares were repurchased for an aggregate amount of $46.0 million under the prior $75.0 million program before it was replaced with the current repurchase program.

Dividends

On April 4, 2019, we commenced a quarterly dividend program at an inaugural rate of $0.135 per share. On April 15, 2021, we announced a quarterly dividend increase to $0.15 per share. On April 14, 2022, we announced another quarterly dividend increase to $0.17 per share. Total dividends of $2.6 million and $2.3 million were paid during the three months ended September 30, 2022 and 2021, respectively. Total dividends of $5.3 million and $4.7 million were paid during the six months ended September 30, 2022 and 2021, respectively.

On October 14, 2022, we announced a quarterly dividend of $0.17 per share payable on November 14, 2022 to shareholders of record as of October 31, 2022. Any future dividends at the existing $0.17 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at floating rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at September 30, 2022 and March 31, 2022 due to their short-term nature.

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

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Service and other costs	$15	$12	$30	$24
Interest cost on projected benefit obligation	36	34	71	67
Expected return on assets	(11)	(28)	(23)	(56)
Amortization of net actuarial loss	11	18	21	35
Net pension benefit	$51	$36	$99	$70

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

15. INCOME TAXES

For the three months ended September 30, 2022, we earned $32.3 million from operations before taxes and provided for income taxes of $7.9 million, resulting in an effective tax rate of 24.6%. For the six months ended September 30, 2022, we earned $71.5 million from operations before taxes and provided for income taxes of $17.6 million, resulting in an effective tax rate of 24.6%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2022 primarily due to state income tax, net of federal benefit, executive compensation limitations, provision for global intangible low-taxed income ("GILTI") and an increase in the reserves for uncertain tax provisions; offset by excess tax deductions related to Foreign-derived intangible income ("FDII") and foreign tax credits.

For the three months ended September 30, 2021, we earned $24.5 million from operations before taxes and provided for income taxes of $6.2 million, resulting in an effective tax rate of 25.2%. For the six months ended September 30, 2021, we earned $51.7 million from operations before taxes and provided for income taxes of $12.7 million, resulting in an effective tax rate of 24.5%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2021 primarily due to state and foreign income taxes, net of federal benefit, executive compensation limitation and provision for GILTI, partially offset by excess tax deductions related to stock compensation and deductions related to FDII and foreign tax credits.

One of our Canadian subsidiaries is currently under audit by the taxing authority for tax years 2017-2020. One of our Vietnam subsidiaries is currently under audits by the taxing authority for tax years 2019-2022.

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended September 30,
	2022	2021
Currency translation adjustments:
Balance at beginning of period	$(6,716)	$(3,905)
Adjustments for foreign currency translation	(3,404)	(531)
Balance at end of period	$(10,120)	$(4,436)

Interest rate swaps:
Balance at beginning of period	$(17)	$(912)
Unrealized gains, net of taxes of $(91) and $(8), respectively (a)	343	30
Reclassification of losses included in interest expense, net, net of taxes of $(3) and $(15), respectively	13	57
Other comprehensive income	356	87
Balance at end of period	$339	$(825)

Defined benefit plans:
Balance at beginning of period	$(363)	$(792)
Amortization of net losses, net of taxes of $(3) and $(7), respectively (b)	10	25
Balance at end of period	$(353)	$(767)

	Six Months Ended September 30,
	2022	2021
Currency translation adjustments:
Balance at beginning of period	$(4,438)	$(4,394)
Adjustments for foreign currency translation	(5,682)	(42)
Balance at end of period	$(10,120)	$(4,436)

Interest rate swaps:
Balance at beginning of period	$(270)	$(803)
Unrealized gains (losses), net of taxes of $(148) and $36, respectively	555	(136)
Reclassification of losses included in interest expense, net, net of taxes of $(14) and $(30), respectively	54	114
Other comprehensive income	609	(22)
Balance at end of period	$339	$(825)

Defined benefit plans:
Balance at beginning of period	$(366)	$(799)
Amortization of net losses, net of taxes of $(3) and $(9), respectively (b)	13	32
Balance at end of period	$(353)	$(767)

(a) Unrealized gain (loss) is reclassified to earnings as underlying cash interest payments are made. We expect to recognize a gain of $0.1 million, net of deferred taxes, over the next twelve months related to designated cash flow hedges based on their fair values at September 30, 2022.

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

17. REVENUE RECOGNITION

Refer to Note 20 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2022				Six Months Ended September 30, 2022
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$21,835	$—	$21,835	$—	$46,857	$—	$46,857
Book-and-ship	128,487	4,010	36,860	169,357	264,206	7,502	72,561	344,269
Net revenues	$128,487	$25,845	$36,860	$191,192	$264,206	$54,359	$72,561	$391,126

	Three Months Ended September 30, 2021				Six Months Ended September 30, 2021
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$21,762	$—	$21,762	$—	$45,411	$—	$45,411
Book-and-ship	103,317	2,073	28,433	133,823	213,533	4,073	53,833	271,439
Net revenues	$103,317	$23,835	$28,433	$155,585	$213,533	$49,484	$53,833	$316,850

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2022:	$1,026
Revenue recognized during the period	(804)
New contracts and revenue added to existing contracts during the period	672
Balance at September 30, 2022	$894

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

Three Months Ended September 30, 2022:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$128,487	$25,845	$36,860	$191,192	$—	$191,192
Intersegment revenue	1,817	—	28	1,845	(1,845)	—
Operating income	32,298	3,501	4,640	40,439	(5,122)	35,317

Three Months Ended September 30, 2021*:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$103,317	$23,835	$28,433	$155,585	$—	$155,585
Intersegment revenue	29	—	25	54	(54)	—
Operating income	26,753	2,334	1,208	30,295	(4,203)	26,092

Six months ended September 30, 2022:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$264,206	$54,359	$72,561	$391,126	$—	$391,126
Intersegment revenue	3,726	—	63	3,789	(3,789)	—
Operating income	68,587	7,915	9,737	86,239	(10,049)	76,190

Six months ended September 30, 2021*:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$213,533	$49,484	$53,833	$316,850	$—	$316,850
Intersegment revenue	55	—	72	127	(127)	—
Operating income	56,265	6,188	1,906	64,359	(9,365)	54,994

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as RectorSeal No. 5®, Kopr-Kote®, KATS Coatings®, Safe-T-Switch®, Air Sentry®, Big Red®, Cover GuardTM, AC GuardTM, Deacon®, Leak Freeze®, Falcon Stainless, Inc.®, Greco®, TRUaire® and Shoemaker Manufacturing®.

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

During the three and six months of our prior fiscal year ended September 30, 2021, the COVID-19 pandemic had direct and indirect impacts on our operations including reduced production activities at our Vietnam operations, material and freight cost inflation, supply chain disruptions and freight delays, driven by numerous factors including government actions, labor supply shortages and recovering demand. In addition, COVID-19 and its indirect effects also contributed to increased demand in certain parts of our business, including the HVAC/R end market. During the three and six months of our current fiscal year ended September 30, 2022, the direct and indirect impacts of the COVID-19 pandemic on our consolidated operating results were immaterial as economic activities recovered and the effects of the pandemic lessened. During the three months ended September 30, 2022, material and freight costs and freight delays improved when compared to the three months ended June 30, 2022. We expect material and freight cost volatility and uncertainties related to supply chain and freight delay to continue in the near-term.

The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, its impact on our employees, customers and suppliers, the broader implications of the macro-economic recovery on our business, and the extent to which normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the future impact of the COVID-19 pandemic at this time.

We are closely monitoring the Russian invasion of Ukraine and its global impacts. We have no operations, employees or assets in Russia, Belarus or Ukraine, nor do we source goods or services of any material amount from those countries, whether directly or indirectly. Shortly after the Russian invasion of Ukraine began in February 2022, we indefinitely suspended all commercial activities in Russia. Additionally, during the quarter ended September 30, 2022, we had no sales into Belarus or Ukraine. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

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

We remain disciplined in our approach to acquisitions, particularly as it relates to our assessment of valuation, prospective synergies, diligence, cultural fit and ease of integration, especially in light of uncertain and volatile global economic conditions.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our condensed consolidated results of operations and results for each of our segments.

All acquisitions are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report. Falcon Stainless, Inc ("Falcon") activity will be included in our Contractor Solutions segment beginning with the acquisition date of October 4, 2022, after the three months period ended September 30, 2022. Cover Guard, Inc. (“CG”) and AC Guard, Inc. ("ACG") activities have been included in our results within our Contractor Solutions segment since the July 8, 2022 acquisition date. Shoemaker Manufacturing, LLC ("Shoemaker") activity has been included in our results within our Contractor Solutions segment since the December 15, 2021 acquisition date. Whitmore Manufacturing, LLC joint venture ("Whitmore JV") activity has been included in our Specialized Reliability Solutions segment since the April 1, 2021 formation date. Consolidation of VIE (related to the Whitmore JV) is described in Note 3 to our condensed consolidated financial statements included in this Quarterly Report. Effective April 1, 2022, the commercial and operational activities of T.A. Industries, Inc. (“TRUaire”) were fully integrated with RectorSeal, the primary operating company of the Contractor Solutions segment.

Revenues, net

	Three Months Ended September 30,
(Amounts in thousands)	2022	2021
Revenues, net	$191,192	$155,585

	Six Months Ended September 30,
(Amounts in thousands)	2022	2021
Revenues, net	$391,126	$316,850

Net revenues for the three months ended September 30, 2022 increased $35.6 million, or 22.9%, as compared with the three months ended September 30, 2021. The increase was partially due to the Shoemaker, CG and ACG acquisitions ($11.1 million or 7.1%). Excluding the impact of the acquisitions, organic sales increased $24.5 million, or 15.8%, from the prior year due to pricing initiatives. Net revenue increased in the HVAC/R, energy, architecturally-specified building products, mining and plumbing end markets and decreased in the general industrial end market.

Net revenues for the six months ended September 30, 2022 increased $74.3 million, or 23.4%, as compared with the six months ended September 30, 2021. The increase was partially due to the Shoemaker, CG and ACG acquisitions ($19.7 million or 6.2%). Excluding the impact of the acquisitions, organic sales increased $54.6 million, or 17.2%, from the prior year due to pricing initiatives. Net revenue increased in all the end markets served.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2022	2021*
Gross profit	$80,647	$63,252
Gross profit margin	42.2%	40.7%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2022	2021*
Gross profit	$167,072	$132,278
Gross profit margin	42.7%	41.7%
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Gross profit for the three months ended September 30, 2022 increased $17.4 million, or 27.5%, as compared with the three months ended September 30, 2021. The increase was primarily a result of pricing initiatives, the acquisitions of Shoemaker, CG and ACG. Gross profit margin of 42.2% for the three months ended September 30, 2022 increased as compared to 40.7% for the three months ended September 30, 2021. The increase was due to pricing initiatives and TRUaire Vietnam's COVID related expenses ($1.2 million) incurred in the prior year period that did not recur.

Gross profit for the six months ended September 30, 2022 increased $34.8 million, or 26.3%, as compared with the six months ended September 30, 2021. The increase was primarily a result of pricing initiatives, the acquisitions of Shoemaker, CG and ACG, and the $3.9 million TRUaire purchase accounting effect and TRUaire Vietnam's COVID related expenses ($1.2 million) incurred in prior year period that did not recur, partially offset by increased material and freight costs. Gross profit margin of 42.7% for the six months ended September 30, 2022 increased as compared to 41.7% for the six months ended September 30, 2021. The increase was primarily due to the $3.9 million TRUaire purchase accounting effect and TRUaire Vietnam's COVID related expenses ($1.2 million) incurred in prior year period that did not recur.

Operating Expenses

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2022	2021
Operating expenses	$45,330	$37,160
Operating expenses as a percentage of revenues, net	23.7%	23.9%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2022	2021
Operating expenses	$90,882	$77,284
Operating expenses as a percentage of revenues, net	23.2%	24.4%

Operating expenses for the three months ended September 30, 2022 increased $8.2 million, or 22.0%, as compared with the three months ended September 30, 2021. The increase was primarily due to increased third-party sales commissions, marketing expenses and travel driven by revenue growth, added expenses related to the inclusion of Shoemaker in the current period, increased employee compensation including equity compensation and increased professional fees primarily related to information technology (IT) and recent acquisitions. The decrease in operating expenses as a percentage of revenues was attributable to revenue increasing by a greater percentage than the increase in operating expenses.

Operating expenses for the six months ended September 30, 2022 increased $13.6 million, or 17.6%, as compared with the six months ended September 30, 2021. The increase was primarily due to increased third-party sales commissions, marketing expenses and travel driven by revenue growth, added expenses related to the inclusion of Shoemaker in the current period, increased employee compensation expenses including equity compensation and increased professional fees primarily related to IT and recent acquisitions. The decrease in operating expenses as a percentage of revenues was attributable to revenue increasing by a greater percentage than the increase in operating expenses.

Operating Income

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2022	2021*
Operating income	$35,317	$26,092
Operating margin	18.5%	16.8%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2022	2021*
Operating income	$76,190	$54,994
Operating margin	19.5%	17.4%
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Operating income for the three months ended September 30, 2022 increased $9.2 million, or 35.4%, as compared with the three months ended September 30, 2021, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Operating income for the six months ended September 30, 2022 increased $21.2 million, or 38.5%, as compared with the six months ended September 30, 2021, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $3.1 million for the three months ended September 30, 2022 increased $1.7 million as compared to the three months ended September 30, 2021. Net interest expense of $4.9 million for the six months ended September 30, 2022 increased $1.9 million as compared to the three months ended September 30, 2021. The increase was due to higher interest rates and increased borrowing under our Revolving Credit Facility in connection with the Shoemaker, CG and ACG acquisitions and our share repurchase program.

Other income (expense), net changed $0.2 million to net income of less than $0.1 million for the three months ended September 30, 2022 as compared with net expense of $0.1 million for the three months ended September 30, 2021. Other income (expense), net changed $0.5 million to net income of $0.2 million for the six months ended September 30, 2022 as compared with net expense of 0.3 million for the six months ended September 30, 2021. The increase was due to gains arising from transactions in currencies other than functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended September 30, 2022, we earned $32.3 million from operations before taxes and provided for income taxes of $7.9 million, resulting in an effective tax rate of 24.6%. For the six months ended September 30, 2022, we earned $71.5 million from operations before taxes and provided for income taxes of $17.6 million, resulting in an effective tax rate of 24.6%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2022 primarily due to state income tax, net of federal benefit, executive compensation limitations, provision for global intangible low-taxed income ("GILTI") and an increase in the reserves for uncertain tax provisions; offset by excess tax deductions related to Foreign-derived intangible income ("FDII") and foreign tax credits.

For the three months ended September 30, 2021, we earned $24.5 million from operations before taxes and provided for income taxes of $6.2 million, resulting in an effective tax rate of 25.2%. For the six months ended September 30, 2021, we earned $51.7 million from operations before taxes and provided for income taxes of $12.7 million, resulting in an effective tax rate of 24.5%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2021 primarily due to state and foreign income taxes, net of federal benefit, executive compensation limitation and provision for GILTI, partially offset by excess tax deductions related to stock compensation and deductions related to FDII and foreign tax credits.

One of our Canadian subsidiaries is currently under audit by the taxing authority for tax years 2017-2020. One of our Vietnam subsidiaries is currently under audits by the taxing authority for tax years 2019-2022.

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

	Three Months Ended September 30,
(Amounts in thousands)	2022	2021*
Revenues, net	$130,304	$103,346
Operating income	32,298	26,753
Operating margin	24.8%	25.9%

	Six Months Ended September 30,
(Amounts in thousands)	2022	2021*
Revenues, net	$267,932	$213,588
Operating income	68,587	56,265
Operating margin	25.6%	26.3%
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Net revenues for the three months ended September 30, 2022 increased $27.0 million, or 26.1%, as compared with the three months ended September 30, 2021. The increase was partially due to the acquisitions of Shoemaker, CG and ACG ($11.1 million or 10.7%). Excluding the impact of the acquisitions, organic sales increased by $15.9 million, or 15.4%, due to pricing initiatives, partially offset by a slight decrease in unit volumes. Net revenue increased in the HVAC/R, architecturally-specified building products and plumbing end markets.

Net revenues for the six months ended September 30, 2022 increased $54.3 million, or 25.4%, as compared with the six months ended September 30, 2021. The increase was partially due to the acquisitions of Shoemaker, CG and ACG ($19.7 million or 9.2%). Excluding the impact of the acquisition, organic sales increased by $34.6 million, or 16.2%, due to pricing initiatives, partially offset by a slight decrease in unit volumes. Net revenue increased in HVAC/R, architecturally-specified building products and plumbing end markets and decreased slightly in the general industrial end market.

Operating income for the three months ended September 30, 2022 increased $5.5 million, or 20.7%, as compared with the three months ended September 30, 2021. The increase was due to the increased net revenue, the inclusion of Shoemaker and TRUaire Vietnam's COVID related expenses ($1.2 million) incurred in the prior year period that did not recur. These increases were partially offset by increased expenses related to third-party sales commissions, employee compensation and professional fees primarily related to IT and recent acquisitions.

Operating income for the six months ended September 30, 2022 increased $12.3 million, or 21.9%, as compared with the six months ended September 30, 2021. The increase was due to the increased net revenue, the inclusion of Shoemaker, and $3.9 million TRUaire purchase accounting effect and TRUaire Vietnam's COVID related expenses ($1.2 million) incurred in the prior year period that did not recur. These increases were partially offset by increased expenses related to material and freight costs, third-party sales commissions, employee compensation and professional fees primarily related to IT and recent acquisitions.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended September 30,
(Amounts in thousands)	2022	2021
Revenues, net	$25,845	$23,835
Operating income	3,501	2,334
Operating margin	13.5%	9.8%

	Six Months Ended September 30,
(Amounts in thousands)	2022	2021*
Revenues, net	$54,359	$49,484
Operating income	7,915	6,188
Operating margin	14.6%	12.5%

Net revenues for the three months ended September 30, 2022 increased $2.0 million or 8.4% as compared to the three months ended September 30, 2021 due to successful commercial initiatives and new product introductions.

Net revenues for the six months ended September 30, 2022 increased $4.9 million or 9.9% as compared to the six months ended September 30, 2021 due to successful commercial initiatives and new product introductions.

Operating income for the three months ended September 30, 2022 increased $1.2 million, or 50.0%, as compared with the three months ended September 30, 2021. The increase was due to the increased net revenue and management of operating expenses, partially offset by completion of lower margin legacy projects.

Operating income for the six months ended September 30, 2022 increased $1.7 million, or 27.9%, as compared with the six months ended September 30, 2021. The increase was due to the increased net revenue and management of operating expenses, partially offset by completion of lower margin legacy projects.

Specialized Reliability Solutions Segment Results

Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended September 30,
(Amounts in thousands)	2022	2021*
Revenues, net	$36,888	$28,458
Operating income	4,640	1,208
Operating margin	12.6%	4.2%

	Six Months Ended September 30,
(Amounts in thousands)	2022	2021*
Revenues, net	$72,624	$53,905
Operating income	9,737	1,906
Operating margin	13.4%	3.5%
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Net revenues for the three months ended September 30, 2022 increased $8.4 million, or 29.6%, as compared with the three months ended September 30, 2021.  The increase was primarily due to pricing initiatives and increased unit volumes. Net revenue increased in the energy and mining end markets and decreased in the general industrial end market.

Net revenues for the six months ended September 30, 2022 increased $18.7 million, or 34.7%, as compared with the six months ended September 30, 2021.  The increase was primarily due to pricing initiatives and increased unit volumes. Net revenue increased in all end markets including energy, mining, rail and general industrial.

Operating income for the three months ended September 30, 2022 increased $3.4 million or 284.0% as compared to the three months ended September 30, 2021. The increase was primarily due to the increased net revenue, partially offset by increased expenses related to material costs and third-party sales commissions.

Operating income for the six months ended September 30, 2022 increased $7.8 million or 411.0% as compared to the six months ended September 30, 2021. The increase was primarily due to the increased net revenue, partially offset by increased expenses related to material costs, third-party sales commissions, employee compensation and increased professional fees primarily related to IT.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Our largest use of cash in our operations is for purchasing and carrying inventories and carrying seasonal accounts receivable. Additionally, we use our Revolving Credit Facility to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, and repay scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities, primarily our Revolving Credit Facility, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

Cash Flow Analysis

	Six Months Ended September 30,
(Amounts in thousands)	2022	2021*
Net cash provided by operating activities	$47,293	$42,775
Net cash used in investing activities	(25,987)	(3,552)
Net cash used in financing activities	(23,868)	(31,684)
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Our cash balance (including cash and cash equivalents) at September 30, 2022 was $13.6 million, as compared with $16.6 million at March 31, 2022.

For the six months ended September 30, 2022, our cash provided by operating activities from operations was $47.3 million, as compared with $42.8 million for six months ended September 30, 2021.

•Working capital used cash for the six months ended September 30, 2022 due to higher inventories ($23.1 million), higher prepaid expenses and other current assets ($4.5 million), higher accounts receivable ($3.2 million) and lower accounts payable and other current liabilities ($0.9 million), partially offset by higher other liabilities ($1.0 million).
•Working capital used cash for the six months ended September 30, 2021 due to higher inventories ($17.7 million) and higher accounts receivable ($12.6 million), partially offset by higher accounts payable and other current liabilities ($6.3 million), lower prepaid and other current assets ($0.6 million), higher other liabilities ($0.7 million) and lower other assets ($0.5 million).

Cash flows used in investing activities from operations during the six months ended September 30, 2022 were $26.0 million, as compared with $3.6 million used in investing activities for the six months ended September 30, 2021.

•Capital expenditures during the six months ended September 30, 2022 and 2021 were $4.5 million and $4.9 million, respectively. Our capital expenditures have been focused on enterprise resource planning systems, new product introductions, capacity expansion, continuous improvement and automation of manufacturing facilities.
•During the six months ended September 30, 2022, the full contingent payment of $2.0 million was remitted to the Shoemaker sellers due to the performance obligation being met as part of the Shoemaker acquisition, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
•During the six months ended September 30, 2022, we acquired the assets of CG and ACG and related intellectual property for $19.5 million in cash considerations, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
•During the six months ended September 30, 2021, we received proceeds of $1.4 million as a result of a final working capital true-up adjustment related to the TRUaire acquisition.

Cash flows used in financing activities during the six months ended September 30, 2022 and 2021 were $23.9 million and $31.7 million, respectively. Cash outflows resulted from:

•Net borrowing (repayments) on our Revolving Credit Facility and term loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) of $16.7 million and $(28.3) million during the six months ended September 30, 2022 and 2021, respectively.
•Payments of $2.3 million of underwriting discounts and fees in connection with our Second Credit Agreement during the six months ended September 30, 2021, as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report.
•Repurchases of shares under our share repurchase program (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report) of $35.6 million and $0 during the six months ended September 30, 2022 and 2021, respectively.
•Proceeds from the redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $2.0 million and $6.3 million during the six months ended September 30, 2022 and 2021, respectively, as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

•Dividend payments of $5.3 million and $4.7 million during the six months ended September 30, 2022 and 2021, respectively.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of September 30, 2022.

We have entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  This agreement is more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the six months ended September 30, 2022.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of September 30, 2022, we had $260.0 million in outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage, or hedge, interest rate risks related to our borrowings by means of an interest rate swap agreement.  At September 30, 2022, we had an interest rate swap agreement that covered 3.5% of our $269.5 million total outstanding indebtedness. Each quarter point change in interest rates would result in a $0.7 million change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net gain (loss) of $0.6 million and $(0.1) million for the six months ended September 30, 2022 and 2021, respectively, which are included in other expense, net on our condensed consolidated statements of income. We realized a net gain (loss) associated with foreign currency translation of $(3.4) million and $(0.5) million for the six months ended September 30, 2022 and 2021, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at September 30, 2022, a 10% change in the foreign currency exchange rates for the six months ended September 30, 2022 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
July 1 - 31	47,491	(a)	$106.63	47,491	$50.0
August 1 - 31	82	(b)	125.51	—	50.0
September 1 - 30	—		—	—	50.0
Total	47,573			47,491

(a) On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced a previously announced $75.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2022, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. As of September 30, 2022, 461,596 shares of our common stock had been repurchased under the current program for an aggregate amount of $50.0 million.

(b) Represents shares tendered by employees to satisfy minimum tax withholding amounts related to the vesting equity awards.

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

CSW INDUSTRIALS, INC.

November 3, 2022	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

November 3, 2022	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)