Form 10-Q
period 2022-12-31
CSW INDUSTRIALS, INC.
filed 2023-02-02
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 30, 2023, there were 15,474,925 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share amounts)	2022	2021*	2022	2021*
Revenues, net	$171,093	$136,286	$562,219	$453,136
Cost of revenues	(105,295)	(84,943)	(329,349)	(269,516)
Gross profit	65,798	51,343	232,870	183,620
Selling, general and administrative expenses	(42,686)	(37,894)	(133,568)	(115,177)
Operating income	23,112	13,449	99,302	68,443
Interest expense, net	(4,200)	(1,184)	(9,090)	(4,151)
Other expense, net	(737)	(127)	(529)	(432)
Income before income taxes	18,175	12,138	89,683	63,860
Provision for income taxes	(2,676)	(2,388)	(20,232)	(15,066)
Net income	15,499	9,750	69,451	48,794
Less: Loss (income) attributable to redeemable noncontrolling interest	100	(444)	(79)	(855)
Net income attributable to CSW Industrials, Inc.	$15,599	$9,306	$69,372	$47,939

Net income per share attributable to CSW Industrials, Inc.
Basic	$1.01	$0.59	$4.47	$3.04
Diluted	$1.01	$0.59	$4.46	$3.03

Weighted average number of shares outstanding:
Basic	15,476	15,794	15,520	15,752
Diluted	15,512	15,844	15,554	15,809
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2022	2021*	2022	2021*
Net income	$15,499	$9,750	$69,451	$48,794
Other comprehensive income (loss):
Foreign currency translation adjustments	1,606	(71)	(4,076)	(113)
Cash flow hedging activity, net of taxes of $10, $(25), $(152) and $(19), respectively	(39)	93	570	71
Pension and other postretirement effects, net of taxes of $(35), $14, $(39) and $5, respectively	133	(52)	146	(20)
Other comprehensive gain (loss)	1,700	(30)	(3,360)	(62)
Comprehensive income	$17,199	$9,720	$66,091	$48,732
Less: Comprehensive loss (income) attributable to redeemable noncontrolling interest	100	(444)	(79)	(855)
Comprehensive income attributable to CSW Industrials, Inc.	$17,299	$9,276	$66,012	$47,877
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except for per share amounts)	December 31, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$14,721	$16,619
Accounts receivable, net of allowance for expected credit losses of $1,273 and $1,177, respectively	103,213	122,804
Inventories, net	177,909	150,114
Prepaid expenses and other current assets	26,494	10,610
Total current assets	322,337	300,147
Property, plant and equipment, net of accumulated depreciation of $89,078 and $80,393, respectively	85,814	87,032
Goodwill	243,452	224,658
Intangible assets, net	322,268	300,837
Other assets	73,801	82,686
Total assets	$1,047,672	$995,360

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,031	$47,836
Accrued and other current liabilities	66,784	69,005
Current portion of long-term debt	561	561
Total current liabilities	109,376	117,402
Long-term debt	275,973	252,214
Retirement benefits payable	1,307	1,027
Other long-term liabilities	144,844	140,306
Total liabilities	531,500	510,949
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	17,404	15,325
Equity:
Common shares, $0.01 par value	163	162
Shares authorized – 50,000
Shares issued – 16,376 and 16,283, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	120,860	112,924
Treasury shares, at cost (902 and 576 shares, respectively)	(82,729)	(46,448)
Retained earnings	468,908	407,522
Accumulated other comprehensive loss	(8,434)	(5,074)
Total equity	498,768	469,086
Total liabilities, redeemable noncontrolling interest and equity	$1,047,672	$995,360
See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2022	$162	$(46,448)	$112,924	$407,522	$(5,074)	$469,086
Share-based compensation	—	—	2,284	—	—	2,284
Stock activity under stock plans	—	(2,002)	—	—	—	(2,002)
Reissuance of treasury shares	—	2,016	1,075	—	—	3,091
Repurchase of common shares	—	(30,491)	—	—	—	(30,491)
Net income	—	—	—	29,443	—	29,443
Dividends	—	—	22	(2,691)	—	(2,669)
Other comprehensive income, net of tax	—	—	—	—	(2,022)	(2,022)
Balance at June 30, 2022	$162	$(76,925)	$116,305	$434,274	$(7,096)	$466,720
Share-based compensation	—	—	2,447	—	—	2,447
Stock activity under stock plans	—	(11)	—	—	—	(11)
Repurchase of common shares	—	(5,064)	—	—	—	(5,064)
Reissuance of treasury shares	—	770	(497)	—	—	273
Net income	—	—	—	24,331	—	24,331
Dividends	—	—	18	(2,643)	—	(2,625)
Other comprehensive loss, net of tax	—	—	—	—	(3,038)	(3,038)
Balance at September 30, 2022	$162	$(81,230)	$118,273	$455,962	$(10,134)	$483,033
Share-based compensation	—	—	2,566	—	—	2,566
Stock activity under stock plans	1	(1,399)	—	—	—	(1,398)
Repurchase of common shares	—	(100)	—	—	—	(100)
Net income	—	—	—	15,599	—	15,599
Dividends	—	—	21	(2,653)	—	(2,632)
Other comprehensive income, net of tax	—	—	—	—	1,700	1,700
Balance at December 31, 2022	$163	$(82,729)	$120,860	$468,908	$(8,434)	$498,768

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings*	Accumulated Other Comprehensive Loss	Total*
Balance at March 31, 2021	$161	$(34,075)	$104,690	$350,670	$(5,996)	$415,450
Share-based compensation	—	—	1,888	—	—	1,888
Stock activity under stock plans	—	(3,168)	(1)	—	—	(3,169)
Reissuance of treasury shares	—	1,375	936	—	—	2,311
Net income	—	—	—	20,461	—	20,461
Dividends	—	—	19	(2,377)	—	(2,358)
Other comprehensive income, net of tax	—	—	—	—	387	387
Balance at June 30, 2021	$161	$(35,868)	$107,532	$368,754	$(5,609)	$434,970
Share-based compensation	—	—	2,049	—	—	2,049
Stock activity under stock plans	—	(13)	—	—	—	(13)
Reissuance of treasury shares	—	1,568	(994)	—	—	574
Net income	—	—	—	18,171	—	18,171
Dividends	—	—	18	(2,378)	—	(2,360)
Other comprehensive income, net of tax	—	—	—	—	(419)	(419)
Balance at September 30, 2021	$161	$(34,313)	$108,605	$384,547	$(6,028)	$452,972
Share-based compensation	—	—	2,287	—	—	2,287
Stock activity under stock plans	1	(1,698)	—	—	—	(1,697)
Repurchase of common shares	—	(477)	—	—	—	(477)
Reissuance of treasury shares	—	3,884	(119)	—	—	3,765
Net income	—	—	—	9,306	—	9,306
Dividends	—	—	18	(2,386)	—	(2,368)
Other comprehensive income, net of tax	—	—	—	—	(30)	(30)
Balance at December 31, 2021	$162	$(32,604)	$110,791	$391,467	$(6,058)	$463,758

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
(Amounts in thousands)	2022	2021*
Cash flows from operating activities:
Net income	$69,451	$48,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,463	8,731
Amortization of intangible and other assets	16,842	19,765
Provision for inventory reserves	1,878	1,608
Provision for doubtful accounts	1,613	1,146
Share-based and other executive compensation	7,296	6,223
Net loss (gain) on disposals of property, plant and equipment	48	(9)
Net pension benefit	141	269
Impairment of assets	156	—
Net deferred taxes	(1,094)	1,757
Changes in operating assets and liabilities:
Accounts receivable	21,963	5,621
Inventories	(28,270)	(33,268)
Prepaid expenses and other current assets	(8,343)	(4,827)
Other assets	185	378
Accounts payable and other current liabilities	(7,348)	12,032
Retirement benefits payable and other liabilities	91	1,252
Net cash provided by operating activities	84,072	69,472
Cash flows from investing activities:
Capital expenditures	(8,268)	(8,356)
Proceeds from sale of assets	70	21
Cash paid for acquisitions	(55,524)	(36,427)
Net cash used in investing activities	(63,722)	(44,762)
Cash flows from financing activities:
Borrowings on line of credit	122,777	52,513
Repayments of line of credit and term loan	(99,018)	(63,934)
Payments of deferred loan costs	(662)	(2,327)
Purchase of treasury shares	(39,064)	(5,356)
Proceeds from stock option activity	272	1,326
Proceeds from acquisition of redeemable noncontrolling interest shareholder	2,000	6,293
Dividends	(7,924)	(7,084)
Net cash used in financing activities	(21,619)	(18,569)
Effect of exchange rate changes on cash and equivalents	(629)	(45)
Net change in cash and cash equivalents	(1,898)	6,096
Cash and cash equivalents, beginning of period	16,619	10,088
Cash and cash equivalents, end of period	$14,721	$16,184
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

During the three and nine months of our prior fiscal year ended December 31, 2021, the COVID-19 pandemic had direct and indirect impacts on our operations including reduced production activities at our Vietnam operations, material and freight cost inflation, supply chain disruptions and freight delays, driven by numerous factors including government actions, labor supply shortages and recovering demand. In addition, COVID-19 and its indirect effects also contributed to increased demand in certain parts of our business, including the HVAC/R end market. During the three and nine months of our current fiscal year ended December 31, 2022, the direct and indirect impacts of the COVID-19 pandemic on our consolidated operating results were immaterial as economic activities recovered and the effects of the pandemic lessened.

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

We are closely monitoring the Russian invasion of Ukraine and its global impacts. We have no operations, employees or assets in Russia, Belarus or Ukraine, nor do we source goods or services of any material amount from those countries, whether directly or indirectly. Shortly after the Russian invasion of Ukraine began in February 2022, we indefinitely suspended all commercial activities in Russia. Additionally, during the quarter ended December 31, 2022, we had no sales into Belarus or Ukraine. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity ("VIE") for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of December 31, 2022, and the results of operations for the three and nine months periods ended December 31, 2022 and 2021. All adjustments are of a normal, recurring nature.

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

Accounting Developments

Pronouncements Implemented

In October 2021, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This update improves comparability for both the recognition and measurement of acquired customer revenue contracts at the date of and after a business combination. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company early adopted the ASU 2021-08 on a prospective basis on April 1, 2022 and did not have a material impact on our condensed consolidated financial statements.

In August 16, 2022, The Inflation Reduction Act of 2022 ("IRA") was signed into law effective in taxable years beginning after December 31, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new fifteen percent corporate minimum tax, a one percent new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and others. At this time, none of the IRA tax provisions are expected to have a material impact to the Company's fiscal 2023 tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company's tax provision in future periods.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and London Interbank Offered Rate ("LIBOR"). This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective for all entities through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. As discussed in Note 9, the Company terminated our interest rate swap agreement in January 2023 and therefore, will not apply the practical expedients and exceptions as required by the ASU. As discussed in Note 7, the Company’s Second Amendment includes a transition clause in the event LIBOR is discontinued, as such, we do not expect the transition of LIBOR to have a material impact on our consolidated financial statements. The adoption of this ASU did not have an impact on our consolidated financial condition and results of operations.

2. ACQUISITIONS

Shoemaker Manufacturing, LLC

On December 15, 2021, we acquired 100% of outstanding equity of Shoemaker Manufacturing, LLC (“Shoemaker”), based in Cle Elum, Washington, for an aggregate purchase price of $43.6 million, including working capital and closing cash adjustments and contingent consideration. Shoemaker offers high-quality customizable GRD for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S. The aggregate purchase price was comprised of cash consideration of $38.6 million (including $1.2 million cash acquired), 25,483 shares of the Company's common stock valued at $3.0 million at transaction close and additional contingent consideration of $2.0 million based on Shoemaker meeting a defined financial target during the quarter ended March 31, 2022. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in note 7). The 25,483 shares of common stock delivered to the sellers as consideration were issued from treasury shares. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a current liability of $2.0 million and was determined using a scenario-based analysis on forecasted future results. In May 2022, the full contingent consideration amount of $2.0 million was remitted to the sellers due to the performance obligation being met.

The Shoemaker acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $8.1 million allocated to goodwill, which represents the value expected to be obtained from owning a more extensive GRD product portfolio for the HVAC/R market and increased regional exposure to the northwest U.S. The preliminary allocation of the fair value of the net assets acquired included customer lists ($23.0 million), trademarks ($6.5 million), noncompete agreements ($0.7 million), backlog ($0.3 million), inventory ($3.6 million), accounts receivable ($1.7 million), cash ($1.2 million), equipment ($1.4 million) and prepaid expenses ($0.2 million), net of current liabilities ($3.1 million). Customer lists, noncompete agreements and backlog are being amortized over 15 years, 5 years and 1 month, respectively, while trademarks and goodwill are not being amortized.  The Company completed the analysis of the assets acquired and liabilities assumed and the related allocation during the three months ended December 31, 2022. Goodwill and all intangible assets, including customer lists, trademarks, noncompete agreements and backlog are deductible and amortized over 15 years for income tax purposes. Shoemaker activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

Cover Guard, Inc. and AC Guard, Inc.

On July 8, 2022, we acquired the assets of Cover Guard, Inc. (“CG”) and AC Guard, Inc. ("ACG"), based in Orlando, Florida, for an aggregate purchase price of $18.4 million, comprised of cash consideration of $18.0 million and additional contingent considerations initially measured at $0.4 million based on CG and ACG meeting defined financial targets over a period of 5 years. In conjunction with the acquisition, we agreed to pay an additional $3.7 million, comprised of cash consideration of $1.5 million and 5-year annuity payments (value of $2.2 million) to a third party to secure the related intellectual property. The total cash consideration at closing of $19.5 million was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in footnote 7). CG and ACG product lines further expand Contractor Solutions’ offering of leading HVAC/R accessories. Through these differentiated products, our Contractor Solutions segment expects to achieve incremental ductless and ducted HVAC/R market penetration. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long term liability of $0.4 million and was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations.

The CG and ACG acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $1.7 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R and plumbing offerings and provide a meaningful value proposition to our end use customers. The preliminary allocation of the fair value of the assets acquired included customer lists ($9.8 million), patent ($1.8 million), trademarks ($0.7 million), inventory ($3.1 million), accounts receivable ($1.0 million) and equipment ($0.3 million). Customer lists and patent are being amortized over 15 years and 10 years, respectively, while trademarks and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available as of July 8, 2022, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets, including customer lists, trademarks and patent are deductible and amortized over 15 years for income tax purposes. CG and ACG activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

The additional $3.7 million we agreed to pay a third party was accounted for as an acquisition of intellectual property and will be amortized over 15 years.

Falcon Stainless, Inc.

On October 4, 2022, we acquired 100% of the outstanding equity of Falcon Stainless, Inc ("Falcon"), based in Temecula, California, for an aggregate purchase price of $37.1 million (including $1.0 million cash acquired), comprising cash consideration of $34.6 million and an additional payment of $2.5 million due one-year from the acquisition date assuming certain business conditions are met. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in footnote 7). Falcon products are well-known among the professional trades for supplying enhanced water flow delivery and increased customer satisfaction and supplement our Contractor Solutions segment's existing product portfolio.

The Falcon acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $18.2 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing plumbing offerings and provide a meaningful value proposition to our end use customers. The preliminary allocation of the fair value of the assets acquired comprises customer lists ($17.7 million), trademarks ($4.7 million), accounts receivable ($1.4 million), cash ($1.0 million), inventory ($0.7 million), other current asset ($0.1 million) and other assets ($2.9 million), net of current liabilities (0.5 million) and other liabilities ($9.1 million). Customer lists are being amortized over 15 years, while trademarks and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available as of October 4, 2022, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are not deductible for income tax purposes. Falcon activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

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

December 31, 2022
Cash	$4,128
Accounts receivable, net	6,783
Inventories, net	2,990
Prepaid expenses and other current assets	202
Property, plant and equipment, net	10,638
Intangible assets, net	6,681
Other assets	76
Total assets	$31,498

Accounts payable	$2,980
Accrued and other current liabilities	1,798
Other long-term liabilities	5
Total liabilities	$4,783

During the three and nine months ended December 31, 2022, the Whitmore JV generated net (loss) income of $(0.2) million and $0.2 million, respectively.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member after three years from the Whitmore JV's formation, subject to certain timing restrictions. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the nine-month period ended December 31, 2022 were as follows (in thousands):

Balance at March 31, 2022	$15,325
Net income attributable to redeemable noncontrolling interest	79
Contributions from noncontrolling interest	2,000
Balance at December 31, 2022	$17,404

4. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2022	March 31, 2022
Raw materials and supplies	$51,303	$46,136
Work in process	4,935	7,471
Finished goods	126,921	100,792
Total inventories	183,159	154,399
Less: Obsolescence reserve	(5,250)	(4,285)
Inventories, net	$177,909	$150,114

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of December 31, 2022 and March 31, 2022 were as follows (in thousands):

	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Balance at March 31, 2022	$190,152	$25,007	$9,499	$224,658
Falcon acquisition	18,196	—	—	18,196
CG and ACG acquisitions	1,686	—	—	1,686
Shoemaker acquisition	6	—	—	6
Currency translation	(82)	(728)	(284)	(1,094)
Balance at December 31, 2022	$209,958	$24,279	$9,215	$243,452

The following table provides information about our intangible assets (in thousands, except years):

		December 31, 2022		March 31, 2022
	Weighted Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$11,223	$(8,384)	$9,417	$(8,065)
Customer lists and amortized trademarks	14	324,395	(76,463)	297,909	(61,368)
Non-compete agreements	5	800	(230)	939	(258)
Other	8	8,543	(4,064)	5,123	(3,957)
		$344,961	$(89,141)	$313,388	$(73,648)
Trade names and trademarks not being amortized:		$66,448	$—	$61,097	$—

Amortization expenses for the three and nine months ended December 31, 2022 were $5.8 million and $16.4 million, respectively. Amortization expenses for the three and nine months ended December 31, 2021 were $5.2 million and $19.4 million (including the amortization of inventory purchase accounting adjustment of $3.9 million), respectively. The following table shows the estimated future amortization for intangible assets, as of December 31, 2022, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2023	$5,800
2024	20,662
2025	19,927
2026	19,321
2027	18,553
Thereafter	171,557
Total	$255,820

6. SHARE-BASED COMPENSATION

Refer to Note 6 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of December 31, 2022, 421,174 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Share-based compensation expense	$2,566	$2,287	$7,296	$6,223
Related income tax benefit	(640)	(549)	(1,823)	(1,494)
Net share-based compensation expense	$1,926	$1,738	$5,473	$4,729

Stock option activity was as follows:

	Nine Months Ended December 31, 2022
	Number of Shares	Weighted Average Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at April 1, 2022	10,800	$25.23
Exercised	(10,800)	25.23
Outstanding at December 31, 2022	—	$—	0	$—
Exercisable at December 31, 2022	—	$—	0	$—

All compensation costs related to stock options were recognized prior to April 1, 2019.

Restricted share activity was as follows:

	Nine Months Ended December 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2022:	228,331	$126.02
Granted	96,189	131.21
Vested	(86,547)	85.68
Canceled	(4,582)	109.91
Outstanding at December 31, 2022	233,391	$138.11

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

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of December 31, 2022 and 2021 included 99,474 and 102,306 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted no awards with performance-based vesting provisions during the three months ended December 31, 2022 and 2021. We granted

21,087 and 47,845 awards with performance-based vesting provisions during the nine months ended December 31, 2022 and 2021, respectively, with a vesting range of 0%-200%.

At December 31, 2022, we had unrecognized compensation cost related to unvested restricted shares of $21.9 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.8 years. The total fair value of restricted shares granted during the three months ended December 31, 2022 and 2021 was $5.4 million and $4.6 million, respectively. The total fair value of restricted shares granted during the nine months ended December 31, 2022 and 2021 was $9.4 million and $27.7 million, respectively. The total fair value of restricted shares vested during the three months ended December 31, 2022 and 2021 was $4.7 million and $5.9 million, respectively. The total fair value of restricted shares vested during the nine months ended December 31, 2022 and 2021 was $10.1 million and $14.1 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	December 31, 2022	March 31, 2022
Revolving Credit Facility, interest rate of 5.92% and 1.95% (a)	$267,180	$243,000
Whitmore Term Loan, interest rate of 6.39% and 2.45% (a)(b)	9,354	9,775
Total debt	276,534	252,775
Less: Current portion	(561)	(561)
Long-term debt	$275,973	$252,214
(a) Represents the interest rate effective on December 31, 2022, and March 31, 2022, respectively.
(b) Represents the unhedged interest rate according to the Whitmore Term Loan agreement.

Revolving Credit Facility

As discussed in Note 9 to our consolidated financial statements included in our Annual Report, prior to May 2021, we maintained a five-year, $300.0 million revolving credit facility agreement (the "First Credit Agreement"), which was scheduled to mature on September 15, 2022. Borrowings in the U.S. under this facility bore interest at a rate of prime plus between 0.25% to 1.5% or LIBOR plus between 1.25% to 2.5% based on our quarterly leverage ratio. We also paid a commitment fee between 0.15% to 0.4% for the unutilized portion of this facility.

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), which replaced the First Credit Agreement and provides for a $400 million revolving credit facility that contains a $25 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans, with an additional $150 million accordion feature. The Second Credit Agreement is scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in underwriting fees, which are being amortized over the life of the Second Credit Agreement. Borrowings under the Second Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or LIBOR plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Company and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

On December 15, 2022, the Company entered into an Incremental Assumption Agreement No. 1 and Amendment No. 2 to the Second Credit Agreement (the “Second Amendment”) to utilize a portion of the accordion feature, thus increasing the commitment from $400.0 million to $500.0 million, and concurrently reduced the available incremental accordion by a corresponding amount (the term "Revolving Credit Facility" as used throughout this document refers to the First Credit Agreement, the Second Credit Agreement and the Second Amendment, as applicable). The Second Amendment also replaced the LIBOR Rate with individualized metrics based on the specific denomination of borrowings, including a metric based on Term SOFR (as defined in the Second Credit Agreement) for borrowings denominated in U.S. Dollars. The Company incurred a total of $0.7 million in underwriting fees, which are being amortized over the remaining term of the Second Credit Agreement.

During the nine months ended December 31, 2022, we borrowed $122.8 million and repaid $98.6 million under the Revolving Credit Facility. As of December 31, 2022 and March 31, 2022, we had $267.2 million and $243.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the Revolving Credit Facility of $232.8 million and $157.0 million, respectively. The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement. The Second Credit Agreement also requires the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of December 31, 2022.

Whitmore Term Loan

In July 2014, Whitmore secured a term loan (the "Whitmore Term Loan") related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan matures on July 31, 2029 and requires payments of $140,000 each quarter.  Borrowings under this term loan bear interest at a rate of one month LIBOR plus 2.0%.  As of December 31, 2022 and March 31, 2022, Whitmore Manufacturing had $9.4 million and $9.8 million, respectively, in principal amount outstanding under the Whitmore Term Loan.

As described in Note 9, interest payments under the Whitmore Term Loan were hedged under an interest rate swap agreement until January 9, 2023, when the interest rate swap agreement was terminated. On January 20, 2023, the Whitmore Term Loan was paid off using borrowings under our existing Revolving Credit Facility discussed above.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 25 years, some of which include escalation clauses and/or options to extend or terminate the leases. We do not currently have any financing lease arrangements.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Components of Operating Lease Expenses
Operating lease expense (a)	$2,727	$2,472	$8,002	$7,302
Short-term lease expense	227	73	635	231
Total operating lease expense	$2,954	$2,545	$8,637	$7,533
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	December 31, 2022	March 31, 2022
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$61,801	$67,076

Short-term lease liabilities (c)	$9,764	$9,269
Long-term lease liabilities (c)	57,671	63,275
Total operating lease liabilities	$67,435	$72,544
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Nine Months Ended December 31,
(in thousands)	2022	2021
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$8,184	$7,205
Right-of-use assets obtained in exchange for new operating lease obligations	2,348	7,280
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	7.25	8.30
Weighted average discount rate	2.3%	2.3%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2023 (excluding the nine months ended December 31, 2022)	$2,853
2024	11,071
2025	10,859
2026	10,510
2027	10,280
Thereafter	27,774
Total lease liabilities	73,347
Less: Imputed interest	(5,912)
Present value of lease liabilities	$67,435

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

As of December 31, 2022, we had an interest rate swap agreement to hedge exposure to variable interest rates on the Whitmore Term Loan, as discussed in Note 7.  As of December 31, 2022 and March 31, 2022, we had $9.4 million and $9.8 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.  The interest rate swap was highly effective.  As of December 31, 2022, the derivative assets were reported in current derivative assets as the interest rate swap was terminated on January 9, 2023, which resulted a cash receipt of $0.2 million. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	December 31, 2022	March 31, 2022
Current derivative asset	$379	$—
Current derivative liabilities	—	109
Non-current derivative liabilities	—	233

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and nine months ended December 31, 2022 and 2021 (amounts in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021*	2022	2021*
Net income	$15,499	$9,750	$69,451	$48,794
Less: Net loss (income) attributable to redeemable noncontrolling interest	100	(444)	(79)	(855)
Net income attributable to CSW Industrials, Inc. shareholders	$15,599	$9,306	$69,372	$47,939

Weighted average shares:
Common stock	15,364	15,690	15,413	15,641
Participating securities	112	104	107	111
Denominator for basic earnings per common share	15,476	15,794	15,520	15,752
Potentially dilutive securities	36	49	34	57
Denominator for diluted earnings per common share	15,512	15,844	15,554	15,809

Net income per share attributable to CSW Industrials, Inc. shareholders:
Basic	$1.01	$0.59	$4.47	$3.04
Diluted	$1.01	$0.59	$4.46	$3.03
 *Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

11. SHAREHOLDERS' EQUITY

Share Repurchase Program

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year period. On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced the prior announced $75.0 million program. On December 16, 2022, we announced that our Board of Directors authorized a new $100.0 million share repurchase program, which replaced the previously announced $100.0 million program. Under the current repurchase program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration date of December 31, 2024, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. Through December 31, 2022, no shares have been repurchased under the current $100.0 million repurchase program. Under the prior $100.0 million repurchase program, 866 shares were repurchased during the three months ended December 31, 2022 for $0.1 million, and 4,175 shares were repurchased during the three months ended December 31, 2021 for $0.5 million. Under the prior $100.0 million repurchase program, 336,347 shares were repurchased during the nine months ended December 31, 2022 for $35.7 million, and 4,175 shares were repurchased during the nine months ended December 31, 2021 for $0.5 million. As of December 31, 2022, a total of 462,462 shares had been repurchased for an aggregate amount of $50.1 million under the prior $100.0 million program with no shares repurchased under the current $100.0 million program.

Dividends

On April 4, 2019, we commenced a quarterly dividend program at an inaugural rate of $0.135 per share. On April 15, 2021, we announced a quarterly dividend increase to $0.15 per share. On April 14, 2022, we announced another quarterly dividend increase to $0.17 per share. Total dividends of $2.6 million and $2.4 million were paid during the three months ended December 31, 2022 and 2021, respectively. Total dividends of $7.9 million and $7.1 million were paid during the nine months ended December 31, 2022 and 2021, respectively.

On January 13, 2023, we announced a quarterly dividend of $0.17 per share payable on February 10, 2023 to shareholders of record as of January 27, 2023. Any future dividends at the existing $0.17 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at variable rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values at December 31, 2022 and March 31, 2022 due to their short-term nature.

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

The following tables set forth the combined net pension benefit recognized in our condensed consolidated financial statements for all plans (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Service and other costs	$15	$12	$45	$36
Interest cost on projected benefit obligation	36	34	107	101
Expected return on assets	(11)	(28)	(34)	(84)
Amortization of net actuarial loss	11	18	32	53
Pension plan termination	453	$—	$453	$—
Net pension benefit	$504	$36	$603	$106

The components of net periodic cost for retirement and postretirement benefits, other than service and other costs, are included in other expense, net in our condensed consolidated statements of income.

During the nine months ended December 31, 2022, we offered lump sum payments to eligible active and terminated vested participants in our Canadian defined benefit pension plan (the “Canadian Plan”) that covers all of our employees based at our facility in Alberta, Canada. Approximately 50% of those participants accepted the lump sum offer for an aggregate payment of $0.7 million in November 2022. We entered into an annuity purchase contract for the remaining liability and terminated the Canadian Plan effective January 31, 2022. The termination required an additional contribution of $0.1 million, which was paid in November 2022, and resulted in an overall termination charge of $0.5 million ($0.4 million, net of tax) recorded in other (expense) income, net, due primarily to the recognition of expenses that were previously included in accumulated other comprehensive loss and the recognition of additional costs associated with the annuity purchase contract.

14. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending, whether individually or in the aggregate, that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

15. INCOME TAXES

For the three months ended December 31, 2022, we earned $18.2 million from operations before taxes and provided for income taxes of $2.7 million, resulting in an effective tax rate of 14.7%. For the nine months ended December 31, 2022, we earned $89.7 million from operations before taxes and provided for income taxes of $20.2 million, resulting in an effective tax rate of 22.6%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2022 primarily due to a net decrease in the reserves for uncertain tax positions ("UTP"), excess tax deductions related to stock compensation, excess tax deductions related to Foreign-derived intangible income ("FDII") and the impact of US federal provision to return adjustment, partially offset by state income tax, net of federal benefit and executive compensation limitations.

In connection with the TRUaire acquisition closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the purchase agreement, the seller provided a contractual indemnification to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years and we recognized a tax indemnification asset of $12.5 million. This tax indemnification asset will either be settled or expire by December 2023. During the three months ended March 31, 2021, as a result of the audit closure of a pre-acquisition tax period for TRUaire, $5.0 million of the tax indemnification asset was released along with the relevant UTP of $5.3 million. During the three months ended December 31, 2022, TRUaire's Vietnam entity concluded its audit for the tax periods from January 1, 2019 to March 31, 2022 and received an audit closing letter from the tax authority. As a result, $1.5 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released and recorded as an income tax benefit for the three months ended December 31, 2022. As of December 31, 2022, $7.5 million of the tax indemnification asset remains outstanding and is reported in our condensed consolidated balance sheets in prepaid expenses and other current assets.

For the three months ended December 31, 2021, we earned $12.1 million from operations before taxes and provided for income taxes of $2.4 million, resulting in an effective tax rate of 19.7%. For the nine months ended December 31, 2021, we earned $63.9 million from operations before taxes and provided for income taxes of $15.1 million, resulting in an effective tax rate of 23.6%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2021 primarily due to excess tax deductions related to stock compensation, the impact of federal return to provision adjustments and deductions related to FDII, partially offset by state and foreign income taxes, executive compensation limitations, an increase in the reserve for UTP and foreign tax credits.

One of our Canadian subsidiaries is currently under audit by the taxing authority for tax periods from March 31, 2017 to March 31, 2020.

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended December 31,
	2022	2021
Currency translation adjustments:
Balance at beginning of period	$(10,120)	$(4,436)
Adjustments for foreign currency translation	1,606	(71)
Balance at end of period	$(8,514)	$(4,507)

Interest rate swaps:
Balance at beginning of period	$339	$(825)
Unrealized gains (losses), net of taxes of $10 and $(10), respectively (a)	(39)	37
Reclassification of losses included in interest expense, net, net of taxes of $0 and $(15), respectively	—	56
Other comprehensive income (loss)	(39)	93
Balance at end of period	$300	$(732)

Defined benefit plans:
Balance at beginning of period	$(353)	$(767)
Amortization of net gains (losses), net of taxes of $(35) and $14, respectively (b)	133	(52)
Balance at end of period	$(220)	$(819)

	Nine Months Ended December 31,
	2022	2021
Currency translation adjustments:
Balance at beginning of period	$(4,438)	$(4,394)
Adjustments for foreign currency translation	(4,076)	(113)
Balance at end of period	$(8,514)	$(4,507)

Interest rate swaps:
Balance at beginning of period	$(270)	$(803)
Unrealized gains (losses), net of taxes of $(137) and $27, respectively (a)	516	(100)
Reclassification of losses included in interest expense, net, net of taxes of $(14) and $(45), respectively	54	171
Other comprehensive income	570	71
Balance at end of period	$300	$(732)

Defined benefit plans:
Balance at beginning of period	$(366)	$(799)
Amortization of net gains (losses), net of taxes of $(39) and $5, respectively (b)	146	(20)
Balance at end of period	$(220)	$(819)

(a) Unrealized gain (loss) is reclassified to earnings as underlying cash interest payments are made. As discussed in Note 9, the interest rate swap was terminated on January 9, 2023, which resulted a gain of $0.1 million, net of deferred taxes, during the three months ended March 31, 2023.

(b) Amortization of actuarial gains (losses) out of accumulated comprehensive loss are included in the computation of net periodic pension expense. See Note 13 for additional information.

17. REVENUE RECOGNITION

Refer to Note 20 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended December 31, 2022				Nine Months Ended December 31, 2022
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$21,509	$—	$21,509	$—	$68,366	$—	$68,366
Book-and-ship	110,171	3,110	36,303	149,584	374,377	10,612	108,864	493,853
Net revenues	$110,171	$24,619	$36,303	$171,093	$374,377	$78,978	$108,864	$562,219

	Three Months Ended December 31, 2021				Nine Months Ended December 31, 2021
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$21,890	$—	$21,890	$—	$67,301	$—	$67,301
Book-and-ship	81,005	2,015	31,376	114,396	294,538	6,088	85,209	385,835
Net revenues	$81,005	$23,905	$31,376	$136,286	$294,538	$73,389	$85,209	$453,136

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2022:	$1,026
Revenue recognized during the period	(910)
New contracts and revenue added to existing contracts during the period	326
Balance at December 31, 2022	$442

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

Three Months Ended December 31, 2022:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$110,171	$24,619	$36,303	$171,093	$—	$171,093
Intersegment revenue	1,736	—	32	1,768	(1,768)	—
Operating income	21,829	2,257	3,921	28,007	(4,895)	23,112

Three Months Ended December 31, 2021*:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$81,005	$23,905	$31,376	$136,286	$—	$136,286
Intersegment revenue	1,454	—	8	1,462	(1,462)	—
Operating income	11,324	3,200	3,384	17,908	(4,459)	13,449

Nine months ended December 31, 2022:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$374,377	$78,978	$108,864	$562,219	$—	$562,219
Intersegment revenue	5,454	—	95	5,549	(5,549)	—
Operating income	90,416	10,172	13,658	114,246	(14,944)	99,302

Nine months ended December 31, 2021*:

(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$294,538	$73,389	$85,209	$453,136	$—	$453,136
Intersegment revenue	1,510	—	80	1,590	(1,590)	—
Operating income	67,589	9,388	5,290	82,267	(13,824)	68,443

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

During the three and nine months of our prior fiscal year ended December 31, 2021, the COVID-19 pandemic had direct and indirect impacts on our operations including reduced production activities at our Vietnam operations, material and freight cost inflation, supply chain disruptions and freight delays, driven by numerous factors including government actions, labor supply shortages and recovering demand. In addition, COVID-19 and its indirect effects also contributed to increased demand in certain parts of our business, including the HVAC/R end market. During the three and nine months of our current fiscal year ended December 31, 2022, the direct and indirect impacts of the COVID-19 pandemic on our consolidated operating results were immaterial as economic activities recovered and the effects of the pandemic lessened.

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

We are closely monitoring the Russian invasion of Ukraine and its global impacts. We have no operations, employees or assets in Russia, Belarus or Ukraine, nor do we source goods or services of any material amount from those countries, whether directly or indirectly. Shortly after the Russian invasion of Ukraine began in February 2022, we indefinitely suspended all commercial activities in Russia. Additionally, during the quarter ended December 31, 2022, we had no sales into Belarus or

Ukraine. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

Our Outlook

We expect to maintain a strong balance sheet in fiscal year 2023, which provides us with access to capital through our cash on hand, internally-generated cash flow and availability under our Revolving Credit Facility. Our capital allocation strategy continues to guide our investing decisions, with a priority to direct capital to the highest risk-adjusted return opportunities, within the categories of organic growth, strategic acquisitions and the return of cash to shareholders through our share repurchase and dividend programs. With the strength of our financial position, we will continue to invest in financially and strategically attractive expanded product offerings, which are key elements of our long-term strategy of targeting long-term profitable growth. We will continue to invest our capital in maintaining our facilities and in continuous improvement initiatives. We recognize the importance of, and remain committed to, continuing to drive organic growth, as well as investing additional capital in opportunities with attractive risk-adjusted returns, driving increased penetration in the end markets we serve.

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

All acquisitions are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report. Falcon Stainless, Inc ("Falcon") activity has been included in our results within our Contractor Solutions segment since the October 4, 2022 acquisition date. Cover Guard, Inc. (“CG”) and AC Guard, Inc. ("ACG") activities have been included in our results within our Contractor Solutions segment since the July 8, 2022 acquisition date. Shoemaker Manufacturing, LLC ("Shoemaker") activity has been included in our results within our Contractor Solutions segment since the December 15, 2021 acquisition date. Activity of Whitmore Manufacturing, LLC's joint venture with Shell (the "Whitmore JV") has been included in our Specialized Reliability Solutions segment since the April 1, 2021 formation date. Consolidation of VIE (related to the Whitmore JV) is described in Note 3 to our condensed consolidated financial statements included in this Quarterly Report. Effective April 1, 2022, the commercial and operational activities of T.A. Industries, Inc. (“TRUaire”) were fully integrated with RectorSeal, the primary operating company of the Contractor Solutions segment.

Revenues, net

	Three Months Ended December 31,
(Amounts in thousands)	2022	2021
Revenues, net	$171,093	$136,286

	Nine Months Ended December 31,
(Amounts in thousands)	2022	2021
Revenues, net	$562,219	$453,136

Net revenues for the three months ended December 31, 2022 increased $34.8 million, or 25.5%, as compared with the three months ended December 31, 2021. The increase was partially due to the acquisitions of Shoemaker, CG, ACG and Falcon acquisitions ($12.0 million or 8.8%). Excluding the impact of the acquisitions, organic sales increased $22.8 million, or 16.7%, from the prior year primarily due to pricing initiatives. Net revenue increased in the HVAC/R, general industrial, architecturally-specified building products, energy, mining and rail end markets.

Net revenues for the nine months ended December 31, 2022 increased $109.1 million, or 24.1%, as compared with the nine months ended December 31, 2021. The increase was partially due to the acquisitions of Shoemaker, CG, ACG and Falcon ($31.6 million or 7.0%). Excluding the impact of the acquisitions, organic sales increased $77.5 million, or 17.1%, from the prior year due to pricing initiatives. Net revenue increased in all the end markets served.

Gross Profit and Gross Profit Margin

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2022	2021*
Gross profit	$65,798	$51,343
Gross profit margin	38.5%	37.7%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2022	2021*
Gross profit	$232,870	$183,620
Gross profit margin	41.4%	40.5%
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Gross profit for the three months ended December 31, 2022 increased $14.5 million, or 28.2%, as compared with the three months ended December 31, 2021. The increase was primarily a result of pricing initiatives and the acquisitions of Shoemaker, CG, ACG and Falcon. Gross profit margin of 38.5% for the three months ended December 31, 2022 increased as compared to 37.7% for the three months ended December 31, 2021. The increase was driven by net revenue growth in the Contractor Solutions segment outpacing other segments.

Gross profit for the nine months ended December 31, 2022 increased $49.2 million, or 26.8%, as compared with the nine months ended December 31, 2021. The increase was primarily a result of pricing initiatives, the acquisitions of Shoemaker, CG, ACG and Falcon, along with the $3.9 million TRUaire purchase accounting effect and TRUaire Vietnam's COVID related expenses ($1.7 million) incurred in the prior year period that did not recur. Gross profit margin of 41.4% for the nine months ended December 31, 2022 increased as compared to 40.5% for the nine months ended December 31, 2021. The increase was primarily due to the above-mentioned TRUaire-related expenses incurred in prior year period that did not recur.

Operating Expenses

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2022	2021
Operating expenses	$42,686	$37,894
Operating expenses as a percentage of revenues, net	24.9%	27.8%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2022	2021
Operating expenses	$133,568	$115,177
Operating expenses as a percentage of revenues, net	23.8%	25.4%

Operating expenses for the three months ended December 31, 2022 increased $4.8 million, or 12.6%, as compared with the three months ended December 31, 2021. The increase was primarily due to added expenses related to the inclusion of Shoemaker in the current period, increased marketing expenses and third-party commissions to support the revenue growth, as well as the increased amortizations of intangible assets as a result of recent acquisitions. The decrease in operating expenses as a percentage of revenues was attributable to revenue increasing by a greater percentage than the increase in operating expenses.

Operating expenses for the nine months ended December 31, 2022 increased $18.4 million, or 16.0%, as compared with the nine months ended December 31, 2021. The increase was primarily due to increased third-party sales commissions to support revenue growth, increased employee compensation expenses including equity compensation, increased professional fees primarily related to Enterprise Resource Planning ("ERP") optimization and recent acquisitions, along with the increased amortizations of intangible assets as a result of recent acquisitions. Marketing and travel expenses increased in addition to added expenses related to the inclusion of Shoemaker in the current period. The decrease in operating expenses as a percentage of revenues was attributable to revenue increasing by a greater percentage than the increase in operating expenses.

Operating Income

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2022	2021*
Operating income	$23,112	$13,449
Operating margin	13.5%	9.9%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2022	2021*
Operating income	$99,302	$68,443
Operating margin	17.7%	15.1%
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Operating income for the three months ended December 31, 2022 increased $9.7 million, or 71.9%, as compared with the three months ended December 31, 2021, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Operating income for the nine months ended December 31, 2022 increased $30.9 million, or 45.1%, as compared with the nine months ended December 31, 2021, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $4.2 million for the three months ended December 31, 2022 increased $3.0 million as compared to the three months ended December 31, 2021. Net interest expense of $9.1 million for the nine months ended December 31, 2022 increased $4.9 million as compared to the nine months ended December 31, 2021. The increase in the three and nine months ended December 31, 2022 was due to higher interest rates and increased borrowing under our Revolving Credit Facility primarily in connection with the acquisitions of Shoemaker, CG, ACG and Falcon.

Other income (expense), net increased $0.6 million to net expense of $0.7 million for the three months ended December 31, 2022 as compared with net expense of $0.1 million for the three months ended December 31, 2021. The increase in the three months ended December 31, 2022 was due to the Canadian pension plan termination loss of $0.5 million in the current period. Other income (expense), net increased $0.1 million to net expense of $0.5 million for the nine months ended December 31, 2022 as compared with net expense of 0.4 million for the nine months ended December 31, 2021. The increase in the nine months ended December 31, 2022 was due to the Canadian pension plan termination loss mentioned above, partially offset by foreign currency exchange changes.

Provision for Income Taxes and Effective Tax Rate

For the three months ended December 31, 2022, we earned $18.2 million from operations before taxes and provided for income taxes of $2.7 million, resulting in an effective tax rate of 14.7%. For the nine months ended December 31, 2022, we earned $89.7 million from operations before taxes and provided for income taxes of $20.2 million, resulting in an effective tax rate of 22.6%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2022 primarily due to a net decrease in the reserves for uncertain tax positions ("UTP"), excess tax deductions related to stock compensation, excess tax deductions related to Foreign-derived intangible income ("FDII") and the impact of US federal provision to return adjustment, partially offset by state income tax, net of federal benefit and executive compensation limitations.

During the three months ended December 31, 2022, TRUaire's Vietnam entity concluded its audit for the tax periods from January 1, 2019 to March 31, 2022 and received an audit closing letter from the tax authority. As a result, $1.5 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released and recorded as an income tax benefit for the three months ended December 31, 2022.

For the three months ended December 31, 2021, we earned $12.1 million from operations before taxes and provided for income taxes of $2.4 million, resulting in an effective tax rate of 19.7%. For the nine months ended December 31, 2021, we earned $63.9 million from operations before taxes and provided for income taxes of $15.1 million, resulting in an effective tax rate of 23.6%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2021 primarily due to excess tax deductions related to stock compensation, the impact of federal return to provision adjustments and deductions related to FDII, partially offset by state and foreign income taxes, executive compensation limitations, an increase in the reserve for UTP and foreign tax credits.

One of our Canadian subsidiaries is currently under audit by the taxing authority for tax periods from March 31, 2017 to March 31, 2020.

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

	Three Months Ended December 31,
(Amounts in thousands)	2022	2021*
Revenues, net	$111,907	$82,459
Operating income	21,829	11,324
Operating margin	19.5%	13.7%

	Nine Months Ended December 31,
(Amounts in thousands)	2022	2021*
Revenues, net	$379,831	$296,048
Operating income	90,416	67,589
Operating margin	23.8%	22.8%
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Net revenues for the three months ended December 31, 2022 increased $29.4 million, or 35.7%, as compared with the three months ended December 31, 2021. The increase was partially due to the acquisitions of Shoemaker, CG, ACG and Falcon ($12.0 million or 14.6%). Excluding the impact of the acquisitions, organic sales increased by $17.4 million, or 21.1%, due to pricing initiatives, partially offset by a slight decrease in unit volumes. Net revenue increased in the HVAC/R and architecturally-specified building product end markets

Net revenues for the nine months ended December 31, 2022 increased $83.8 million, or 28.3%, as compared with the nine months ended December 31, 2021. The increase was partially due to the acquisitions of Shoemaker, CG, ACG and Falcon ($31.6 million or 10.7%). Excluding the impact of the acquisitions, organic sales increased by $52.2 million, or 17.6%, due to pricing initiatives, partially offset by a slight decrease in unit volumes. Net revenue increased in the HVAC/R and architecturally-specified building product end markets and decreased in the general industrial end market.

Operating income for the three months ended December 31, 2022 increased $10.5 million, or 92.8%, as compared with the three months ended December 31, 2021. The increase was due to the increased net revenue and the inclusion of recent acquisitions of Shoemaker, CG, ACG and Falcon, as well as the transaction expense ($0.5 million) related to the Shoemaker acquisition and TRUaire Vietnam's COVID related expenses ($0.5 million) incurred in the prior year period that did not recur. Operating margin of 19.5% for the three months ended December 31, 2022 increased as compared to 13.7% for the three months ended December 31, 2021. This increase was due to gross margin improvement driven primarily by pricing initiatives and a reduction in cost of shipping containers, as well as reduced growth in operating expense as a percentage of revenue.

Operating income for the nine months ended December 31, 2022 increased $22.8 million, or 33.8%, as compared with the nine months ended December 31, 2021. The increase was due to the increased net revenue and the inclusion of recent acquisitions of Shoemaker, CG, ACG and Falcon as well as the $3.9 million TRUaire purchase accounting effect and TRUaire Vietnam's COVID related expenses ($1.7 million) incurred in the prior year period that did not recur. Operating margin of 23.8% for the nine months ended December 31, 2022 increased as compared to 22.8% for the nine months ended December 31, 2021. This increase was primarily due to the above-mentioned TRUaire-related expenses incurred in the prior year period that did not recur.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended December 31,
(Amounts in thousands)	2022	2021
Revenues, net	$24,619	$23,905
Operating income	2,257	3,200
Operating margin	9.2%	13.4%

	Nine Months Ended December 31,
(Amounts in thousands)	2022	2021
Revenues, net	$78,978	$73,389
Operating income	10,172	9,388
Operating margin	12.9%	12.8%

Net revenues for the three months ended December 31, 2022 increased $0.7 million or 3.0% as compared to the three months ended December 31, 2021 due to sustained commercial activity and retention of market share.
`
Net revenues for the nine months ended December 31, 2022 increased $5.6 million or 7.6% as compared to the nine months ended December 31, 2021 due to successful commercial initiatives and new product introductions.

Operating income for the three months ended December 31, 2022 decreased $0.9 million, or 29.5%, as compared with the three months ended December 31, 2021. The decrease was due to a shift in sales to lower margin projects. Operating margin of 9.2% for the three months ended December 31, 2022 decreased as compared to 13.4% for the three months ended December 31, 2021. This decrease was primarily due to a shift in sales to lower margin projects.

Operating income for the nine months ended December 31, 2022 increased $0.8 million, or 8.4%, as compared with the nine months ended December 31, 2021. The increase was due to the increased net revenue and management of operating expenses. Operating margin of 12.9% for the nine months ended December 31, 2022 increased as compared to 12.8% for the nine months ended December 31, 2021. This slight increase was primarily due to effective management of operating expenses, mostly offset by the shift in sales to lower margin projects.

Specialized Reliability Solutions Segment Results

Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended December 31,
(Amounts in thousands)	2022	2021*
Revenues, net	$36,335	$31,384
Operating income	3,921	3,384
Operating margin	10.8%	10.8%

	Nine Months Ended December 31,
(Amounts in thousands)	2022	2021*
Revenues, net	$108,959	$85,289
Operating income	13,658	5,290
Operating margin	12.5%	6.2%
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Net revenues for the three months ended December 31, 2022 increased $5.0 million, or 15.8%, as compared with the three months ended December 31, 2021.  The increase was primarily due to increased unit volumes as well as additional pricing initiatives. Net revenue increased in all end markets including energy, general industrial, mining and rail.

Net revenues for the nine months ended December 31, 2022 increased $23.7 million, or 27.8%, as compared with the nine months ended December 31, 2021.  The increase was primarily due to pricing initiatives and increased unit volumes. Net revenue increased in all end markets including energy, mining, general industrial and rail.

Operating income for the three months ended December 31, 2022 increased $0.5 million or 15.9% as compared to the three months ended December 31, 2021. The increase was primarily due to the increased net revenue, partially offset by increased operating expenses. Operating margin of 10.8% for the three months ended December 31, 2022 remained same as the three months ended December 31, 2021.

Operating income for the nine months ended December 31, 2022 increased $8.4 million or 158.2% as compared to the nine months ended December 31, 2021. The increase was primarily due to the increased net revenue, partially offset by increased operating expenses. Operating margin of 12.5% for the nine months ended December 31, 2022 increased as compared to 6.2% for the nine months ended December 31, 2021. This increase was primarily due to gross margin improvement as a result of leverage from revenue volume increase, pricing initiatives, as well as reduced growth in operating expense as a percentage of revenue.

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

Cash Flow Analysis

	Nine Months Ended December 31,
(Amounts in thousands)	2022	2021*
Net cash provided by operating activities	$84,072	$69,472
Net cash used in investing activities	(63,722)	(44,762)
Net cash used in financing activities	(21,619)	(18,569)
*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2022 Annual Report on Form 10-K.

Our cash balance (including cash and cash equivalents) at December 31, 2022 was $14.7 million, as compared with $16.6 million at March 31, 2022.

For the nine months ended December 31, 2022, our cash provided by operating activities from operations was $84.1 million, as compared with $69.5 million for nine months ended December 31, 2021.

•Working capital used cash for the nine months ended December 31, 2022 due to higher inventories ($28.3 million), higher prepaid expenses and other current assets ($8.3 million) and lower accounts payable and other current liabilities ($7.3 million), partially offset by lower accounts receivable ($22.0 million).
•Working capital used cash for the nine months ended December 31, 2021 due to higher inventories ($33.3 million) and higher prepaid and other current assets ($4.8 million), partially offset by higher accounts payable and other current liabilities ($12.0 million) and lower accounts receivable ($5.6 million).

Cash flows used in investing activities from operations during the nine months ended December 31, 2022 were $63.7 million, as compared with $44.8 million used in investing activities for the nine months ended December 31, 2021.

•Capital expenditures during the nine months ended December 31, 2022 and 2021 were $8.3 million and $8.4 million, respectively. Our capital expenditures have been focused on capacity expansion (including $3.6 million and $2.7 million during the current and prior year periods for the Whitmore JV), enterprise resource planning systems, new product introductions, continuous improvement and automation of manufacturing facilities.
•During the nine months ended December 31, 2022, the full contingent payment of $2.0 million was remitted to the Shoemaker sellers due to the performance obligation being met as part of the Shoemaker acquisition, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
•During the nine months ended December 31, 2022, we acquired the assets of CG and ACG and related intellectual property for $19.7 million in cash considerations, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
•During the nine months ended December 31, 2022, we acquired Falcon for an aggregate purchase price of $37.1 million, including $34.6 million in cash consideration at closing, as discussed in Note 2 to our condensed financial statements in this Quarterly Report
•During the nine months ended December 31, 2021, we received proceeds of $1.4 million as a result of a final working capital true-up adjustment related to the TRUaire acquisition.

•During the nine months ended December 31, 2021, we acquired Shoemaker for an aggregate purchase price of $43.6 million, including $38.6 in cash consideration, as discussed in Note 2 to our condensed financial statements in this Quarterly Report

Cash flows used in financing activities during the nine months ended December 31, 2022 and 2021 were $21.6 million and $18.6 million, respectively. Cash outflows resulted from:

•Net borrowing (repayments) on our Revolving Credit Facility and term loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) of $23.8 million and $(11.4) million during the nine months ended December 31, 2022 and 2021, respectively.
•Payments of $2.3 million of underwriting fees in connection with our Second Credit Agreement during the nine months ended December 31, 2021, as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report.
•Payments of $0.7 million of underwriting fees in connection with our Second Amendment to the the Second Credit Agreement during the nine months ended December 31, 2022, as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report.
•Repurchases of shares under our share repurchase program (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report) of $35.7 million and $0.5 million during the nine months ended December 31, 2022 and 2021, respectively.
•Proceeds from the redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $2.0 million and $6.3 million during the nine months ended December 31, 2022 and 2021, respectively, as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.
•Dividend payments of $7.9 million and $7.1 million during the nine months ended December 31, 2022 and 2021, respectively.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of December 31, 2022.

We entered into an interest rate swap agreement to hedge our exposure to variable interest payments related to our indebtedness.  On January 2023, the interest rate swap was terminated. This agreement is more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the nine months ended December 31, 2022.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  As of December 31, 2022, we had $267.2 million in outstanding variable rate indebtedness, after consideration of our interest rate swap.  We manage or hedge interest rate risks related to our borrowings by means of an interest rate swap agreement.  At December 31, 2022, we had an interest rate swap agreement that covered 3.4% of our $276.5 million total outstanding indebtedness. As discussed in Note 9, the interest rate swap was terminated on January 9, 2023. Starting in January 2023, each quarter point change in interest rates would result in a $0.7 million change in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net gain (loss) of $0.5 million and less than $(0.1) million for the nine months ended December 31, 2022 and 2021, respectively, which are included in other expense, net on our condensed consolidated statements of income. We realized a net gain (loss) associated with foreign currency translation of $(4.1) million and $(0.1) million for the nine months ended December 31, 2022 and 2021, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at December 31, 2022, a 10% change in the foreign currency exchange rates for the nine months ended December 31, 2022 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
October 1 - 31	11,742	(a), (b)	$119.68	300	$50.0
November 1 - 30	566		114.83	566	49.9
December 1 - 31	223	(c)	116.36	—	100.0
Total	12,531			866

(a) On December 15, 2022, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced a previously announced $100.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2024, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. No shares have been repurchased under the current program. As of December 31, 2022, 462,462 shares of our common stock had been repurchased under the prior program for an aggregate amount of $50.1 million.

(b) Includes 11,442 shares tendered by employees to satisfy minimum tax withholding amounts related to the vesting of equity awards.

(c) Represents shares tendered by employees to satisfy minimum tax withholding amounts related to the vesting of equity awards.

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
Incremental Assumption Agreement No. 1 and Amendment No. 2 to the Second Credit Agreement, by and among the Company, the Borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank, and each other lender and issuing bank party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2022).

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

CSW INDUSTRIALS, INC.

February 2, 2023	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

February 2, 2023	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)