Form 10-K
period 2023-03-31
CSW INDUSTRIALS, INC.
filed 2023-05-25
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the last sale price for the common stock as reported by the Nasdaq Global Select Market on September 30, 2022, the last business day of our most recently completed second fiscal quarter was approximately $1,827.3 million.
As of May 22, 2023, the latest practicable date, 15,508,573 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

PART I

Unless otherwise specified, or the context otherwise requires, the references in this Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“Annual Report”) to “our company,” “we,” “us,” “our” or “CSWI” refer to CSW Industrials, Inc. together with our wholly-owned subsidiaries.

ITEM 1: BUSINESS

General

CSWI is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Engineered Building Solutions and Specialized Reliability Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, general industrial, energy, rail transportation and mining. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end-users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to our contractors that place a premium on superior performance and reliability. We believe our brands are well-known in the specific end markets we serve and have a reputation for high quality. We rely on both organic growth and inorganic growth through acquisitions to provide an increasingly broad portfolio of performance optimizing solutions that meet our customers’ ever-changing needs. We have a successful record of making attractive and synergistic acquisitions that support expansion of our broad portfolio of solutions, and we remain focused on identifying additional acquisition opportunities in our core end markets.

Through our operating companies, we have a well-established legacy of providing high quality products accompanied by dependable service and attention to customer satisfaction. We also have a long history of innovation, through which we have developed a robust line of products to solve our customers' specific challenges. These products are distributed through an extensive wholesale distribution network serving the HVAC/R, architecturally-specified buildings products, plumbing, general industrial, energy, rail transportation and mining end markets. Our desire to develop solutions for our contractors, combined with the differentiated nature of our niche product offerings, drives loyalty to our brands.

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

Business Segment	Key End Use Markets
Contractor Solutions	•HVAC/R •Plumbing •General Industrial •Architecturally-Specified Building Products
Engineered Building Solutions	• Architecturally-Specified Building Products
Specialized Reliability Solutions	•Energy •General Industrial •Mining •Rail Transportation

Contractor Solutions

Our Contractor Solutions segment manufactures efficiency and performance enhancing products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for the professional trades. It provides an innovative line of installation and service products designed to create efficiency and expediency for the professional trades. Our Contractor Solutions segment is strategically positioned to grow in each market served by leveraging our sales channels and distribution networks. HVAC/R contractors ask for our products by name, and professional plumbers have been using our industry-leading solutions for generations. We manufacture the majority of our mechanical and chemical products internally, we strategically engage third-party manufacturers for outsourced products and we act as a master distributor for certain products. We ensure the quality of internally- and externally-manufactured products through our stringent quality control review procedures backed by our "RectorSeal to the Rescue" commitment around quality, warranty and differentiated support.

Our key product types and brand names are shown below in alphabetical order:

Product Types	Brand Names
• condensate pads, pans and pumps	• AquaGuard®
• condensate switches and traps	• Aspen® Pumps
• drain waste and vent systems mechanical products	• Clean Check®
• ductless mini-split systems installation support tools and accessories	• Cover GuardTM
• electrical protection for HVAC	• DesolvTM
• grilles, registers, diffusers and vents	• EZ Trap®
• installation supplies for HVAC	• Falcon Stainless®
• line set covers	• Fortress®
• maintenance chemicals for HVAC	• Goliath®
• refrigerant caps	• G-O-N®
• solvents, cements, traps, vents, and thread sealants	• HubsettTM
• wire pulling head tools	• Kickstart®
• Leak Freeze®
• No. 5®
• Novent®
• PRO-FitTM
• RectorSeal®
• Safe-T-Switch®
• Shoemaker Manufacturing®
• Slimduct®
• SureSeal®
• TRU-BLUTM
• TRUaire®

New Product Development – Customer experience is a core competency in our Contractor Solutions segment. We gather "voice of the customer" market research through organized focus groups and online surveys, as well as through less formal channels. Ideas for new products or enhancements to existing products are also generated by our relationships with end-users, independent sales representatives, distributors and our internal sales and marketing team. We also actively monitor the competitive landscape. We develop new products and modify existing products in our research and development (“R&D”) labs in Houston, Texas and Cle Elum, Washington.

Competition – Our competition in the Contractor Solutions segment is varied. Competitors range from small entrepreneurial companies with a single product, to large multinational original equipment manufacturers (“OEMs”). In the products serving the HVAC/R end market category, we compete with DiversiTech, DuraVent, Intermatic, Nu-Calgon, Little Giant, Supco and others. In the products serving the plumbing end market category, we compete with IPS, J.R. Smith, Mainline, Oatey and others. Most of our products are sold through distribution channels, and we compete in this channel based on breadth of product line, customer service and pricing.

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

Engineered Building Solutions

Our Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings. Our Engineered Building Solutions segment is a market leader in providing architects, contractors and other construction professionals with unique solutions that meet code requirements and support life safety, while adding functionality, performance, and aesthetically-pleasing designs. The safety and sustainability of our engineered building products enables them to be easily incorporated into the Leadership in Energy and Environmental Design (“LEED”) building market.

Our key product types and brand names are shown below in alphabetical order:

Product Types	Brand Names
• architectural railings and metals	• Balco® Expansion Joint Systems
• fire and smoke protection solutions	• BlazeSealTM
• fire stopping solutions	• Greco® Architectural Railings & Metals
• pre-engineered and custom architectural building components	• IllumiTreadTM
• Metacaulk®
• MetaflexProTM
• Smoke Guard® Elevator Protection
• Smoke Guard® Large Curtain Solutions
• Smoke Guard® Perimeter Protection

New Product Development – Strategic investment in new product innovation, technical advancement, and customer driven product development enhances demand for our products and enriches relationships with end-users. Development teams are located in Boise, Idaho; Hudson, Florida; Wichita, Kansas and Windsor Ontario, Canada.

Competition – Our products generally demand premium valuation. We compete primarily on the basis of competitive lead times, superior custom specification standards and customer-centric service, which we believe are the key drivers of our customers' buying decisions. In the fire and smoke protection product category, we compete with McKeon, US Smoke & Fire, Won Door and others, typically based on product quality, knowledge of building codes and customer service. In the architecturally-specified building component, we compete primarily with Construction Specialties, Emseal and InPro on the basis of product quality, price and driving architectural specifications.

Customers – Fire and smoke protection products are sold through internal sales and installation teams, as well as local building products distributors that also perform installations and service. Architecturally-specified building components are primarily sold through independent sales representatives and building product distributors to general contractors or sub-contractors. Engineered Building Solutions' end use customers include multi-family residential buildings, educational facilities or institutions, warehouses, construction companies, plant maintenance customers, building contractors and repair service companies, among others.

Specialized Reliability Solutions

Our Specialized Reliability Solutions segment provides products for increasing the reliability, efficiency, performance and lifespan of industrial assets. Through our commercial team and supply chain partners, our Specialized Reliability Solutions segment delivers products that protect assets in the most demanding environments and extreme conditions and solve equipment maintenance challenges. Our customers depend on their mission-critical equipment, and thus they depend on our trusted specialty lubricants, compounds, sealants, desiccant breather filtration products, and lubrication management systems. Our Specialized Reliability Solutions segment manufactures and supplies highly specialized consumables that impart or enhance properties such as lubricity, anti-seize qualities, friction, sealing and heat control. These high performance products are typically used in harsh operating conditions, including extreme heat and pressure and chemical exposure, where commodity products would fail. These products help minimize maintenance down-time, protect and extend the working life of large capital equipment such as cranes, rail transportation systems, mining equipment, oil rigs and rotating and grinding equipment found in various industrial segments such as steel mills, canning and bottling, mining and cement. These products enhance, repair or condition the internal working systems of industrial systems and are critical to ensuring safe, efficient and effective long-term operational integrity.

Our key product types and brand names are shown below in alphabetical order:

Product Types	Brand Names
• anti-seize products	• AccuTrack®
• compounds, lubricants and sealants	• Air Sentry®
• contamination control	• BioRail®
• desiccant breather filtration products	• Deacon®
• industrial maintenance and repairs	• Envirolube® XE Extreme
• lubricant management systems	• Extreme®
• operations solutions	• Gearmate® 1000 ICT
• rail friction modifiers	• Jet-Lube®
• sealants	• Kopr-Kote®
• Matrix®
• NCS-30® ECFTM
• OilSafe®
• RailArmor®
• Run-N-Seal® ECFTM
• TOR Armor®
• Whitmore®

New Product Development – We develop relationships with end-users and channel partners to understand a multitude of operating conditions where technical innovation or enhancement is needed. For example, these relationships have generated innovation in the areas of modifying existing lubrication products to operate in arctic conditions or modifying an existing product for use in an application where saltwater may be present. The development team is located in Rockwall, Texas and actively targets additional end markets for product use and penetration.

Competition – In general, our products demand premium valuation, as compared to commodity products, and competitors tend to be varied and include global, regional and local companies that may be large or small. We compete primarily on the basis of product differentiation, superior performance and quality and customer-centric service. When compared to many commodity consumables, the product sales cycle is often long, typically resulting in quantified, verified and repeat product performance being the key driver of buying decisions, rather than price. As these products protect and enhance the operation of large capital equipment, qualification is based on the proof of value in application, resulting in a high changeover risk barrier. Typical competitors include Exxon-Mobil, Fuchs, Kleuber, Shell and South Coast Products.

Customers – Specialized Reliability Solutions products are primarily sold through value-added distribution partners, as well as maintenance and repair operations or catalog channels. Our Specialized Reliability Solutions' organization provides both market-specific and product line specific training to both the distribution partners and potential end-users. Our specialists often visit end-users with distribution partners to advise on critical application issues, which enhances our ability to both “pull” demand from the end-user and “push” demand to distributor partners. Specialized Reliability Solutions' customers include petrochemical facilities, industrial manufacturers, construction companies, utilities, plant maintenance customers, building contractors and rail and mining operators, among others.

Our Competitive Strengths

As discussed in this section, we believe we have a variety of competitive strengths.

Broad Portfolio of Industry Leading Products and Solutions

In our targeted end markets, we have leading industry positions among our broad portfolio of products. We believe our products and solutions are differentiated from those of our competitors by superior performance, quality and total value delivered to customers. For example, RectorSeal's No. 5® pipe thread sealant is widely regarded as an industry standard for thread sealants for HVAC/R, plumbing and electrical applications. Additionally, we believe Whitmore's Kopr-Kote® anti-seize lubricant is recognized as the anti-seize compound of choice for use in oil and gas drilling operations, where it is requested by name.

Organic Revenue Growth Platform and Optimizing Performance

We focus on developing our presence in end markets with strong growth trends, continuously evaluating the potential uses of existing products to broaden end market penetration. We historically have a loyal customer base that recognizes the performance results and quality of our products and solutions. Further, our customer base is diverse. For the year ended March 31, 2023, no single customer represented 10% or more of our net revenues.

These factors have enabled us to generate strong organic revenue growth performance, while remaining focused on strong profitability through optimizing our manufacturing processes. This effort is supported by a culture of continuous improvement, which looks to refine processes in all of our manufacturing facilities to reduce manufacturing costs, increase production capacity and improve product quality. Additionally, we often evaluate strategic investments to drive transformational changes in our manufacturing processes. For example, in all of our reportable segments, we have taken actions to consolidate our manufacturing footprint in order to optimize capacity, improve efficiency and leverage technologies while enhancing product quality.

Diverse Sales and Distribution Channels

Many of our products are sold through full-service distribution networks where product knowledge and customer satisfaction are key success factors. We primarily market through an international network of both internal and third-party sales representatives that call on our wholesale distributors, contractors and direct customers. The strong, long-term relationships we have developed with our wholesale distribution partners and exclusive dealers position us to successfully introduce organically developed products and acquired products. In addition, our extensive distribution network allows us to reach and serve niche end markets that provide organic growth opportunities and a source of opportunities for our acquisition strategy.

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

In the third quarter of fiscal year ended March 31, 2023, we acquired Falcon Stainless, Inc ("Falcon"), based in Temecula, California, which offers products that enhance water flow delivery. In the second quarter of fiscal year ended March 31, 2023, we acquired the assets of Cover Guard, Inc. (“CG”) and AC Guard, Inc. ("ACG"), based in Orlando, Florida, which offer lineset covers and HVAC/R condenser protection cages. In the third quarter of the fiscal year ended March 31, 2022, we acquired Shoemaker Manufacturing ("Shoemaker"), based in Cle Elum, Washington, which offers high-quality customizable GRD for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S. In the third quarter of the fiscal year ended March 31, 2021, we acquired T.A. Industries, Inc. (“TRUaire”), a leading manufacturer of GRD for the residential and commercial HVAC/R end market, based in Santa Fe Springs, California. We invested more than $490 million for the multiple acquisitions made in fiscal 2021, 2022 and 2023.

Culture of Product Enhancement and Customer-Centric Solutions

Our highly-trained and specialized personnel work closely with our customers, industry experts and research partners to continuously improve our existing products to meet evolving customer and end market requirements. We focus on product enhancements and product line extensions that are designed to meet the specific application needs of the professional trades. Customer-centric solutions underpin our strong industrial brands and reputation for high quality products, in turn leading us to realize improved customer retention and loyalty. Further, our ability to meet the needs of high-value, niche end markets with customized solutions that leverage our existing products has enabled us to differentiate ourselves from larger competitors that may not be as willing or able to respond quickly to evolving customer demands.

Amid the COVID-19 pandemic, we worked closely with our customers to provide them with the products and services that they need to continue conducting their operations. This included ensuring that our supply chains were secure, that we maintained an adequate level of inventory to meet our customers' needs and that we remained able to operate our facilities at the levels required to meet customer demand.

Our Growth Strategy

We are focused on creating long-term stockholder value by increasing our revenue, profitability and cash flow. Identifying strategic end markets yielding sustainable growth, expanding market share through our new product development and targeted acquisitions are all components of our strategy.

We Leverage Existing Customer Relationships and Products and Solutions

We expect to drive revenue growth by leveraging our reputation for providing high quality products to our broad customer base. Our team of sales representatives, engineers and other technical personnel continues to proactively collaborate with our distributors and contractors to enhance and adapt existing products and solutions to meet evolving customer needs. In addition, we seek to leverage our existing customer base to cross-sell our products and solutions across our three business segments, thereby driving organic growth.

We Innovate New Products to Accelerate Organic Growth
The collaborative relationships and open feedback channels we have with our distributors and end-user allow us to add value not only through enhancing and adapting existing products and solutions, but also through efficiently developing new products and solutions to meet existing and future customer needs. Our team of R&D, sales and marketing personnel work together to identify product opportunities and methodically pursue development of innovative new products. Through developing new products and solutions to both address new markets and complement our product portfolio in markets we currently serve, we create increased opportunities to drive organic growth.

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

Raw Materials and Suppliers

We rely on suppliers and commodity markets to secure components and raw materials such as base oils, copper flakes, steel, aluminum, polyvinyl chloride and tetra-hydrofuran. We acquire raw materials and components from numerous sources, and we do not depend on a single source of supply for any significant amount of raw materials and components. As we have managed through supply chain challenges caused by the COVID-19 pandemic over the last several years, we continue to take proactive steps to limit the impact of current and anticipated supply chain challenges. We also work closely with our suppliers to ensure availability of products and implement other cost saving initiatives, and we invest in our operations and supply chain to mitigate risk with a focus on the diversification of critical components.

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

Export Regulations

We are subject to export control regulations in countries from which we export products and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. The level of control generally depends on the nature of the goods and services in question. Where controls apply, we typically need an export license or authorization (either on a per-product or per-transaction basis) or the transaction must qualify for a license exception or the equivalent. In certain cases corresponding reporting requirements may apply. See Note 20 to our consolidated financial statements included in Item 8 of this Annual Report for financial and other information regarding our operations on a geographical basis.

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

As of March 31, 2023, we employed approximately 2,400 individuals globally. Regionally, approximately 1,100 of our employees are in North America, approximately 1,300 are in Asia Pacific, and approximately 10 are in Europe, the Middle East and Africa. Our workforce is made up of approximately 400 salaried employees and 2,000 hourly employees. Of these employees, approximately 1.8% of our U.S. workforce is represented by unions. We also have an employee organization in Vietnam. We believe that relations with our employees throughout our operations are generally positive, including those employees represented by unions or employee organizations. No unionized facility accounted for more than 10% of our consolidated revenues for the fiscal year ended March 31, 2023.

We assess employee engagement through targeted surveys, which provide feedback on a variety of subjects including safety, communications, diversity and inclusion, performance management, development opportunities, respect and recognition and management support. The survey results are reviewed by our senior leadership team and shared with our managers and employees who collaborate to act on identified areas of improvement to implement measures of success. About 79% of our employees participated in our fiscal 2023 survey, which was conducted through Great Place To Work®. Employee feedback from the survey indicated our overall employee engagement score remains high and in January 2023, we received the Great Place To Work® Certification™. While we continuously work to build on our Company's strong culture, these scores indicate that we are continuing to raise the bar to increase pride, optimism and engagement across the Company and strive to create the best employee experience.

As a result of maintaining a consistent focus on our employee-centric culture, the retention rate (excluding retirements) for our high performance talent in the fiscal year ended March 31, 2023 was 91%. Our company-wide (all employees) voluntary retention rate (excluding retirements) was 83%, representing a 4% improvement from the prior fiscal year.

Workplace Health and Safety

We are committed to creating and maintaining a safe, healthy working environment, and we have developed a health and safety program that focuses on implementing policies and training programs to ensure that all employees understand this commitment. We maintain a global Environmental, Health & Safety policy that is applicable to all our employees, operations and activities. Our health and safety strategies are consistently reviewed and updated as changes occur in our business, and employees are empowered to identify and report safety concerns and take corrective actions. Safety awareness and employee engagement programs have been implemented at the Company’s facilities and have generated meaningful reductions in workplace safety incidents. In particular, we have continued to focus on the health and safety practices at our Vietnam facility since the acquisition in December 2020 through training and equipment upgrades. For the calendar year ended December 31, 2022, our total recordable incident rate ("TRIR") for employees was 1.9, which was a slight increase over the prior calendar year and included the TRIR performance of recently-acquired companies. For the first three months of calendar 2023, our TRIR was 1.0.

The COVID-19 pandemic underscored the importance of keeping our employees safe and healthy and our focus on employee health and safety was evident in how we responded to it. Our actions included adding work from home flexibility, encouraging those who are sick or have symptoms to stay home, increasing cleaning protocols across all locations, providing regular communications regarding health and safety protocols and procedures, establishing physical distancing and personal protective equipment procedures for employees, providing masks and cleaning supplies, implementing protocols to address actual and suspected COVID-19 cases and potential exposure and limiting non-essential domestic and international travel for all employees.

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

Our core values of accountability, citizenship, teamwork, respect, integrity, stewardship, and excellence form the foundation for our decentralized, entrepreneurial culture, and our Code of Business Conduct (our "Code") represents our shared commitment to living out these core values with the highest level of ethical conduct. All our employees across the globe, including our executive officers, are required to abide by our Code to ensure that our business is conducted in a consistently legal and ethical manner. Our Code covers many topics, including conflicts of interest, anticorruption, financial reporting, confidentiality, insider trading, antitrust and competition law, cybersecurity and information security, appropriate use of social media, and respect in the workplace. Every year, through online and in-person training, our employees receive training on all topics addressed in our Code, and they are required to certify that they will comply with our Code.

Compensation and Benefits

We strive to support both the short-term and long-term well-being of our employees. This commitment extends to the communities in which our employees live, where we are positive, active corporate citizens. A key element of employee well-being is providing compensation and benefits for our employees that are competitive and equitable based on local markets. Our compensation program includes market-aligned salary grades, an annual incentive compensation program for majority of our employees, referral and rewards incentive programs available to employees based on job function, premium pay for employees working extended hours and a long-term incentive plan ("LTIP") for select employees. We analyze our compensation and benefits program annually, and make changes as necessary, to ensure that we remain competitive. We believe maintaining competitive pay and benefits for our employees is important to promote professional excellence and career progression.

As part of our comprehensive total rewards program, our employees are eligible to participate in Company-subsidized medical, dental, vision, life, short-term and long-term disability insurance plans. We provide employees with a paid supplemental life and accident insurance plan and we offer employees the opportunity to contribute to a Flexible Spending Account and a Health Savings Account. Our wellness plan offers a range of programs focused on improving health awareness and well-being. Helping our employees stay healthy and safe is a priority, and our monthly wellness challenges engage employees and often incorporate community-outreach efforts and special events. In calendar year 2022, Cigna recognized our wellness program with a Gold-level Healthy Workforce Designation marking the third consecutive year that we have received Cigna’s highest honor.

Our retirement savings program includes a 401(k) plan and an Employee Stock Ownership Plan ("ESOP"). Our 401(k) plan has a 96% participation rate, which is significantly higher than the recognized industry benchmark of approximately 65% according to the ASPPA (American Society of Pension Professionals & Actuaries). Current and former domestic employees who have participated in our ESOP collectively own approximately 3% of the company. We believe this ESOP strongly aligns the interests of our employees with those of our stockholders.

We maintain a culture that engages and rewards performance of key leaders that is supported through LTIP, an equity compensation plan through which employees receive equity awards in the form of restricted common stock and performance shares. Approximately 90 employees received one or both of these forms of equity awards in fiscal 2023. Our equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership and an ownership culture whereby management and employees think and act as shareholders of the Company.

We believe that the compensation and benefits, and other components of our total rewards program provided to our employees, give us a competitive edge and differentiate us in a challenging labor market. We seek to recruit and retain high performing talent and provide safe, secure and dignified retirements for our employees.

Diversity and Inclusion

We are committed to promoting equal employment opportunities in all our operations, which begins with the employee recruiting process and continues through our employees' relationship with the Company. We also believe that a truly innovative workforce needs to be diverse and must leverage the skills and perspectives of a broad range of backgrounds and experiences. It is our policy, specifically noted in our Code, that we do not tolerate discrimination for any reason, including without limitation race, color, religion, marital status, gender, gender identity, veteran status, sexual orientation, disability or perceived disability, whether or not such discrimination violates law. It is also our policy to fully comply with all laws prohibiting discrimination and promoting opportunity and advancement in employment. This policy extends to all aspects of employment including recruitment, hiring, compensation, benefits, promotion, transfer, layoff, recall, reduction in force, termination, retirement, placement, training and all other privileges, terms and conditions of employment. It is our goal to create a positive and dynamic workplace where all employees can flourish. Our Board of Directors, senior leadership and human resources team are fully aligned in their commitment to promoting the above policies to ensure we remain an employer of choice.

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

Our served industries and key end markets are affected by changes in economic conditions outside our control, which can affect our business in many ways. Any adverse occurrence, including among others, industry slowdown, recession, public health crises (including the COVID-19 pandemic), political instability, costly or constraining government policies, laws and regulations, armed hostilities (including any impacts from Russia’s invasion of the Ukraine and economic or trade sanctions enacted to condemn or counteract Russian aggression), terrorism, excessive inflation (including the current high inflationary environment), interest rates, tax rates, unemployment rates, high labor costs, labor disturbances, prolonged disruptions in one or more of our customers' production schedules, supply chain disruptions (including those caused by industry capacity constraints, labor shortages, raw material availability and transportation and logistics delays and constraints), business disruptions due to cybersecurity incidents and other economic factors have in the past and could in the future materially adversely affect our business, financial condition, and operating results and that of our customers and third-party suppliers. In particular, the COVID-19 pandemic and subsequent supply chain disruptions and uncertainties have had a significant negative impact on the global economy since 2020, including negatively impacting the global supply chain and increasing the cost of materials and operations.

Additionally, adverse changes in economic conditions in the United States and worldwide may reduce the demand for some of our products, adversely impact our ability to predict and meet any future changes in the demand for our products and impair the ability of those with whom we do business to satisfy their obligations to us. Reduced demand may cause us and our competitors to compete on the basis of price, which would have a negative impact on our revenues and profitability. In turn, this could cause us to not be able to satisfy the financial and other covenants to which we are subject under our existing indebtedness

Reduced demand may also hinder our growth plans and otherwise delay or impede execution of our long-term strategic plan and capital allocation strategy. If there is deterioration in the general economy or in the industries we serve, our business, results of operations and financial condition could be materially adversely affected.

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

The cyclical nature of the supply and demand balance of certain end markets that we serve, including HVAC/R, general industrial, construction, energy, rail transportation and mining, poses risks to us that are beyond our control and can affect our operating results. These markets are highly competitive; are driven to a large extent by end-use markets; are affected by distributor stocking behaviors; and may experience overcapacity, all of which may affect demand for and pricing of our products and result in volatile operating results and cash flows over our business cycle. Our operations and earnings may also be significantly affected by changes in oil, gas and petrochemical prices and drilling activities, which depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. Product demand may not be sufficient to utilize current or future capacity. Excess industry capacity may continue to depress our volumes and margins on some products. Our operating results, accordingly, may be volatile as a result of excess industry capacity, as well as from rising energy and raw materials costs.

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

While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate-related risks wherever business is conducted, and climate change could create physical and financial risk to our business. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as floods, droughts, tornados or hurricanes), limitations on availability of water and reliable energy, and the health and well-being of individuals in communities where we conduct business. Such events have the potential to disrupt our business, our third-party suppliers or the businesses of our customers, which in turn could have an adverse effect on our financial condition and results of operations.

Climate change regulations may impact our ability to operate at a profit and harm our operating margins.

Increased global focus on climate change may result in the imposition of new or additional regulations or requirements applicable to, and increased financial and transition risks for, our business and the industries in which we operate. A number of government authorities and agencies have introduced, or are contemplating, regulatory changes to address climate change, including the regulation and disclosure of greenhouse gas emissions. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in fees or restrictions on certain activities or materials and new or additional requirements, including to fund energy efficiency activities or renewable energy use and to disclose information regarding our greenhouse gas emissions performance, renewable energy usage and efficiency, waste generation and recycling rates, climate-related risks, opportunities and oversight and related strategies and initiatives across our global operations. The cost of compliance with stringent climate change regulations could adversely affect our ability to compete with companies in locations that are not subject to stringent climate change regulations. Existing and future climate change-driven environmental and social regulations may negatively impact our business, our customers, or our suppliers, in terms of availability and cost of natural resources and raw materials, product demand, or manufacturing. Despite our efforts to timely comply with climate change initiatives, implement measures to improve our operations and execute on our related strategies and initiatives, any actual or perceived failure to comply with new or additional requirements or meet stakeholder expectations with respect to the impacts of our operations on the environment and related strategies and initiatives may result in adverse publicity, increased litigation risk and adversely affect our business and reputation, which could adversely impact our business, financial condition, results of operation and cash flow.

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

Our international sales and manufacturing operations, including our use of third-party manufacturers for certain products that we sell, involve inherent risks that could result in harm to our business.

We have worldwide sales and manufacturing operations, including in North America, Europe, the Middle East, Australia and Asia, including Vietnam. We also use third parties to manufacture certain of our products, most of which are located in jurisdictions outside the United States, including China. Foreign sales and manufacturing are subject to a number of risks, including political and economic uncertainty, social unrest, sudden changes in laws and regulations (including those enacted in response to pandemics and those that may be related to climate change or otherwise), ability to enforce existing or future contracts, labor shortages and work stoppages, natural disasters, currency exchange rate fluctuations, transportation delays or loss or damage to products in transit, expropriation, nationalization, business disruptions due to cybersecurity incidents, compliance with foreign laws and changes in domestic and foreign governmental policies, including the imposition of new or increased tariffs and duties on exported and imported products.

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

Materials used in our manufacturing operations are generally available on the open market from multiple sources. However, some of the raw materials we use are only available from a limited number of sources. Accordingly, any disruptions to a critical suppliers' operations or the availability of key product inputs could have a material adverse effect on our business and results of operations. Macroeconomic conditions and the COVID-19 pandemic have caused supply chains for many companies to be interrupted, slowed or temporarily rendered inoperable. In addition, supply chain shortages have negatively impacted, and could continue to negatively impact, our manufacturing costs and logistics costs and, in turn, our gross margins. We may also be required to pay higher prices for raw materials due to inflationary trends regardless of supply.

In addition, inflation can also result in higher interest rates. In response to increasing inflation, the U.S. Federal Reserve began to raise interest rates in March 2022 has done so multiple times since then, and has kept open the possibility of further increases. We expect inflationary pressures to impact customer behavior during calendar year 2023. With inflation, the cost of capital has increased, and the purchasing power of our and our end-users’ cash resources has declined. Current or future efforts by the government to manage inflationary pressures or stimulate the economy may result in unintended economic consequences, which could have a direct and indirect adverse impact on our business and results of operations.

While we believe many challenges are temporary and can be managed in the near-term, our business and results of operations could be materially adversely affected by prolonged or increasing supply chain disruptions. Availability and cost of raw materials could be affected by a number of factors, including the cost of reliable energy; commodity prices; inflation; tariffs and duties on imported materials; foreign currency exchange rates; and phases of the general business cycle and global demand. We may be unable to pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.

We rely on independent distributors as a channel to market for many of our products. Termination of a substantial number of our distributor relationships or an increase in a distributor's sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We depend on the services of domestic and international independent distributors to sell our products and, in many cases, provide service and aftermarket support to end-users of our products. Rather than serving as passive conduits for delivery of products, our distributors play a significant role in determining which of our products are available for purchase either by end-users or by contractors to service end-users. While the use of distributors expands the reach and customer base for our products, the maintenance and administration of distributor relationships is costly and time-consuming. The loss of a substantial number of our distributors, for any reason could have a material adverse effect on our business, financial condition, results of operations or cash flows. In certain international jurisdictions, distributors are conferred certain legal rights that could limit our ability to modify or terminate distribution relationships.

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

We currently have insurance policies for certain business risks, which include property damage, business interruption, operational and product liability, transit, directors’ and officers’ liability, cybersecurity, industrial accidents and other risks customary in the industries in which we operate. However, we may become subject to liability (including in relation to pollution, occupational illnesses, injury resulting from tampering, product contamination or degeneration or other hazards) against which we have not insured or cannot fully insure.

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

In the ordinary course of our business, we store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees in our information technology systems, including in our data centers and on our networks. The secure processing, maintenance and transmission of this data is critical to our operations. Some of these systems are maintained or operated by third-party contractors, including cloud-based systems. Despite our efforts to secure our information systems from cyber-security attacks or breaches, our information technology systems may be vulnerable to attacks by hackers or breached or disrupted due to employee error, malfeasance or other disruptions. If these technologies, systems, products or services are damaged, cease to function properly, are compromised due to employee or third-party contractor error, user error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving denial of service attacks, unauthorized access, malicious software, or other intrusions, including by criminals, nation states or insiders, our business may be adversely impacted. The impacts of any such circumstances could include production downtimes, operational delays, and other impacts on our operations and ability to provide products and services to our customers; compromise of confidential, proprietary or otherwise protected information, including personal information and customer confidential data; destruction, corruption, or theft of data or intellectual property; manipulation, disruption, or improper use of these technologies, systems, products or services; financial losses from fraudulent transactions, remedial actions, loss of business or potential liability; adverse media coverage; and legal claims or legal proceedings, including regulatory investigations, actions and fines; and damage to our reputation. There has been a rise in the number of cyberattacks targeting confidential business information generally and in the manufacturing industry specifically. Moreover, there has been a rise in the number of cyberattacks that depend on human error or manipulation, including phishing attacks or schemes that use social engineering to gain access to systems or perpetuate wire transfer or other frauds.

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

The domestic and international regulatory environment related to information security, collection and privacy is increasingly rigorous and complex, with new and rapidly changing requirements applicable to our business, which often require changes to our business practices. Compliance with these new requirements, including the European Union’s General Data Protection Regulation, the California Privacy Rights Act, and other international and domestic regulations, are costly and will result in additional costs in our efforts to continue to comply.

Our relationships with our employees could deteriorate, which could adversely affect our operations.

As a manufacturing company, we rely on a positive relationship with our employees to produce our products and maintain our production processes and productivity. As of March 31, 2023, we had approximately 2,400 full-time employees, of which 15 were subject to collective bargaining agreements in the United States, and approximately 1,300 of which are located in Vietnam. If our workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted, or we could experience higher labor costs. In addition, if significant portions of our employees were to become unionized, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success in the highly competitive end markets in which we operate will continue to depend to a significant extent on the experience and expertise of our senior leaders. The loss of any of our key leaders or failure to fill new positions created by expansion, turnover or retirement could adversely affect our ability to implement our business strategy. The competition for talent has become increasingly intense, and we may experience increased employee turnover due to a tightening labor market, resulting in skilled labor shortages. The challenge to attract and retain qualified talent in the current competitive labor market could lead to increased wage inflation or impede our ability to execute certain key strategic initiatives as we respond to labor shortages. Failure to successfully attract and retain an appropriately qualified workforce could materially adversely affect our business, financial condition, and results of operations.

Strategic Transactions and Investments Risks

Our acquisition and integration of businesses could negatively impact our financial results.

Inorganic growth is an important part of our strategic growth plan, and we also seek to acquire businesses, some of which may be material, in pursuit of our plans. Acquiring businesses involves a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our financial statements:
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

From time to time, our business has engaged in strategic initiatives, and such activities may occur in the future. These efforts have included consolidating manufacturing facilities, rationalizing our manufacturing processes, and establishing a joint venture within our Specialized Reliability Solutions segment.

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

From time to time, we acquire businesses, following careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgments in determining acquisition price. After acquisition, such assumptions and judgments may prove to be inaccurate due to a variety of circumstances, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Additionally, actual operating results for an acquisition may vary significantly from initial estimates. As of March 31, 2023, we had goodwill of $242.7 million recorded in our consolidated balance sheet. We evaluate the recoverability of recorded goodwill annually, as well as when we changed reporting units and when events or circumstances indicate the possibility of impairment. Because of the significance of our goodwill and other intangible assets, a future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on our accounting policies related to goodwill, see our discussion under Note 1 to our consolidated financial statements in Item 8 of this Annual Report.

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

The phase-out of LIBOR and transition to SOFR as a benchmark interest rate will have uncertain and possibly adverse effects.

London Inter-bank Offered Rate ("LIBOR") has been the subject of national, international, and other regulatory guidance and proposals for reform. On March 5, 2021, the United Kingdom’s Financial Conduct Authority published the dates that the use of LIBOR as an index for commercial loans will be phased out. Foreign currency indices, including the British pound, the Euro, and Swiss franc, along with the U.S. dollar 1-week and 2-month settings ceased after December 31, 2021, while the remaining U.S. dollar settings will cease after June 30, 2023. In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which extended the sunset date from December 31, 2022 to December 31, 2024.

On December 15, 2022, we entered into an amendment to our Second Amended and Restated Credit Agreement, dated as of May 18, 2021, and as part of that amendment we transitioned from the use of LIBOR to the Secured Overnight Funding Rate (“SOFR”) in such agreement. We have no other material financing agreements that use LIBOR as an interest index. There is no guarantee that the transition from LIBOR to SOFR will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could affect our interest expense and earnings and may have an adverse effect on our business, results of operations, financial condition, and stock price. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of SOFR at this time remains uncertain.

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

We are subject to tax laws and regulations in the United States and multiple foreign jurisdictions. Our future effective tax rates could be adversely affected by changes in tax laws, regulations, accounting principles or interpretations thereof, as well as changes in related interpretations and other tax guidance. For example, the Organization for Economic Co-operation and Development, an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes. The effect of such tax law changes or regulations and interpretations, as well as any additional tax reform legislation in the U.S., U.K, Canada, Australia, Vietnam or elsewhere, could have a material adverse effect on our business, financial condition and results of operations. In addition, we are also subject to periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. As of March 31, 2023, we had a reserve of $16.5 million relating to uncertain tax positions, and taxing authorities may disagree with the positions we have taken regarding the tax treatment or characterization of our transactions. Although we believe that our tax filing positions are appropriate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our business, financial condition and results of operations.

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

We and many of our customers are subject to various national, state and local laws, rules and regulations. Changes in any of these areas could result in additional compliance costs, seizures, confiscations, recalls or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products.

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

Adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. The loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our revenues and operating results to decline as a result of increased competition. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry, or the economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and more restrictive financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations, or fulfill our other obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition, or results of operations.

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

Location	Use	Segment	Square Footage	Owned/Leased
Boise, Idaho	Manufacturing, Office and R&D	Engineered Building Solutions	42,000	Leased
Cle Elum, Washington	Distribution Center, Manufacturing, Office, R&D and Warehouse	Contractor Solutions	180,000	Leased
Dong Nai, Vietnam	Manufacturing and Office	Contractor Solutions	634,000	Owned
Fall River, Massachusetts	Manufacturing and Office	Contractor Solutions	140,200	Leased
Greenwood, Indiana	Distribution Center & Office	Contractor Solutions	54,000	Leased
Houston, Texas	Manufacturing, Office, R&D and Warehouse	Contractor Solutions	253,900	Owned
Houston, Texas	Distribution Center & Office	Contractor Solutions	150,000	Leased
Hudson, Florida	Manufacturing, Office and R&D	Engineered Building Solutions	40,000	Leased
Jacksonville, Florida	Distribution Center & Office	Contractor Solutions	217,000	Leased
North East, Maryland	Distribution Center & Office	Contractor Solutions	150,000	Leased
Rockwall, Texas	Manufacturing, Office, R&D and Warehouse	Specialized Reliability Solutions	227,600	Owned
Terrell, Texas	Manufacturing	Specialized Reliability Solutions	101,000	Leased
Santa Fe Springs, California	Distribution Center & Office	Contractor Solutions	240,000	Leased
Wichita, Kansas	Manufacturing and Office	Engineered Building Solutions	42,800	Owned
Windsor, Ontario, Canada	Manufacturing, Office and R&D	Engineered Building Solutions	42,000	Leased
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

Holders

As of May 22, 2023, there were 326 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Issuer Purchases of Equity Securities

Note 12 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase program. The following table represents the number of shares repurchased during the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
					(in millions)
January 1 - 31	67	(b)	$119.49	—	$100.0
February 1 - 28	—		—	—	100.0
March 1 - 31	—		—	—	100.0
	67			—

(a) On December 15, 2022, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced a previously announced $100.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2024, for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. As of March 31, 2023, 336,347 shares of our common stock had been repurchased for an aggregate amount of $35.7 million under the prior $100.0 million program and no shares had been repurchased under the current $100.0 million program.

(b) Represents shares tendered by employees to satisfy minimum tax withholding amounts related to the vesting of equity awards.

Stock Performance Chart

The following graph compares the cumulative total shareholder return on our common stock from April 1, 2018 through March 31, 2023 compared with the Russell 2000 Index, of which CSWI is a component, and a composite custom peer group, which was selected on an industry basis and is periodically reviewed and updated (if necessary) to ensure it provides reasonable comparability based on products offered and end markets served by CSWI. The graph assumes that $100 was invested at the market close on April 1, 2018 and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The custom peer group consists of the following:

Aaon, Inc	Columbus McKinnon Corp	LSB Industries, Inc	Standex International
Armstrong Industries, Inc	CTS Corporation	Methode Electronics, Inc.	Tredegar Corp.
Astec Industries, Inc.	Futurefuel Corp.	Mueller Water Products
Barnes Group	Gorman-Rupp Co.	PGT Innovations
Chase Corporation	Innospec Inc.	Quaker Houghton

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

$350
$300
$250
$200
$150
$100
$50
04/01/18
03/29/19
03/31/20
03/31/21
03/31/22
03/31/23
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

EXECUTIVE OVERVIEW

Our Company

We are a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Engineered Building Solutions and Specialized Reliability Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, general industrial, energy, rail transportation and mining. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end-users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to contractors that place a premium on superior performance and reliability. We believe our brands are well-known in the specific end markets we serve and have a reputation for high quality. We rely on both organic growth and inorganic growth through acquisitions to provide an increasingly broad portfolio of performance optimizing solutions that meet our customers’ ever-changing needs. We have a successful record of making attractive, synergistic acquisitions in support of this objective, and we remain focused on identifying additional acquisition opportunities in our core end markets.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC GuardTM, Air Sentry®, Cover GuardTM, Deacon®, Falcon Stainless®, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

The COVID-19 pandemic and its resulting impacts had an overall negative impact on our financial results in the prior fiscal years ended March 31, 2022 and March 31, 2021. During our current fiscal year ended March 31, 2023, the direct and indirect impacts of the COVID-19 pandemic on our consolidated operating results were immaterial as economic activities recovered and the effects of the pandemic lessened. While the Federal COVID-19 Public Health Emergency Declaration expired on May 11, 2023, the extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. As such, we cannot reasonably estimate the future impact of the COVID-19 pandemic at this time.

We continue to monitor the Russian invasion of Ukraine and its global impact. We have no operations, employees or assets in Russia, Belarus or Ukraine, nor do we source goods or services of any material amount from those countries, whether directly or indirectly. Shortly after the Russian invasion of Ukraine began in February 2022, we indefinitely suspended all commercial activities in Russia. During the fiscal year ended March 31, 2023, we had no sales into Belarus or Ukraine. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

Business Developments

On October 4, 2022, we acquired 100% of the outstanding equity of Falcon Stainless, Inc ("Falcon"), based in Temecula, California, for an aggregate purchase price of $37.1 million (including $1.0 million cash acquired), comprising cash consideration of $34.6 million and an additional payment of $2.5 million due one-year from the acquisition date assuming certain business conditions are met. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 8). Falcon's products are well-known among the professional trades for supplying enhanced water flow delivery and increased customer satisfaction and supplement our Contractor Solutions segment's existing product portfolio. Falcon activity has been included in our Contractor Solutions segment since the acquisition date.

On July 8, 2022, we acquired the assets of Cover Guard, Inc. (“CG”) and AC Guard, Inc. ("ACG"), based in Orlando, Florida, for an aggregate purchase price of $18.4 million, comprised of cash consideration of $18.0 million and additional contingent considerations initially measured at $0.4 million based on CG and ACG meeting defined financial targets over a period of 5 years. In conjunction with the acquisition, we agreed to pay an additional $3.7 million, comprised of cash consideration of $1.5 million and 5-year annuity payments (value of $2.2 million) to a third party to secure the related intellectual property. CG and ACG product lines further expand Contractor Solutions’ offering of leading HVAC/R accessories, including lineset covers and HVAC/R condenser protection cages. Through these differentiated products, our Contractor Solutions segment expects to achieve incremental ductless and ducted HVAC/R market penetration. CG and ACG activity has been included in our Contractor Solutions segment since the acquisition date.

On December 15, 2021, we acquired 100% of the outstanding equity of Shoemaker Manufacturing, LLC (“Shoemaker”), based in Cle Elum, Washington, for an aggregate purchase price of $43.6 million, including working capital and closing cash adjustments and expected contingent consideration. Shoemaker offers high-quality customizable GRD for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S. The aggregate purchase price was comprised of cash consideration of $38.6 million, 25,483 shares of the Company's common stock valued at $3.0 million at transaction close and additional contingent consideration of up to $2.0 million based on Shoemaker meeting a defined financial target during the quarter ended March 31, 2022, which was achieved. Shoemaker activity has been included in our Contractor Solutions segment since the acquisition date.

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

On December 15, 2020, we acquired 100% of the outstanding equity of T.A. Industries, Inc. (“TRUaire”), a leading manufacturer of grilles, registers, and diffusers ("GRD") for the residential and commercial HVAC/R end market, based in Santa Fe Springs, California. The acquisition also included TRUaire’s wholly-owned manufacturing facility based in Vietnam. The acquisition extended the Company’s product offerings to the HVAC market and provided strategic distribution facilities. The consideration paid for TRUaire included cash of $288.0 million and 849,852 shares of the Company’s common stock valued at $97.7 million at transaction close. The cash consideration was funded through a combination of cash on hand and borrowings under our Revolving Credit Facility, and 849,852 shares of common stock were reissued from treasury shares. TRUaire activity has been included in our Contractor Solutions segment since the acquisition date.

Our Markets

HVAC/R

The HVAC/R market is our largest market served and it represented approximately 55% and 53% of our net revenues in the years ended March 31, 2023 and 2022, respectively. We provide an extensive array of products for installation, repair and maintenance of HVAC/R systems that includes condensate switches, pans and pumps, GRD, refrigerant caps, line set covers and other chemical and mechanical products. The industry is driven by replacement and repair of existing HVAC/R systems, as well as new construction projects. New HVAC/R systems are heavily influenced by macro trends, while replacement and repair of existing HVAC/R systems are dependent on weather and age of unit. The HVAC/R market tends to be seasonal with the peak sales season beginning in March and continuing through August. Construction and repair is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to such contractors.

Architecturally-Specified Building Products

Architecturally-specified building products represented approximately 18% and 19% of our net revenues in the years ended March 31, 2023 and 2022, respectively. We manufacture and sell products such as engineered railings, smoke and fire protection systems, expansion joints and stair edge nosings for end use customers including multi-family residential buildings, educational facilities or institutions, warehouses, construction companies, plant maintenance customers, building contractors and repair service companies. Sales of these products are driven by architectural specifications and safety codes. The sales process is typically long as these can be multi-year construction projects. The construction market, both commercial and multi-family, is a key driver for sales of architecturally-specified building products.

Plumbing

The plumbing market represented approximately 7% and 9% of our net revenues in the years ended March 31, 2023 and 2022, respectively. We provide many products to the plumbing industry including thread sealants, solvent cements, fire-stopping products, condensate switches and trap guards, as well as other mechanical products, such as drain traps. Installation is typically performed by contractors, and we utilize our global distribution network to drive sales of our products to contractors.

Energy

The energy market represented approximately 7% and 6% of our net revenues in the years ended March 31, 2023 and 2022, respectively. We provide market-leading lubricants and anti-seize compounds, as well as greases, for use in oilfield drilling activity and maintenance of oilfield drilling and valve related equipment. We sell our products primarily through distributors that are strategically situated near the major oil and gas producing areas across the globe. The outlook for the energy industry is heavily dependent on the global demand expectations from developed and emerging economies, as well as oil price and local government policies relative to oil exploration, drilling, storage and transportation.

General Industrial

The general industrial end market represented approximately 6% and 7% of our net revenues in the years ended March 31, 2023 and 2022, respectively. We provide products focused on asset protection and reliability, including lubricants, desiccant breathers and fluid management products. The general industrial market includes the manufacture of chemicals, steel, cement, food and beverage, pulp and paper and a wide variety of other processed materials. We serve this market primarily through a network of distributors.

Mining

The mining market represented approximately 4% and 3% of our net revenues in the years ended March 31, 2023 and 2022, respectively. Across the globe, we provide market-leading lubricants to open gears used in large mining excavation equipment, primarily through direct sales agents, as well as a network of strategic distributors. The North American mining industry is heavily weighted toward coal production and has experienced headwinds due to continued decline in domestic coal demand, partially mitigated by the seaborne coal export market. Globally, coal demand has been robust, and focused efforts in coal markets outside of the U.S., coupled with enhanced focus on markets such as iron, gold, diamonds and uranium in Southeast Asia, South America, and Africa have delivered growth that has generally offset the weakness in North American coal demand. Outside of coal, the mining market tends to move with global industrial output as basic industrial metals such as copper, tin, aluminum, and zinc, which are critical inputs to many industrial products.

Rail Transportation

The rail transportation market represented approximately 3% and 3% of our net revenues in the years ended March 31, 2023 and 2022, respectively. We provide an array of products into the rail transportation industry, including lubricants and lubricating devices for rail transportation lines, which increase efficiency, reduce noise and extend the life of rail transportation equipment such as rails and wheels. We leverage our technical expertise to build relationships with key decision-makers to ensure our products meet required specifications. We sell our products primarily through a direct sales force, as well as through distribution partners. End markets for rail transportation include Class 1 Rail as the primary end market in North America and Transit Rail as the primary end market in all other geographies. Cyclical product classes such as farm products and petrochemical products can impact volumes in Class 1 Rail. While coal transport is diminishing demand for Class 1 Rail in North America, global investment in Transit Rail systems is expected to more than offset this decline.

Our Outlook

In fiscal 2024, we anticipate building on our strong fiscal year 2023 performance and using that momentum to continue executing our growth strategies. We expect sales to continue to grow across all three segments, and supported by improved execution and operational efficiency, we also expect to continue to grow profitability at a faster rate than sales. Our diverse product portfolio serves attractive and healthy end markets, which supports our revenue growth goals.

We expect to maintain a strong balance sheet in fiscal year 2024, which provides us with access to capital through our cash on hand, internally-generated cash flow and availability under our Revolving Credit Facility. Our capital allocation strategy continues to guide our investing decisions, with a priority to direct capital to the highest risk adjusted return opportunities, within the categories of organic growth, strategic acquisitions and the return of cash to shareholders through our share repurchase and dividend programs. With the strength of our financial position, we will continue to invest in financially and strategically attractive expanded product offerings, key elements of our long-term strategy of targeting long-term profitable growth. We will continue to invest our capital in maintaining our facilities and in continuous improvement initiatives. We recognize the importance of, and remain committed to, continuing to drive organic growth, as well as investing additional capital in opportunities with attractive risk-adjusted returns, driving increased penetration in the end markets we serve. We remain disciplined in our approach to acquisitions, particularly as it relates to our assessment of valuation, prospective synergies, diligence, cultural fit and ease of integration, especially in light of economic conditions.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our consolidated results of operations and results for each of our segments.

The operations of Falcon have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since October 4, 2022, the effective date of the acquisition. The operations of CG and ACG have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since July 8, 2022, the effective date of the acquisition. The operations of Shoemaker have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since December 15, 2021, the effective date of the acquisition. The operations of TRUaire have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since December 15, 2020, the effective date of the acquisition. All acquisitions are described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Net Revenues

	Year Ended March 31,
(amounts in thousands)	2023	2022	2021
Revenues, net	$757,904	$626,435	$419,205

Net revenues for the year ended March 31, 2023 increased $131.5 million, or 21.0%, as compared with the year ended March 31, 2022. The increase was partially due to the acquisitions of Shoemaker, CG, ACG and Falcon ($35.9 million or 5.7%). Excluding the impact of the acquisitions, organic sales increased $95.6 million, or 15.3%, from the prior year due to pricing initiatives. Net revenue increased in all end markets including HVAC/R, architecturally-specified building products, energy, mining, general industrial, rail transportation and plumbing.

Net revenues for the year ended March 31, 2022 increased $207.2 million, or 49.4%, as compared with the year ended March 31, 2021. The increase was primarily due to the acquisitions of TRUaire and Shoemaker ($103.2 million or 24.6%). Excluding the impact of acquisitions, organic sales increased $104.0 million or 24.8% from the prior year due to pricing initiatives and increased unit volumes. Pricing initiatives, which began in the three months ended March 31, 2021 to mitigate rising costs, continued and increased during the year ended March 31, 2022. Net revenue increased in all end markets including HVAC/R, energy, plumbing, mining, rail transportation, architecturally-specified building products and general industrial.

Net revenues into the Americas, Europe, Middle East and Africa ("EMEA") and the Asia Pacific regions for the year ended March 31, 2023, 2022 and 2021 are presented below. The presentation of net revenues by geographic region is based on the location of the customer. For additional information regarding net revenues by geographic region, see Note 20 to our consolidated financial statements included in Item 8 of this Annual Report.

	Year Ended March 31,
	2023	2022	2021
Americas	94%	94%	93%
EMEA	4%	3%	4%
Asia Pacific Regions	2%	3%	3%

Gross Profit and Gross Profit Margin

	Year Ended March 31,
(amounts in thousands, except percentages)	2023	2022	2021
Gross profit	$318,214	$255,962	$184,550
Gross profit margin	42.0%	40.9%	44.0%

Gross profit for the year ended March 31, 2023 increased $62.3 million, or 24.3%, as compared with the year ended March 31, 2022. The increase was primarily a result of pricing initiatives, the acquisitions of Shoemaker, CG, ACG and Falcon, along with the $3.9 million TRUaire purchase accounting effect and the $1.7 million TRUaire Vietnam COVID Impact (described below) incurred in the prior year period that did not recur. Gross profit margin for the year ended March 31, 2023 of 42.0% increased from 40.9% for the year ended March 31, 2022. The increase was due to the above-mentioned TRUaire-related expenses incurred in the prior year period that did not recur and pricing initiatives.

Gross profit for the year ended March 31, 2022 increased $71.4 million, or 38.7%, as compared with the year ended March 31, 2021. The increase was primarily due to the acquisitions of TRUaire and Shoemaker, pricing initiatives and increased organic sales. Gross profit margin for the year ended March 31, 2022 of 40.9% decreased from 44.0% for the year ended March 31, 2021, primarily due to inclusions of the TRUaire and Shoemaker acquisitions, material and freight costs increases outpacing implemented pricing initiatives and $1.7 million of under-absorption costs resulting from reduced production levels and incremental compensation expenses incurred at the TRUaire Vietnam facility during the year to maintain TRUaire Vietnam's operations in accordance with COVID-19 restrictions ("TRUaire Vietnam COVID Impact").

Selling, General and Administrative Expense

	Year Ended March 31,
(amounts in thousands, except percentages)	2023	2022	2021
Operating expenses	$179,148	$158,582	$125,330
Operating expenses as a % of revenues	23.6%	25.3%	29.9%

Selling, general and administrative expenses for the year ended March 31, 2023 increased $20.6 million, or 13.0%, as compared with the year ended March 31, 2022. The increase was primarily due to added expenses related to the inclusion of Shoemaker in the current year, increases related to employee compensation expenses, third-party sales commissions, marketing and travel expenses to support revenue growth, increased professional fees primarily related to support business growth and recent acquisitions, along with increased depreciation and amortization. The decrease in operating expenses as a percentage of sales was primarily attributable to sales increasing by a greater percentage than the increase in operating expenses.

Selling, general and administrative expenses for the year ended March 31, 2022 increased $33.3 million, or 26.5%, as compared with the year ended March 31, 2021. The increase was primarily due to the added expenses related to the inclusion of TRUaire, Shoemaker and the Whitmore JV in the current period, increased equity compensation expenses and increased spending on sales commissions driven by increased revenues, increased depreciation expenses related to enterprise resource planning systems, increased headcount, increased travel and $0.7 million of transaction expenses related to the Shoemaker acquisition. The increases were partially offset by transactions expenses related to the TRUaire acquisition ($7.8 million) and JV formation ($2.6 million) incurred in the prior year period that did not recur. The increase in operating expenses as a percentage of sales was primarily attributable to sales increasing by a greater percentage than the increase in operating expenses.

Operating Income

	Year Ended March 31,
(amounts in thousands, except percentages)	2023	2022	2021
Operating income	$139,066	$97,380	$59,220
Operating margin	18.3%	15.5%	14.1%

Operating income for the year ended March 31, 2023 increased by $41.7 million, or 42.8%, as compared with the year ended March 31, 2022. The increase was a result of the $62.3 million increase in gross profit, partially offset by the $20.6 million increase in selling, general and administrative expense as discussed above.

Operating income for the year ended March 31, 2022 increased by $38.2 million, or 64.4%, as compared with the year ended March 31, 2021. The increase was a result of $33.3 million increase in selling, general and administrative expense as discussed above, partially offset by the $71.4 million increase in gross profit.

Other income and expense

Interest expense, net for the year ended March 31, 2023 increased $7.7 million to $13.2 million, or 142.2%, as compared with the year ended March 31, 2022, due to higher interest rates and increased borrowing during the year under our Revolving Credit Facility (described in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report) primarily in connection with the acquisitions of Shoemaker, CG, ACG and Falcon.

Interest expense, net for the year ended March 31, 2022 increased $3.1 million to $5.4 million, or 128.7%, as compared with the year ended March 31, 2021, primarily due to increased borrowing during the year under our Revolving Credit Facility in connection with the TRUaire acquisition.

Other expense, net decreased by $0.5 million for the year ended March 31, 2023 to income of less than $0.1 million as compared with the year ended March 31, 2022. The decrease was primarily due to foreign currency exchange changes.

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

Provision for Income Taxes and Effective Tax Rate

The effective tax rates for the years ended March 31, 2023, 2022 and 2021 were 23.3%, 26.4% and 21.2%, respectively. As compared with the statutory rate for the year ended March 31, 2023, the provision for income taxes was primarily impacted by state tax expense (net of federal benefits), which increased the provision by $2.9 million and effective rate by 2.3%, executive compensation limitation, which increased the provision by $1.6 million and the effective tax rate by 1.2%; impact of GILTI inclusions, which increased the provision by $1.1 million and the effective tax rate by 0.9%; impact of repatriation of foreign earnings, which increased the provision by $0.9 million and the effective rate by 0.7%; and non-deductible expenses, which increased the provision by $0.6 million and the effective tax rate by 0.4%. This was offset by IRC section 250 deductions, which decreased the provision by $1.6 million and the effective tax rate by 1.3%; foreign tax credits, which decreased the provision by $0.6 million and the effective tax rate by 0.5% and tax benefits related to the restricted stock vesting, which decreased the provision by $0.4 million and the effective tax rate by 0.3%.

As compared with the statutory rate for the year ended March 31, 2022, the provision for income taxes was primarily impacted by the state tax expense, which increased the provision by $4.8 million and the effective rate by 5.2%, executive compensation limitation, which increased the provision by $1.0 million and the effective rate by 1.1%, and a net increase in uncertain tax positions, which increased the provision by $0.8 million and the effective rate by 0.8%. This was offset by tax benefits related to the restricted stock vesting, which decreased the provision by $1.9 million and the effective rate by 2.1% and IRC section 250 deductions, which decreased the provision by $1.1 million and the effective tax rate by 1.2%.

During the year ended March 31, 2023, we released a reserve of $1.6 million primarily as a result of the conclusion of TRUaire's Vietnam's audit for the tax periods from January 1, 2019 to March 31, 2022 (refer to Note 15), including accrued interest of $0.4 million and accrued penalties of $0.5 million. We also recorded total tax contingency reserves of $2.8 million, including unrecognized tax benefit of $2.5 million, accrued interest and penalty of $0.1 million and $0.2 million, respectively, through purchase accounting in connection with the Falcon Stainless acquisition. For the year ended March 31, 2023, we recorded an additional net tax contingency reserve of less than $0.1 million, accrued interest of $0.7 million and accrued penalty of $0.6 million.

During the year ended March 31, 2022, we released a reserve of $1.4 million, including accrued interest of $0.6 million and accrued penalties of $0.5 million, related to positions taken on tax returns for which the statute has expired.

Our federal income tax returns for the years ended March 31, 2022, 2021 and 2020 remain subject to examination. Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

As of both March 31, 2023 and 2022, we had immaterial net operating loss carryforwards, which were fully reserved through valuation allowances. Net operating loss carryforwards will expire in periods beyond the next 5 years.

Business Segments

We conduct our operations through three business segments based on the type of product and how we manage the businesses. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments are discussed below.

Contractor Solutions Segment Results

Our Contractor Solutions segment manufactures efficiency and performance enhancing products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for the professional trades.

	Year Ended March 31,
(amounts in thousands, except percentages)	2023	2022	2021
Revenues, net	$513,776	$416,487	$245,528
Operating income	126,204	96,115	59,007
Operating margin	24.6%	23.1%	24.0%

Net revenues for the year ended March 31, 2023 increased $97.3 million, or 23.4%, as compared with the year ended March 31, 2022. The increase was partially due to the acquisitions of Shoemaker, CG, ACG and Falcon ($35.9 million or 8.6%). Excluding the impact of acquisitions, organic sales increased by $61.4 million, or 14.8%, due primarily to pricing initiatives, partially offset by a slight decrease in unit volumes. Net revenue increased in the HVAC/R, architecturally-specified building products and plumbing end markets and decreased in the general industrial end market.

Net revenues for the year ended March 31, 2022 increased $171.0 million, or 69.6%, as compared with the year ended March 31, 2021. The increase was primarily due to the TRUaire and Shoemaker acquisitions ($103.2 million or 42.0%). Excluding the impact of acquisitions, organic sales increased by $67.8 million, or 27.6%, due to pricing initiatives and increased unit volumes. Pricing initiatives to mitigate rising costs, which began in the three months ended March 31, 2021, continued and increased during the year ended March 31, 2022. Net revenue increased in HVAC/R, plumbing and architecturally-specified building products end markets and decreased in general industrial end market.

Operating income for the year ended March 31, 2023 increased $30.1 million, or 31.3%, as compared with the year ended March 31, 2022. The increase was primarily due to the increased net revenue and the inclusion of recent acquisitions of Shoemaker, CG, ACG and Falcon, as well as the $3.9 million TRUaire purchase accounting effect and $1.7 million TRUaire Vietnam COVID Impact incurred in the prior year period that did not recur. Operating margin of 24.6% for the year ended March 31, 2023 increased as compared to 23.1% for the year ended March 31, 2022. This increase was primarily due to the above-mentioned TRUaire-related expenses incurred in the prior year period that did not recur combined with the positive effect of pricing initiatives.

Operating income for the year ended March 31, 2022 increased $37.1 million, or 62.9%, as compared with the year ended March 31, 2021. The increase was primarily due to the inclusion of TRUaire and the transactions expenses ($7.8 million) related to the TRUaire acquisition incurred in prior year that did not recur, partially offset by the transaction expenses ($0.7 million) in the current year related to the Shoemaker acquisition. The organic sales growth contributed to the increased operating income, which was partially offset by increased material and freight costs, the $1.7 million TRUaire Vietnam COVID Impact discussed above and increased spending on sales commissions, depreciation and optimization expenses related to enterprise resource planning systems, headcount and travel. Operating margin of 23.1% for the year ended March 31, 2022 decreased as compared to 24.0% for the year ended March 31, 2022. This decrease was primarily due to the inclusion of TRUaire and increased material and freight costs.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven products focused on life safety that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional, and multi-family residential buildings.

	Year Ended March 31,
(amounts in thousands, except percentages)	2023	2022	2021
Revenues, net	$103,969	$97,296	$95,672
Operating income	12,889	11,101	14,066
Operating margin	12.4%	11.4%	14.7%

Net revenues for the year ended March 31, 2023 increased $6.7 million, or 6.9%, as compared with the year ended March 31, 2022. The increase was primarily due to sustained commercial activity, retention of market share and pricing initiatives.

Net revenues for the year ended March 31, 2022 increased $1.6 million, or 1.7%, as compared with the year ended March 31, 2021. The increase was primarily due to enhanced marketing efforts and market share gains.

Operating income for the year ended March 31, 2023 increased $1.8 million, or 16.1%, as compared with the year ended March 31, 2022. The increase was due to the increased net revenue and management of operating expenses. Operating margin of 12.4% for the year ended March 31, 2023 increased as compared to 11.4% for the year ended March 31, 2022. This increase was primarily due to effective management of operating expenses, partially offset by the shift in sales to lower margin projects.

Operating income for the year ended March 31, 2022 decreased $3.0 million, or 21.1%, as compared with the year ended March 31, 2021. The decrease was due to a shift in sales to lower margin projects and added salespeople to achieve long-term revenue growth objectives. Operating margin of 11.4% for the year ended March 31, 2022 decreased as compared to 14.7% for the year ended March 31, 2021. This decrease was due to a shift in sales to lower margin projects and added salespeople to achieve long-term revenue growth objectives.

Specialized Reliability Solutions Segment Results

The Specialized Reliability Solutions segment provides long-established products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Year Ended March 31,
(amounts in thousands, except percentages)	2023	2022	2021
Revenues, net	$147,445	$116,042	$78,365
Operating income	20,176	9,007	581
Operating margin	13.7%	7.8%	0.7%

Net revenues for the year ended March 31, 2023 increased $31.4 million, or 27.1%, as compared with the year ended March 31, 2022. The increase was primarily due to increased unit volumes and pricing initiatives. Net revenue increased in all end markets including energy, mining, general industrial and rail transportation.

Net revenues for the year ended March 31, 2022 increased $37.7 million, or 48.1%, as compared with the year ended March 31, 2021. The increase was primarily due to demand recovery in the energy, mining and rail transportation and general industrial end markets, pricing initiatives to mitigate rising costs that began in the three months ended June 30, 2021 and continued throughout the current year, as well as the inclusion of the newly formed Whitmore JV.

Operating income for the year ended March 31, 2023 increased $11.2 million, or 124.0%, as compared with the year ended March 31, 2022. The increase was primarily due to the increased net revenue, partially offset by increased operating expenses. Operating margin of 13.7% for the year ended March 31, 2023 increased as compared to 7.8% for the year ended March 31, 2022. This increase was primarily due to gross margin improvement as a result of leverage from revenue volume increase, pricing initiatives, as well as reduced growth in operating expense as a percentage of revenue.

Operating income for the year ended March 31, 2022 increased $8.4 million, or 1,451.5%, as compared with the year ended March 31, 2021. The increase was primarily due to increased organic sales and the inclusion of Whitmore JV, partially offset by increased material expenses outpacing implemented price increases, increased spending on sales commissions driven by increased sales and increased travel expense. Operating margin of 7.8% for the year ended March 31, 2022 increased as compared to 0.7% for the year ended March 31, 2021. This increase was primarily due to the slightly improved gross margin and reduced growth in operating expense as a percentage of revenue.

For additional information on segments, see Note 20 to our consolidated financial statements included in Item 8 of this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility ("Revolver Borrowings") are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. The largest use of cash in our operations is for purchasing and carrying inventories. Additionally, we use our Revolver Borrowings to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, and make scheduled principal and interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities, primarily Revolver Borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

Cash Flow Analysis

	Year Ended March 31,
(amounts in thousands)	2023	2022	2021
Net cash provided by operating activities	$121,453	$69,089	$66,254
Net cash used in investing activities	(72,166)	(51,456)	(289,889)
Net cash (used in) provided by financing activities	(46,840)	(13,039)	214,049

Our cash balance at March 31, 2023 was $18.5 million, as compared with $16.6 million at March 31, 2022.

For the year ended March 31, 2023, our cash provided by operating activities was $121.5 million, as compared with $69.1 million and $66.3 million for the years ended March 31, 2022 and 2021, respectively.

•Working capital used cash for the year ended March 31, 2023 due to higher inventories ($11.4 million), lower accounts payable and other current liabilities ($7.0 million), and higher prepaid expenses and other current assets ($1.3 million), partially offset by lower accounts receivable ($1.1 million).

•Working capital used cash for the year ended March 31, 2022 due to higher inventories ($49.4 million) and higher accounts receivable ($26.7 million), partially offset by higher accounts payable and other current liabilities ($28.0 million) and lower prepaid expenses and other current assets ($3.5 million).

•Working capital used cash for the year ended March 31, 2021 due to higher accounts receivable ($7.2 million), higher prepaid expenses and other assets ($4.2 million) and higher inventory ($3.4 million), partially offset by higher accounts payable and other current liabilities ($13.9 million).

Cash flows used in investing activities during the year ended March 31, 2023 were $72.2 million as compared with $51.5 million and $289.9 million for the years ended March 31, 2022 and 2021, respectively.

•Capital expenditures during the years ended March 31, 2023, 2022 and 2021 were $14.0 million, $15.7 million and $8.8 million, respectively. Our capital expenditures have been focused on enterprise resource planning systems, capacity expansion, continuous improvement and automation and new product introductions

•During the year ended March 31, 2023, we acquired Falcon for an aggregate purchase price of $37.1 million, comprised of $33.6 million in cash consideration (net of cash received), the assets of CG and ACG and the related intellectual property for $19.7 million in cash consideration and additional $0.3 million annuity payments, and other acquisitions for $2.7 million in cash consideration. Additionally, a contingent payment of $2.0 million was remitted to the Shoemaker sellers due to the performance obligation set forth in the acquisition agreement being met as part of the Shoemaker acquisition.

•During the year ended March 31, 2022, we acquired Shoemaker for an aggregate purchase price of $43.6 million, including $37.4 million in cash consideration (net of cash received). Additionally, we received proceeds of $1.4 million as a result of the final working capital true-up adjustment related to the TRUaire acquisition.

•During the year ended March 31, 2021, we acquired TRUaire for $286.9 million (after working capital adjustment) in cash consideration and stock consideration valued at $97.7 million as discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Cash flows provided by (used in) financing activities during the years ended March 31, 2023, 2022 and 2021 were $(46.8) million, $(13.0) million and $214.0 million, respectively. Cash outflows resulted from:

•Net borrowings from our Revolving Credit Facility and the Whitmore Term Loan (as discussed in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report) of $0.2 million, $10.4 million and $231.4 million during the years ended March 31, 2023, 2022 and 2021, respectively.

•Payments of $0.7 million of underwriting discounts and fees in connection with amending our Revolving Credit Facility during the year ended March 31, 2023, as discussed in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report.

•Proceeds from the redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $3.0 million and $6.3 million during the years ended March 31, 2023 and March 31, 2022, respectively, as discussed in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report.

•Repurchases of shares under our share repurchase programs (as discussed in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report) of $35.7 million, $14.4 million and $7.3 million during the years ended March 31, 2023, 2022 and 2021, respectively.

•Dividend payments of $10.6 million, $9.5 million and $8.1 million were paid during the years ended March 31, 2023, 2022 and 2021, respectively.

We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our Revolving Credit Facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

Acquisitions

We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise capital, is a critical consideration in any such evaluation. During the year ended March 31, 2023, we acquired 100% of the outstanding equity of Falcon, based in Temecula, California, for an aggregate purchase price of $37.1 million and the assets of CG and ACG and related intellectual properties, based in Orlando, Florida, for an aggregate purchase price of $22.1 million. During the year ended March 31, 2022, we acquired 100% of the outstanding equity of Shoemaker. The aggregate purchase price for the Shoemaker acquisition was $43.6 million. These acquisitions were funded through a combination of cash on hand, borrowings under our Revolving Credit Facility and stock consideration. See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our acquisitions.

Debt

Our long-term debt obligation consists of the Revolver Borrowings with maturity date in fiscal 2027. As of March 31, 2023, we had $253.0 million in outstanding Revolver Borrowings, which resulted in a borrowing capacity of $247.0 million. See Note 8 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our indebtedness.

Dividends

Total dividends of $10.6 million were paid during the year ended March 31, 2023. On April 14, 2023, we declared a quarterly dividend and announced an increase of our quarterly dividend rate to $0.19 per share, which was paid on May 12, 2023 to shareholders of record as of April 28, 2023. We currently expect to continue to pay a regular quarterly dividend to shareholders in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial conditions, results of operations, capital requirements, and other factors, including those set forth under Item 1A. "Risk Factors" of this Annual Report. See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of dividends.

Share Repurchase Program

On October 30, 2020, our Board of Directors approved a repurchase program authorizing the repurchase of up to $100.0 million of our common stock, which replaced a prior $75.0 million repurchase program. On December 16, 2022, we announced that our Board of Directors authorized a new $100.0 million share repurchase program, which replaced the previously announced $100.0 million program. Through March 31, 2023, no shares had been repurchased under the current $100.0 million repurchase program. Through March 31, 2023, under the prior $100.0 million repurchase program, we repurchased 336,347 shares for an aggregate amount of $35.7 million. A total of 462,462 shares had been repurchased for an aggregate amount of $50.1 million under the prior $100.0 million program. As of March 31, 2023, no shares were repurchased under the current $100.0 million program. Our Board of Directors has established an expiration of December 31, 2024 for the current $100.0 million repurchase program and we currently expect to continue to repurchase shares in the near future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. "Risk Factors" of this Annual Report. See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our share repurchase program.
Capital Expenditures

During the year ended March 31, 2023, we invested $14.0 million in capital expenditures related to enterprise resource planning systems, capacity expansion, continuous improvement and automation and new product introductions. We plan to continue investing in capital expenditures in the future to improve manufacturing productivity, upgrade information technology infrastructure and security and implement advanced technologies for our existing facilities.

Contractual Obligations

Our contractual obligations as of March 31, 2023 primarily included purchase obligations and operating lease commitments. Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable without penalty. We expect to incur $61.1 million in purchase obligations over the next 12 months. For operating lease commitments, see Note 9 to our consolidated financial statements included in Item 8 of this Annual Report.

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

During the year ended March 31, 2023, we released a reserve of $1.6 million primarily as a result of the conclusion of TRUaire's Vietnam's audit for the tax periods from January 1, 2019 to March 31, 2022 (refer to Note 15), including accrued interest of $0.4 million and accrued penalties of $0.5 million. We also recorded total tax contingency reserves of $2.8 million, including unrecognized tax benefit of $2.5 million, accrued interest and penalty of $0.1 million and $0.2 million, respectively, through purchase accounting in connection with the Falcon Stainless acquisition. For the year ended March 31, 2023, we recorded an additional net tax contingency reserve of less than $0.1 million, accrued interest of $0.7 million and accrued penalty of $0.6 million. During the year ended March 31, 2022, we released a reserve of $1.4 million, including accrued interest of $0.6 million and accrued penalties of $0.5 million, related to positions taken on tax returns for which the statute has expired. Our liability for uncertain tax positions contains uncertainties as management is required to make assumptions and apply judgments to estimate exposures associated with our tax positions.

Our federal income tax returns for the years ended March 31, 2022, 2021 and 2020 remain subject to examination.  Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

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

Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We bypassed the qualitative assessment and proceeded directly to the quantitative test. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Our quantitative test performed as of January 31, 2023 indicated that no goodwill impairment loss should be recognized for the year ended March 31, 2023. There was no impairment loss recognized for the years ended March 31, 2022 and 2021, respectively.

We have indefinite-lived intangible assets in the form of trademarks and license agreements. We test these intangible assets for impairment at least annually as of January 31 or whenever events or circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future sales projections and terminal value growth rate. These inputs are considered non-recurring level three inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded no impairment losses on intangible assets for the years ended March 31, 2023, 2022 and 2021, respectively.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on the interest expense associated with our outstanding indebtedness. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As discussed in Note 10, the Whitmore Term Loan interest rate swap was terminated on January 9, 2023. On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility (defined in Note 8). At March 31, 2023, we had $153.0 million in unhedged variable rate indebtedness with an average interest rate of 6.21%. Starting in April 2023, each quarter point change in interest rates would result in a change of approximately $0.4 million in our interest expense on an annual basis, inclusive of the interest rate swap.

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

Foreign Currency Exchange Rate Risk

We conduct a portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net (losses) gains associated with foreign currency translation of $(3.8) million, loss of less than $0.1 million and $4.8 million for the years ended March 31, 2023, 2022 or 2021, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of $0.4 million, $(0.2) million and less than $0.1 million for the years ended March 31, 2023, 2022 or 2021, respectively, which are included in other income (expense), net on our consolidated statements of operations.

Based on a sensitivity analysis as of March 31, 2023, a 10% change in the foreign currency exchange rates for the year ended March 31, 2023 would have impacted our income by less than 1%. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 25, 2023, expressed an unqualified opinion.

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

Valuation of Customer Lists Intangible Asset – Falcon Stainless, Inc.

As described further in note 2 to the financial statements, on October 4, 2022, the Company completed the acquisition of Falcon Stainless, Inc. for an aggregate purchase price of $37.1 million. The Company’s accounting for the acquisition required the estimation of the fair value of assets acquired and liabilities assumed, which included a customer lists intangible asset of $17.7 million. The estimated fair value of the customer lists intangible asset was determined using the excess earnings method. We identified the estimation of the fair value of the customer lists intangible asset in management’s purchase price allocation as a critical audit matter.

The principal consideration for our determination that the valuation of the customer lists intangible asset is a critical audit matter is the significant estimation uncertainty involved in determining fair value. The significant assumptions included the expected revenue growth rates, gross profit margins, and the discount rate. These assumptions required a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions and involved the use of valuation specialists.

Our audit procedures related to the valuation of customer lists intangible asset included the following, among others.
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

Dallas, Texas
May 25, 2023

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands, except per share amounts)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$18,455	$16,619
Accounts receivable, net	122,753	122,804
Inventories, net	161,569	150,114
Prepaid expenses and other current assets	20,279	10,610
Total current assets	323,056	300,147
Property, plant and equipment, net	88,235	87,032
Goodwill	242,740	224,658
Intangible assets, net	318,903	300,837
Other assets	70,519	82,686
Total assets	$1,043,453	$995,360

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$40,651	$47,836
Accrued and other current liabilities	67,388	69,005
Current portion of long-term debt	—	561
Total current liabilities	108,039	117,402
Long-term debt	253,000	252,214
Retirement benefits payable	1,158	1,027
Other long-term liabilities	137,117	140,306
Total liabilities	499,314	510,949
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	18,464	15,325
Equity:
Common shares, $0.01 par value	163	162
Shares authorized – 50,000
Shares issued – 16,378 and 16,283, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	123,336	112,924
Treasury shares, at cost (902 and 576 shares, respectively)	(82,734)	(46,448)
Retained earnings	493,319	407,522
Accumulated other comprehensive loss	(8,409)	(5,074)
Total equity	525,675	469,086
Total liabilities and equity	$1,043,453	$995,360

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(Amounts in thousands, except per share amounts)	2023	2022	2021
Revenues, net	$757,904	$626,435	$419,205
Cost of revenues	(439,690)	(370,473)	(234,655)
Gross profit	318,214	255,962	184,550
Selling, general and administrative expenses	(179,148)	(158,582)	(125,330)
Operating income	139,066	97,380	59,220
Interest expense, net	(13,197)	(5,449)	(2,383)
Other income (expense), net	42	(466)	(5,969)
Income before income taxes	125,911	91,465	50,868
Provision for income taxes	(29,337)	(24,146)	(10,769)
Net income	96,574	67,319	40,099
Income attributable to redeemable noncontrolling interest	(139)	(934)	—
Net income attributable to CSW Industrials, Inc.	$96,435	$66,385	$40,099

Basic earnings per common share:	$6.22	$4.21	$2.67

Diluted earnings per common share:	$6.20	$4.20	$2.65

Weighted average number of shares outstanding:
Basic	15,509	15,755	15,015
Diluted	15,546	15,807	15,126

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(Amounts in thousands)	2023	2022	2021
Net income	$96,574	$67,319	$40,099
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,752)	(44)	4,791
Cash flow hedging activity, net of taxes of $(41), $(142) and $(156), respectively	156	533	587
Pension and other postretirement effects, net of taxes of $(67), $(138) and $(34), respectively	261	433	72
Other comprehensive income (loss)	(3,335)	922	5,450
Comprehensive income	$93,239	$68,241	$45,549
Less: Comprehensive income attributable to redeemable noncontrolling interest	(139)	(934)	—
Comprehensive income attributable to CSW Industrials, Inc.	$93,100	$67,307	$45,549

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2020	$159	$(75,377)	$48,327	$318,702	$(11,446)	$280,365
Share-based compensation	—	—	5,085	—	—	5,085
Stock activity under stock plans	2	(2,812)	(2)	—	—	(2,812)
Reissuance of treasury shares	—	51,405	51,233	—	—	102,638
Repurchase of common shares	—	(7,291)	—	—	—	(7,291)
Net income	—	—	—	40,099	—	40,099
Dividends	—	—	47	(8,132)	—	(8,085)
Other comprehensive income, net of tax	—	—	—	—	5,450	5,450
Balance at March 31, 2021	$161	$(34,075)	$104,690	$350,669	$(5,996)	$415,449
Share-based compensation	—	—	8,450	—	—	8,450
Stock activity under stock plans	1	(4,884)	—	—	—	(4,883)
Reissuance of treasury shares	—	6,938	(289)	—	—	6,649
Repurchase of common shares	—	(14,427)	—	—	—	(14,427)
Net income	—	—	—	66,385	—	66,385
Dividends	—	—	73	(9,532)	—	(9,459)
Other comprehensive income, net of tax	—	—	—	—	922	922
Balance at March 31, 2022	$162	$(46,448)	$112,924	$407,522	$(5,074)	$469,086
Share-based compensation	—	—	9,752	—	—	9,752
Stock activity under stock plans	1	(3,417)	—	—	—	(3,416)
Reissuance of treasury shares	—	2,786	578	—	—	3,364
Repurchase of common shares	—	(35,655)	—	—	—	(35,655)
Net income	—	—	—	96,435	—	96,435
Dividends	—	—	82	(10,638)	—	(10,556)
Other comprehensive income, net of tax	—	—	—	—	(3,335)	(3,335)
Balance at March 31, 2023	$163	$(82,734)	$123,336	$493,319	$(8,409)	$525,675

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(Amounts in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$96,574	$67,319	$40,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,838	11,572	9,194
Amortization of intangible and other assets	22,716	25,314	13,843
Provision for inventory reserves	1,522	1,553	1,558
Provision for doubtful accounts	2,013	1,498	696
Share-based and other executive compensation	9,751	8,450	5,086
Net gain on disposals of property, plant and equipment	104	(85)	(23)
Net pension benefit	150	31	163
Impairment of intangible assets	156	—	—
Net deferred taxes	(6,011)	(3,261)	(1,798)
Changes in operating assets and liabilities:
Accounts receivable	1,105	(26,729)	(7,219)
Inventories	(11,422)	(49,403)	(3,377)
Prepaid expenses and other current assets	(1,282)	3,479	(4,246)
Other assets	458	626	(1,532)
Accounts payable and other current liabilities	(7,000)	27,983	13,856
Retirement benefits payable and other liabilities	(219)	742	(46)
Net cash provided by operating activities	121,453	69,089	66,254
Cash flows from investing activities:
Capital expenditures	(13,951)	(15,653)	(8,833)
Proceeds from sale of assets held for investment	—	—	6,152
Proceeds from sale of assets	120	139	30
Cash paid for acquisitions	(58,335)	(35,942)	(287,238)
Net cash used in investing activities	(72,166)	(51,456)	(289,889)
Cash flows from financing activities:
Borrowings on lines of credit	143,177	94,000	255,000
Repayments of lines of credit	(142,952)	(83,561)	(23,561)
Payments of deferred loan costs	(710)	(2,328)	(148)
Purchase of treasury shares	(39,072)	(19,311)	(10,489)
Proceeds from stock option activity	272	1,327	1,330
Proceeds from acquisition of redeemable noncontrolling interest shareholder	3,000	6,293	—
Dividends paid to shareholders	(10,555)	(9,459)	(8,083)
Net cash (used in) provided by financing activities	(46,840)	(13,039)	214,049
Effect of exchange rate changes on cash and equivalents	(611)	1,937	1,336
Net change in cash and cash equivalents	1,836	6,531	(8,250)
Cash and cash equivalents, beginning of period	16,619	10,088	18,338
Cash and cash equivalents, end of period	$18,455	$16,619	$10,088
Supplemental non-cash disclosure:
Cash paid during the year for interest	$12,502	$4,955	$1,875
Cash paid during the year for income taxes	41,476	20,485	14,021

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CSWI is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Engineered Building Solutions and Specialized Reliability Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, general industrial, plumbing, energy, rail transportation and mining. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC GuardTM, Air Sentry®, Cover GuardTM, Deacon®, Falcon Stainless®, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

The COVID-19 pandemic and its resulting impacts had an overall negative impact on our financial results in the prior fiscal years ended March 31, 2022 and March 31, 2021. During our current fiscal year ended March 31, 2023, the direct and indirect impacts of the COVID-19 pandemic on our consolidated operating results were immaterial as economic activities recovered and the effects of the pandemic lessened. While the Federal COVID-19 Public Health Emergency Declaration expired on May 11, 2023, the extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. As such, we cannot reasonably estimate the future impact of the COVID-19 pandemic at this time.

We are closely monitoring the Russian invasion of Ukraine and its global impact. We have no operations, employees or assets in Russia, Belarus or Ukraine, nor do we source goods or services of any material amount from those countries, whether directly or indirectly. Shortly after the Russian invasion of Ukraine began in February 2022, we indefinitely suspended all commercial activities in Russia. During the fiscal year ended March 31, 2023, we had no sales into Belarus or Ukraine. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

Basis of Presentation – The consolidated financial position, results of operations and cash flows included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“Annual Report”) include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – We consider all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. We maintain our cash and cash equivalents at financial institutions

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for which the combined account balances in individual institutions may exceed insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of insurance coverage. We had deposits in domestic banks of $10.1 million and $11.3 million at March 31, 2023 and 2022, respectively, and balances of $8.4 million and $5.3 million were held in foreign banks at March 31, 2023 and 2022, respectively.

Accounts Receivable, Allowance for Doubtful Accounts and Credit Risk – Trade accounts receivables are recorded at the invoiced amounts and do not bear interest. We record an allowance for credit losses on trade receivables that, when deducted from the gross trade receivables balance, presents the net amount expected to be collected. We estimate the allowance based on an aging schedule and according to historical losses as determined from our billings and collections history. This may be adjusted after consideration of customer-specific factors such as financial difficulties, liquidity issues or insolvency, as well as both current and forecasted macroeconomic conditions as of the reporting date. We adjust the allowance and recognize credit losses in the income statement each period. Trade receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible. Subsequent recoveries of amounts previously written off are reflected as a reduction to periodic credit losses in the income statement. Our allowance for expected credit losses for short-term receivables as of March 31, 2023 was $1.4 million, compared to $1.2 million as of March 31, 2022.

Credit risks are mitigated by the diversity of our customer base across many different industries and by performing creditworthiness analyses on our customers. Additionally, we mitigate credit risk through letters of credit and advance payments received from our customers. We do not believe that we have any significant concentrations of credit risk.

Inventories and Related Reserves – Inventories are stated at the lower of cost or net realizable value and include raw materials, supplies, direct labor and manufacturing overhead. Inventories are accounted for using a standard costing methodology, which approximates cost on a first-in, first-out (“FIFO”) basis.

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

Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We bypassed the qualitative assessment and proceeded directly to the quantitative test. If the carrying value of a

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting unit exceeds it fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit base on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants and are considered non-recurring Level III inputs within the fair value hierarchy. No goodwill impairment loss was recognized as a result of the impairment tests for the years ended March 31, 2023, 2022 or 2021.

We have intangible assets consisting of patents, trademarks, customer lists and non-compete agreements. Definite-lived intangible assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In addition, we have other trademarks and license agreements that are considered to have indefinite lives. We test indefinite-lived intangible assets for impairment at least annually as of January 31 or whenever events or circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future sales projections and terminal value growth rate. These inputs are considered non-recurring Level III inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded no impairment of intangible assets for the years ended March 31, 2023, 2022 and 2021, respectively.

Property Held for Investment – One of our non-operating subsidiaries holds and manages a non-operating property, which is valued at lower of cost or market and will be disposed of as opportunities arise to maximize value.

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

Recurring fair value measurements are limited to redeemable noncontrolling interest and investments in derivative instruments. The redemption value of the redeemable noncontrolling interest is estimated using a discounted cash flow analysis, which requires management judgment with respect to future revenue, operating margins, growth rates and discount rates and is classified as Level III under the fair value hierarchy. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The redemption value of the redeemable noncontrolling interest is discussed in Note 3. The fair values of our derivative instruments are included in Note 10.

Leases – We determine if a contract is or contains a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. Right-of-Use (“ROU”) assets and lease liabilities are initially recognized at the commencement date based on the present value of remaining lease payments over the lease term calculated using our

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incremental borrowing rate, unless the implicit rate is readily determinable. ROU assets represent the right to use an underlying asset for the lease term, including any upfront lease payments made and excluding lease incentives. Lease liabilities represent the obligation to make future lease payments throughout the lease term. As most of our operating leases do not provide an implicit rate, we apply our incremental borrowing rate to determine the present value of remaining lease payments. Our incremental borrowing rate is determined based on information available at the commencement date of the lease. The lease term includes renewal periods when we are reasonably certain to exercise the option to renew. The ROU asset is amortized over the expected lease term. Lease and non-lease components, when present on our leases, are accounted for separately. Leases with an initial term of 12 months or less are excluded from recognition in the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our consolidated income statements as the obligation is incurred. As of March 31, 2023, we did not have material leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development ("R&D") – R&D costs are expensed as incurred. Costs incurred for R&D primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in R&D activities. R&D costs included in selling, general and administrative expense were $4.8 million, $4.8 million and $4.5 million for the years ended March 31, 2023, 2022 and 2021, respectively.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unremitted Earnings – During the fiscal quarter ended March 31, 2023, we lifted our assertion that the earnings of Greco Canada are indefinitely invested outside of the U.S. During the fiscal quarter ended March 31, 2019, we lifted our assertion that the earnings of our United Kingdom ("U.K.") and Australian subsidiaries were indefinitely invested outside of the U.S. During the fiscal quarter ended September 30, 2020, we lifted our assertion that the earnings of our Jet Lube Canada subsidiary were indefinitely invested outside of the U.S. We assert that the foreign earnings of the U.K., Australian, Vietnam and Canada subsidiaries will be remitted to the U.S. through distributions, and have made provisions for taxes that may become payable upon distribution of earnings accordingly. As of March 31, 2023, we are not indefinitely reinvested outside of the U.S.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1.Contractor Solutions, which manufactures efficiency and performance enhancing products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for the professional trades. This segment is comprised primarily of our RectorSeal and Shoemaker operating companies.
2.Engineered Building Solutions, which provides primarily code-driven products focused on life safety that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional, and multi-family residential buildings. This segment is comprised of our Balco, Greco and Smoke Guard operating companies.
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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and London Interbank Offered Rate ("LIBOR"). This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective for all entities through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. As discussed in Note 8, the Company terminated our interest rate swap agreement in January 2023 and therefore, will not apply the practical expedients and exceptions as required by the ASU. As discussed in Note 8, the Company’s Second Amendment replaced the LIBOR Rate with individualized metrics based on the specific denomination of borrowings, including a metric based on Term SOFR (as defined in the Second Credit Agreement) for borrowings denominated in U.S. Dollars. The transition of LIBOR did not have a material impact on our consolidated financial statements. The adoption of this ASU did not have an impact on our consolidated financial condition and results of operations.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS

Falcon Stainless, Inc.

On October 4, 2022, we acquired 100% of the outstanding equity of Falcon Stainless, Inc ("Falcon"), based in Temecula, California, for an aggregate purchase price of $37.1 million (including $1.0 million cash acquired), comprising cash consideration of $34.6 million and an additional payment of $2.5 million due one-year from the acquisition date assuming certain business conditions are met. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 8). Falcon's products are well-known among the professional trades for supplying enhanced water flow delivery and supplement our Contractor Solutions segment's existing product portfolio.

The Falcon acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $17.4 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing plumbing offerings and provide a meaningful value proposition to our customers. The preliminary allocation of the fair value of the assets acquired comprises customer lists ($17.7 million), trademarks ($4.7 million), accounts receivable ($1.4 million), cash ($1.0 million), inventory ($0.7 million), other current asset ($0.1 million) and other assets ($2.9 million), net of current liabilities (0.5 million) and other liabilities ($8.3 million). Customer lists are being amortized over 15 years, while trademarks and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available as of October 4, 2022, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are not deductible for income tax purposes. Falcon activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

Cover Guard, Inc. and AC Guard, Inc.

On July 8, 2022, we acquired the assets of Cover Guard, Inc. (“CG”) and AC Guard, Inc. ("ACG"), based in Orlando, Florida, for an aggregate purchase price of $18.4 million, comprised of cash consideration of $18.0 million and additional contingent considerations initially measured at $0.4 million based on CG and ACG meeting defined financial targets over a period of 5 years. In conjunction with the acquisition, we agreed to pay an additional $3.7 million, comprised of cash consideration of $1.5 million and 5-year annuity payments (value of $2.2 million) to a third party to secure the related intellectual property. The total cash consideration at closing of $19.5 million was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 8). CG and ACG product lines further expand Contractor Solutions’ offering of leading HVAC/R accessories, including lineset covers and HVAC/R condenser protection cages. Through these differentiated products, our Contractor Solutions segment expects to achieve incremental ductless and ducted HVAC/R market penetration. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $0.4 million and was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations.

The CG and ACG acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $1.7 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R and plumbing offerings and provide a meaningful value proposition to our customers. The preliminary allocation of the fair value of the assets acquired included customer lists ($9.8 million), patent ($1.8 million), trademarks ($0.7 million), inventory ($3.1 million), accounts receivable ($1.0 million) and equipment ($0.3 million). Customer lists and patents are being amortized over 15 years and 10 years, respectively, while trademarks and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available as of July 8, 2022, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. CG and ACG activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

The additional $3.7 million we agreed to pay a third party was accounted for as an acquisition of intellectual property and will be amortized over 15 years.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shoemaker Manufacturing, LLC

On December 15, 2021, we acquired 100% of outstanding equity of Shoemaker Manufacturing, LLC (“Shoemaker”), based in Cle Elum, Washington, for an aggregate purchase price of $43.6 million, including working capital and closing cash adjustments and expected contingent consideration. Shoemaker offers high-quality customizable GRD for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S. The aggregate purchase price was comprised of cash consideration of $38.6 million (including $1.2 million cash acquired), 25,483 shares of the Company's common stock valued at $3.0 million at transaction close and additional contingent consideration of up to $2.0 million based on Shoemaker meeting a defined financial target during the quarter ended March 31, 2022, which was achieved. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility. The 25,483 shares of common stock delivered to the sellers as consideration were issued from treasury shares. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a current liability of $2.0 million and was determined using a scenario-based analysis on forecasted future results. In May 2022, the full earn-out amount of $2.0 million was remitted to the sellers due to the performance obligation had been met. During the year ended March 31, 2022, we incurred $0.7 million in transaction expenses in connection with the Shoemaker acquisition, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solution segment.

The Shoemaker acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the fair value of the identifiable assets acquired was $8.1 million allocated to goodwill, which represents the value expected to be obtained from owning a more extensive GRD product portfolio for the HVAC/R market and increased regional exposure to the northwest U.S. The preliminary allocation of the fair value of the net assets acquired included customer lists ($23.0 million), trademarks ($6.5 million), noncompete agreements ($0.7 million), backlog ($0.3 million), inventory ($3.6 million), accounts receivable ($1.7 million), cash ($1.2 million), equipment ($1.4 million) and prepaid expenses ($0.2 million), net of current liabilities ($3.1 million). Customer lists, noncompete agreements and backlog are being amortized over 15 years, 5 years and 1 month, respectively, while trademarks and goodwill are not being amortized.  The Company completed the analysis of tangible assets, intangible assets, liabilities assumed and the related allocation during the three months ended December 31, 2022. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. Shoemaker activity has been included in our Contractor Solutions segment since the acquisition date. No proforma information has been provided due to immateriality.

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
(a) Amount includes working capital and closing cash adjustments and includes a $1.0 million to be paid to the sellers as a result of an expected tax refund pursuant to the purchase agreement.

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

	Initial Estimated Fair Value	Measurement Period Adjustments	Updated Estimated Fair Value
Cash	$1,471	$—	$1,471
Accounts Receivable, net	13,467	(17)	13,450
Inventory	46,313	(1,300)	45,013
Short-Term Tax Indemnity Assets	5,000	—	5,000
Other Current Assets	1,285	2,103	3,388
Property, Plant and Equipment	28,832	(4,201)	24,631
Trade Name (indefinite life)	43,500	—	43,500
Customer Lists (useful life of 15 years)	194,000	8,500	202,500
Right-Of-Use Assets	49,040	—	49,040
Long-Term Tax Indemnity Assets	7,500	—	7,500
Other Long-term Assets	2,850	(698)	2,152
Accounts Payable	(4,074)	—	(4,074)
Accrued and Other Current Liabilities	(3,678)	(172)	(3,850)
Lease Liabilities - Short-Term	(4,811)	—	(4,811)
Deferred Tax Liabilities	(56,249)	(3,784)	(60,033)
Tax Contingency Reserve	(22,511)	5,190	(17,321)
Lease Liabilities - Long-Term	(45,369)	—	(45,369)
Estimated fair value of net assets acquired	256,566	5,621	262,187
Goodwill	129,169	(5,714)	123,455
Total Purchase Price	$385,735	$(93)	$385,642

Deferred tax liabilities were established to record the deferred tax impact of purchase price accounting adjustments, primarily related to intangibles assets. Tax contingency reserves relate to uncertain tax positions TRUaire took in the periods prior to the acquisition date.

In accordance with the tax indemnification included in the purchase agreement of TRUaire, the seller provided contractual indemnification to the Company for up to $12.5 million related to uncertain tax positions taken in prior years. During the three months ended March 31, 2021, TRUaire received an audit closing letter from Internal Revenue Service related to calendar 2017, a pre-acquisition tax year. As a result of this, $5.0 million of the relevant tax indemnification was released in accordance with the purchase agreement. The release of the relevant uncertain tax position accrual of $5.3 million was recorded as an income tax benefit for the three months ended March 31, 2021, and the offsetting indemnification expense of $5.0 million was recorded in other expense on the consolidated statement of operations. As of March 31, 2023, $7.5 million tax indemnification asset remains outstanding and is reported in our condensed consolidated balance sheets in prepaid expenses and other current assets. This tax indemnification asset will either be settled by or expire on December 15, 2023.

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

Pursuant to Topic 805, unaudited supplemental proforma results of operations for the year ended March 31, 2021 as if the acquisition of TRUaire had occurred on April 1, 2019 are presented below (in thousands, except per share amounts):

Year Ended March 31, 2021
Revenue, net	$495,788
Net income	47,648

Net earnings per common share:
Diluted	$3.03
Basic	3.05

These proforma results do not present financial results that would have been realized had the acquisition occurred on April 1, 2019, nor are they intended to be a projection of future results. The unaudited proforma results include certain proforma adjustments to net income that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2019, including the following:

•Additional depreciation expense of $0.4 million that would have been recognized as a result of the fair value step-up of the property, plant and equipment;
•Additional amortization expense of $9.6 million that would have been recognized as a result of the allocation of purchase consideration to customer lists subject to amortization;
•Estimated additional interest expense of $3.3 million as a result of incurring additional borrowing;
•Income tax effect of the proforma adjustments calculated using a blended statutory income tax rate of 24.5% of $3.2 million.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

March 31, 2023
Cash	$7,519
Accounts receivable, net	7,376
Inventories, net	2,971
Prepaid expenses and other current assets	115
Property, plant and equipment, net	11,923
Intangible assets, net	6,478
Other assets	137
Total assets	$36,519

Accounts payable	$6,274
Accrued and other current liabilities	1,417
Other long-term liabilities	66
Total liabilities	$7,757

For the year ended March 31, 2023, the Whitmore JV generated net income of $0.3 million.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member after three years from the Whitmore JV's formation, subject to certain timing restrictions. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the year ended March 31, 2023 were as follows (in thousands):

Balance at March 31, 2022	$15,325
Net income attributable to redeemable noncontrolling interest	139
Contributions from noncontrolling interest	3,000
Balance at March 31, 2023	$18,464

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

The changes in the carrying amount of goodwill for the years ended March 31, 2023 and 2022 were as follows (in thousands):

	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Balance at April 1, 2021	$169,345	$22,238	$27,212	$218,795
Goodwill re-allocation	14,813	2,727	(17,540)	—
TRUaire acquisition	(2,099)	—	—	(2,099)
Shoemaker acquisition	8,115	—	—	8,115
Currency translation	(22)	42	(173)	(153)
Balance at March 31, 2022	$190,152	$25,007	$9,499	$224,658
Falcon acquisition	17,417	—	—	17,417
CG and ACG acquisitions	1,686	—	—	1,686
Shoemaker acquisition	6	—	—	6
Currency translation	(101)	(705)	(221)	(1,027)
Balance at March 31, 2023	$209,160	$24,302	$9,278	$242,740

The following table provides information about our intangible assets for the years ended March 31, 2023 and 2022 (in thousands, except years):

		March 31, 2023		March 31, 2022
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$13,608	$(8,546)	$9,417	$(8,065)
Customer lists and amortized trademarks	14	324,472	(81,901)	297,909	(61,368)
Non-compete agreements	5	950	(272)	939	(258)
Other	11	6,377	(2,235)	5,123	(3,957)
		$345,407	$(92,954)	$313,388	$(73,648)
Trade names and trademarks not being amortized:		$66,450	$—	$61,097	$—

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the years ended March 31, 2023, 2022 and 2021 was $22.1 million, $24.8 million (including the amortization of inventory purchase accounting adjustment of $3.9 million) and $10.5 million, respectively. The following table presents the estimated future amortization of finite-lived intangible assets for the next five fiscal years ending March 31 (in thousands):

2024	$22,404
2025	21,525
2026	21,158
2027	20,363
2028	19,982
Thereafter	147,021
Total	$252,453

5. SHARE-BASED COMPENSATION

We maintain the shareholder-approved 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of March 31, 2023, 421,546 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense for restricted stock as follows for the years ended March 31, 2023, 2022 and 2021 (in thousands):

	Year Ended March 31,
	2023	2022	2021
Share-based compensation expense	$9,751	$8,450	$5,085
Related income tax benefit	(2,438)	(2,197)	(1,220)
Net share-based compensation expense	$7,313	$6,253	$3,865

Stock option activity, which represents outstanding CSWI awards held by CSWI employees resulting from the conversion of Capital Southwest stock options held by former Capital Southwest employees, was as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding and Exercisable at April 1, 2021	63,413	$25.23
Exercised	(52,613)	25.23
Outstanding and Exercisable at March 31, 2022	10,800	25.23	2.4	$1.0
Exercised	(10,800)	25.23
Outstanding and Exercisable at March 31, 2023	—	$—	0.0	$—

No options were granted or vested during the years ended March 31, 2023, 2022 and 2021, and all stock options were vested and recognized prior to the year ended March 31, 2021. The intrinsic value of options exercised during the years ended March 31, 2023, 2022 and 2021 was $1.2 million, $5.8 million and $2.5 million, respectively. Cash received for options exercised during the years ended March 31, 2023, 2022 and 2021 was $0.3 million, $1.3 million and $1.3 million, respectively, and the tax benefit received was $0.3 million, $1.4 million and $0.4 million, respectively. As of March 31, 2023, there were no outstanding stock options.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock activity was as follows:

	Year Ended March 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2022	228,331	$126.02
Granted	96,877	130.85
Vested	(87,516)	86.01
Canceled	(5,641)	112.60
Outstanding at March 31, 2023	232,051	$138.14
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

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of March 31, 2023 and 2022 included 99,463 and 102,360 shares (at target), respectively, with performance-based vesting provisions, having vesting ranges from 0-200% based on pre-defined performance targets with market conditions. Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares. Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 21,087 and 47,845 awards with performance-based vesting provisions during the years ended March 31, 2023 and 2022, respectively, with a vesting range of 0-200%.

At March 31, 2023, we had unrecognized compensation cost related to unvested restricted shares of $19.4 million, which will be amortized into net income over the remaining weighted average vesting period of 2.7 years. The total fair value of restricted shares vested during the years ended March 31, 2023 and 2022 was $10.2 million and $14.2 million, respectively.

6. INVENTORY

Inventories are stated at the lower of cost or net realizable value and include raw materials, supplies, direct labor and manufacturing overhead. Inventories are accounted for using a standard costing methodology, which approximates cost on a first-in, first-out (“FIFO”) basis.

The Inventories, net caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31,
	2023	2022
Raw materials and supplies	$48,300	$46,136
Work in process	5,250	7,471
Finished goods	113,104	100,792
Total inventories	166,654	154,399
Less: Obsolescence reserve	(5,085)	(4,285)
Inventories, net	$161,569	$150,114

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Accounts receivable, net consists of the following (in thousands):

	March 31,
	2023	2022
Accounts receivable trade	$121,164	$120,603
Other receivables	2,954	3,378
	124,118	123,981
Less: Allowance for doubtful accounts	(1,365)	(1,177)
Accounts receivable, net	$122,753	$122,804

Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,
	2023	2022
Prepaid expenses	$9,485	$8,531
Short-term tax indemnification assets	7,500	—
Income taxes receivable	1,344	690
Current derivative asset	877	—
Other current assets	1,073	1,389
	$20,279	$10,610

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,
	2023	2022
Land and improvements	$3,226	$3,226
Buildings and improvements	52,975	53,346
Plant, office and laboratory equipment	112,271	99,770
Construction in progress	12,466	11,083
	180,938	167,425
Less: Accumulated depreciation	(92,703)	(80,393)
Property, plant and equipment, net	$88,235	$87,032

Depreciation of property, plant and equipment was $12.9 million, $11.6 million and $9.2 million for the years ended March 31, 2023, 2022 and 2021, respectively. Of these amounts, cost of revenues includes $8.4 million, $8.3 million and $7.1 million, respectively.

Other assets consist of the following (in thousands):

	March 31,
	2023	2022
Right-of-use lease assets	$59,815	$67,076
Long-term tax indemnification assets	2,849	7,500
Deferred financing fees	2,363	2,271
Rent receivable	2,028	2,073
Property held for investment	418	418
Deferred income taxes	462	304
Other	2,584	3,044
Other assets	$70,519	$82,686

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued and other current liabilities consist of the following (in thousands):

	March 31,
	2023	2022
Compensation and related benefits	$27,096	$21,617
Rebates and marketing agreements	16,158	16,340
Operating lease liabilities	9,784	9,269
Acquisition deferred payments	3,427	3,061
Non-income taxes	1,802	1,949
Billings in excess of costs	637	1,026
Income taxes payable	403	4,266
Other accrued expenses	8,081	11,477
Accrued and other current liabilities	$67,388	$69,005

Other long-term liabilities consists of the following (in thousands):

	March 31,
	2023	2022
Deferred income taxes	$62,144	$62,810
Operating lease liabilities	55,590	63,275
Tax Reserve	16,509	13,987
Derivative liability	1,021	234
Acquisition deferred payments	1,853	—
Other long-term liabilities	$137,117	$140,306

8. LONG-TERM DEBT AND COMMITMENTS

Debt consists of the following (in thousands):

	March 31,
	2023	2022
Revolving Credit Facility, interest rate of 6.21% and 1.95% (a), respectively	$253,000	$243,000
Whitmore term loan, interest rate of 0.00% and 2.45% (a), respectively	—	9,775
Total debt	253,000	252,775
Less: Current portion	—	(561)
Long-term debt	$253,000	$252,214
(a) Represents the unhedged interest rate effective on March 31, 2023, and 2022, respectively.

Revolving Credit Facility Agreement

On December 11, 2015, we entered into a five-year $250.0 million Revolving Credit Facility agreement, with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The agreement was amended on September 15, 2017 to allow for multi-currency borrowing with a $125.0 million sublimit and to extend the maturity date to September 15, 2022. On December 1, 2020, the Company entered into an amendment to the Revolving Credit Facility (the "First Credit Agreement") to utilize the accordion feature, thus increasing the commitment from $250.0 million to $300.0 million, and hence eliminating the available incremental commitment by a corresponding amount. On March 10, 2021, the Revolving Credit Facility was amended to facilitate the formation and future operation of the joint venture discussed in Note 3.

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), which replaced the First Credit Agreement and provides for a $400.0 million revolving credit facility that contains a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans, with an additional $150.0 million accordion feature. The Second Credit Agreement is scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in underwriting fees, which are being amortized over the life of the Second Credit Agreement.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Second Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or LIBOR plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable monthly and quarterly, respectively, and the outstanding principal balance is due at the maturity date. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Company and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

On December 15, 2022, the Company entered into an Incremental Assumption Agreement No. 1 and Amendment No. 2 to the Second Credit Agreement (the “Second Amendment”) to utilize a portion of the accordion feature, thus increasing the commitment from $400.0 million to $500.0 million, and concurrently reduced the available incremental accordion by a corresponding amount (the term "Revolving Credit Facility" as used throughout this document refers to the First Credit Agreement, the Second Credit Agreement and the Second Amendment, as applicable). The Second Amendment also replaced the LIBOR Rate with individualized metrics based on the specific denomination of borrowings, including a metric based on Term SOFR (as defined in the Second Credit Agreement) for borrowings denominated in U.S. Dollars. The Company incurred a total of $0.7 million in underwriting fees, which are being amortized over the remaining term of the Revolving Credit Facility.

During the year ended March 31, 2023, we borrowed $143.2 million and repaid $133.2 million under the Revolving Credit Facility. As of March 31, 2023 and 2022, we had $253.0 million and $243.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the Revolving Credit Facility of $247.0 million and $157.0 million, respectively. The financial covenants contained in the Revolving Credit Facility require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Revolving Credit Facility. The Revolving Credit Facility Agreement also requires the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Revolving Credit Facility Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of March 31, 2023.

Whitmore Term Loan

Prior to January 20, 2023, Whitmore Manufacturing, LLC (one of our wholly-owned operating subsidiaries) maintained a secured term loan related to the warehouse, corporate office building and remodel of the existing manufacturing and R&D facility. The term loan required a payment of $140,000 each quarter. Borrowings under the term loan bore interest at a variable annual rate equal to one-month LIBOR plus 2.0%. On January 20, 2023, the Whitmore Term Loan was paid off using borrowings under our existing Revolving Credit Facility discussed above. As of March 31, 2023 and 2022, Whitmore had $0.0 million and $9.8 million, respectively, in outstanding borrowings under the term loan.

Interest payments under the Whitmore Term Loan were hedged under an interest rate swap agreement until January 9, 2023, when the interest rate swap agreement was terminated.

Future Minimum Debt Payments

Future minimum debt payments are as follows for years ending March 31 (in thousands):

2024	$—
2025	—
2026	—
2027	253,000
2028	—
Thereafter	—
Total	$253,000

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 25 years, some of which include escalation clauses and/or options to extend or terminate the leases. We do not currently have any financing lease arrangements.

(in thousands)	March 31, 2023	March 31, 2022
Components of Operating Lease Expenses
Operating lease expense	$10,793	$9,893
Short-term lease expense	815	326
Total operating lease expense (a)	$11,608	$10,219
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	March 31, 2023	March 31, 2022
Operating Lease Assets and Liabilities
Right-of-use lease assets, net (a)	$59,815	$67,076

Short-term lease liabilities	$9,784	$9,269
Long-term lease liabilities	55,590	63,275
Total operating lease liabilities (b)	$65,374	$72,544
(a) Included in other assets
(b) Included in accrued and other current liabilities and other long-term liabilities, as applicable

(in thousands)	March 31, 2023	March 31, 2022
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$11,058	$9,974
Right-of-use assets obtained in exchange for new operating lease obligations	2,526	8,464
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	7.0	7.9
Weighted average discount rate (percent)	2.3%	2.2%

Maturities of operating lease liabilities were as follows (in thousands):
2024	$11,082
2025	10,903
2026	10,558
2027	10,316
2028	9,037
Thereafter	18,787
Total lease liabilities	$70,683
Less: Imputed interest	(5,309)
Present value of lease liabilities	$65,374

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. All interest rate swaps are highly effective.

As of March 31, 2022, we had $9.8 million of notional amount in outstanding designated interest rate swap to hedge our exposure to variability in cash flows from interest payments on our Whitmore Term Loan. On January 9, 2023, the interest rate swap was terminated and resulted a cash receipt of $0.2 million.

On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility. This interest rate swap fixes the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our Revolving Credit Facility, and will expire May 18, 2026. As of March 31, 2023, we had $100.0 million of notional amount in outstanding designated interest rate swaps with third parties.

The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	March 31,
	2023	2022
Current derivative asset	$877	$—
Current derivative liabilities	—	109
Non-current derivative liabilities	1,021	233

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the years ended March 31, 2023, 2022 and 2021:

	March 31,
(amounts in thousands, except per share data)	2023	2022	2021
Net income	$96,574	$67,319	$40,099
Income attributable to redeemable noncontrolling interest	(139)	(934)	—
Net income attributable to CSW Industrials, Inc.	$96,435	$66,385	$40,099
Weighted average shares:
Common stock	15,401	15,646	14,919
Participating securities	108	109	96
Denominator for basic earnings per common share	15,509	15,755	15,015
Potentially dilutive securities	37	52	111
Denominator for diluted earnings per common share	15,546	15,807	15,126

Basic earnings per common share:	$6.22	$4.21	$2.67

Diluted earnings per common share:	$6.20	$4.20	$2.65

12. SHAREHOLDERS' EQUITY

Share Repurchase Programs

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year time period. On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced the previously announced $75.0 million program. On December 16, 2022, we announced that our Board of Directors authorized a new $100.0 million share repurchase program, which replaced the previously announced $100.0 million program. Under the current repurchase program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration of December 31, 2024 for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. Through March 31, 2023, no shares have been repurchased under the current $100.0 million repurchase program. Under the prior $100.0 million repurchase program, 336,347 shares were repurchased during the year ended March 31, 2023 for $35.7 million, and 126,115 shares were repurchased during the year ended March 31, 2022 for $14.4 million. A total of 462,462 shares had been repurchased for an aggregate amount of $50.1 million under the prior $100.0 million program. As of March 31, 2023, no shares were repurchased under the current $100.0 million program.

Dividends

On April 4, 2019, we announced we had commenced a dividend program and that our Board of Directors approved a regular quarterly dividend of $0.135 per share. On April 15, 2021, we announced a quarterly dividend increase to $0.15 per share. On April 14, 2022, we announced a quarterly dividend increase to $0.17 per share. On April 14, 2023, we announced a quarterly dividend increase to $0.19 per share, which dividend was paid on May 12, 2023 to shareholders of record as of April 28, 2023. Any future dividends at the existing $0.19 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion. Total dividends of $10.6 million and $9.5 million were paid during the years ended March 31, 2023 and 2022, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS

The fair value of interest rate swaps discussed in Note 10 are determined using Level II inputs. The carrying value of our debt, included in Note 8, approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximated their fair values at March 31, 2023 and 2022 due to their short-term nature.

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

14. RETIREMENT PLANS

We had a frozen qualified defined benefit pension plan (the “Qualified Plan”) that covered certain of our U.S. employees. The Qualified Plan was previously closed to employees hired or re-hired on or after January 1, 2015, and it was amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015. In September 2019, the Qualified Plan was terminated and resulted in an overall termination charge of $7.0 million ($5.4 million, net of tax) recorded in other (expense) income, net, due primarily to the recognition of expenses that were previously included in accumulated other comprehensive loss and the recognition of additional costs associated with the annuity purchase contract. After the participant data for the annuity purchase contract was finalized in the quarter ended March 31, 2020, the Qualified Plan had excess funds of $0.5 million, which were distributed into the Defined Contribution Plan discussed below.

We maintain a frozen unfunded retirement restoration plan (the “Restoration Plan”) that is a non-qualified plan providing for the payment to participating employees, upon retirement, of the difference between the maximum annual payment permissible under the Qualified Plan pursuant to federal limitations and the amount that would otherwise have been payable under the Qualified Plan. The Restoration Plan was closed to new participants on January 1, 2015 and was amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015. As of March 31, 2023 and 2022, the Restoration Plan reported liabilities of $1.3 million and $1.4 million, respectively.

We had a registered defined benefit pension plan (the "Canadian Plan") that covered all of our employees based at our facility in Alberta, Canada. The plan was amended to freeze benefit accruals effective as of January 31, 2022. In January 2023, the Canadian Plan was terminated and resulted in an overall termination charge of $0.5 million ($0.4 million, net of tax) recorded in other (expense) income, net, due primarily to the recognition of expenses that were previously included in accumulated other comprehensive loss and the recognition of additional costs associated with the annuity purchase contract.

The plans described above (collectively, the "Plans") are presented in aggregate as the impact of the Restoration Plan and Canadian Plan to our consolidated financial position and results of operations is not material.

Net pension (benefit) expense for the Plans was:

	Year Ended March 31,
(in thousands)	2023	2022	2021
Service cost – benefits earned during the year	$—	$43	$40
Interest cost on projected benefit obligation	56	138	144
Expected return on assets	—	(120)	(96)
Net amortization and deferral	42	69	74
Pension plan termination (a)	453	—	—
Curtailment impact	—	(30)	—
Net pension expense	$551	$100	$162
(a) Reflects impact of the termination of the Canadian Plan.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No estimated prior service costs or net loss for the Plans will be amortized from accumulated other comprehensive loss into pension expense in the year ended March 31, 2024.

Defined Contribution Plan

Effective October 1, 2015, we began to sponsor a defined contribution plan covering substantially all of our U.S. employees. Employees may contribute to this plan, and these contributions are matched 100% by us up to 6.0% of eligible earnings. We also contribute an additional percentage of eligible earnings to employees regardless of their level of participation in the plan, which is discretionary and varies based on profitability. We made total contributions to the plan of $5.7 million and $4.8 million during the years ended March 31, 2023 and 2022, respectively.

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

We recorded total contributions to the ESOP of $3.1 million, $2.3 million and $3.6 million during the years ended March 31, 2023, 2022 and 2021, respectively, based on performance in the prior year. During the year ended March 31, 2023, $5.1 million was recorded to expense based on performance in the year ended March 31, 2023 and is expected to be contributed to the ESOP during the year ending March 31, 2024.

The ESOP held 537,293 and 549,863 shares of CSWI common stock as of March 31, 2023 and 2022, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA imposes a fifteen percent corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a one percent excise tax on net share repurchases after December 31, 2022. The excise tax on the share repurchase portion of the IRA did not have an impact on our results of operations or financial position for the year ended March 31, 2023. We do not expect the Corporate AMT, excise tax or other provisions of the IRA to have a material impact on our consolidated financial statements.

Income before income taxes was comprised of the following (in thousands):

	Year Ended March 31,
	2023	2022	2021
U.S. Federal	$118,181	$87,607	$48,142
Foreign	7,730	3,858	2,726
Income before income taxes	$125,911	$91,465	$50,868

Income tax expense consists of the following (in thousands):

For the year ended:	Current	Deferred	Total
March 31, 2023
U.S. Federal	$27,920	$(3,549)	$24,371
State and local	6,135	(2,471)	3,664
Foreign	1,482	(180)	1,302
Provision for income taxes	$35,537	$(6,200)	$29,337
March 31, 2022
U.S. Federal	$20,139	$(1,578)	$18,561
State and local	5,271	761	6,032
Foreign	638	(1,085)	(447)
Provision for income taxes	$26,048	$(1,902)	$24,146
March 31, 2021
U.S. Federal	$6,773	$(1,211)	$5,562
State and local	3,561	(500)	3,061
Foreign	1,641	505	2,146
Provision for income taxes	$11,975	$(1,206)	$10,769

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0% to income before income taxes as a result of the following (in thousands):

	Year Ended March 31,
	2023	2022	2021
Computed tax expense at statutory rate	$26,441	$19,206	$10,674
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefits	2,895	4,765	2,419
Nondeductible executive compensation	1,555	992	248
Global intangible low-taxed income ("GILTI") inclusion	1,123	580	2,118
Repatriation tax, net of tax credit	904	170	822
Other permanent differences	557	(143)	1,931
IRC section 250 deductions	(1,626)	(1,102)	(1,678)
Foreign tax credits	(604)	(450)	(554)
Vesting of stock-based compensation	(408)	(1,916)	(741)
Uncertain tax positions	(224)	759	(4,717)
Valuation allowance	(96)	379	—
Foreign rate differential	67	91	85
Other, net	(1,247)	815	162
Provision for income taxes	$29,337	$24,146	$10,769

The effective tax rates for the years ended March 31, 2023, 2022 and 2021 were 23.3%, 26.4% and 21.2%, respectively. As compared with the statutory rate for the year ended March 31, 2023, the provision for income taxes was primarily impacted by state tax expense (net of federal benefits), which increased the provision by $2.9 million and effective rate by 2.3%, executive compensation limitation, which increased the provision by $1.6 million and the effective tax rate by 1.2%; impact of GILTI inclusions, which increased the provision by $1.1 million and the effective tax rate by 0.9%; impact of repatriation of foreign earnings, which increased the provision by $0.9 million and the effective rate by 0.7%; and the additional non-deductible expenses, which increased the provision by $0.6 million and the effective tax rate by 0.4%. This was offset by IRC section 250 deductions, which decreased the provision by $1.6 million and the effective tax rate by 1.3%; foreign tax credits, which decreased the provision by $0.6 million and the effective tax rate by 0.5% and tax benefits related to the restricted stock vesting, which decreased the provision by $0.4 million and the effective tax rate by 0.3%.

As compared with the statutory rate for the year ended March 31, 2022, the provision for income taxes was primarily impacted by the state tax expense, which increased the provision by $4.8 million and the effective rate by 5.2%, executive compensation limitation, which increased the provision by $1.0 million and the effective rate by 1.1%, and a net increase in uncertain tax positions, which increased the provision by $0.8 million and the effective rate by 0.8%. This was offset by tax benefits related to the restricted stock vesting, which decreased the provision by $1.9 million and the effective rate by 2.1% and IRC section 250 deductions, which decreased the provision by $1.1 million and the effective tax rate by 1.2%.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2023 and 2022 are presented below (in thousands):

	March 31,
	2023	2022
Deferred tax assets:
Operating lease liabilities	$15,684	$17,774
Accrued compensation	6,636	4,826
Inventory reserves	3,422	3,720
Accrued expenses	1,580	1,010
State R&D credit carry-forward	968	75
Transaction Costs	828	714
Pension and other employee benefits	452	412
Foreign tax credit carry-forward	284	379
Net operating loss carryforwards	144	145
Other, net	747	1,492
Deferred tax assets	30,745	30,547
Valuation allowance	(428)	(524)
Deferred tax assets, net of valuation allowance	30,317	30,023
Deferred tax liabilities:
Goodwill and intangible assets	(66,432)	(64,903)
Operating lease right-of-use assets	(14,337)	(16,364)
Property, plant and equipment	(7,299)	(8,242)
Repatriation reserve	(1,784)	(1,034)
Other, net	(2,148)	(1,986)
Deferred tax liabilities	(92,000)	(92,529)
Net deferred tax liabilities	$(61,683)	$(62,506)

As of both March 31, 2023 and 2022, we had immaterial net operating loss carryforwards, which were fully reserved through valuation allowances. Net operating loss carryforwards will expire in periods beyond the next 5 years.

Deferred income tax has not been recognized on the basis difference that is permanently invested outside the United States. This becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. As of March 31, 2023, we have no basis differences that would result in material unrecognized deferred taxes.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	March 31,
	2023	2022
Balance at beginning of year	$9,934	$10,212
Decreases related to prior year tax positions	(690)	(314)
Increases related to current year tax positions	2,540	36
Balance at end of year	$11,784	$9,934

During the year ended March 31, 2023, we released a reserve of $1.6 million primarily as a result of the conclusion of TRUaire's Vietnam's audit for the tax periods from January 1, 2019 to March 31, 2022 (discussed below), including accrued interest of $0.4 million and accrued penalties of $0.5 million. We also recorded total tax contingency reserves of $2.8 million, including unrecognized tax benefit of $2.5 million, accrued interest and penalty of $0.1 million and $0.2 million, respectively, through purchase accounting in connection with the Falcon Stainless acquisition. For the year ended March 31, 2023, we recorded an additional net tax contingency reserve of less than $0.1 million, accrued interest of $0.7 million and accrued penalty of $0.6 million.

During the year ended March 31, 2022, we released a reserve of $1.4 million, including accrued interest of $0.6 million and accrued penalties of $0.5 million, related to positions taken on tax returns for which the statute had expired.

In connection with the Falcon acquisition closed in July 2023, the Company recognized a UTP of $2.8 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the purchase agreement, the sellers provided a contractual indemnification to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, and we recognized a tax indemnification asset of $2.8 million. This tax indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods.

In connection with the TRUaire acquisition closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the purchase agreement, the sellers provided a contractual indemnification to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years, and we recognized a tax indemnification asset of $12.5 million. This tax indemnification asset will either be settled or expire by December 2023. During the three months ended March 31, 2021, as a result of the audit closure of a pre-acquisition tax period for TRUaire, $5.0 million of the tax indemnification asset was released along with the relevant UTP of $5.3 million. During the three months ended December 31, 2022, TRUaire's Vietnam entity concluded its audit for the tax periods from January 1, 2019 to March 31, 2022 and received an audit closing letter from the tax authority. As a result, $1.5 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released and recorded as an income tax benefit for the three months ended December 31, 2022. As of March 31, 2023, $7.5 million of the tax indemnification asset remains outstanding and is reported in our condensed consolidated balance sheets in prepaid expenses and other current assets. This tax indemnification asset will either be settled or expire by December 15, 2023.

Our federal income tax returns for the years ended March 31, 2022, 2021 and 2020 remain subject to examination. Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

16. RELATED PARTY TRANSACTIONS

We had no related party transactions in the three years ended March 31, 2023, 2022 and 2021.

17. CONTINGENCIES

From time to time, we are involved in various claims and legal actions which arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact on our business, consolidated financial position, results of operations or cash flows.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands).

	March 31,
	2023	2022
Currency translation adjustments:
Balance at beginning of period	$(4,438)	$(4,394)
Foreign currency translation adjustments	(3,752)	(44)
Balance at end of period	$(8,190)	$(4,438)
Interest rate swaps:
Balance at beginning of period	$(270)	$(803)
Unrealized gain, net of taxes of $(60) and $(82), respectively (a)	225	309
Reclassification of losses (gains) included in interest expense, net of taxes of $18 and $(60), respectively	(69)	224
Other comprehensive income	156	533
Balance at end of period	$(114)	$(270)
Defined benefit plans:
Balance at beginning of period	$(366)	$(799)
Amortization of net prior service benefit, net of taxes of $0 and $1, respectively (b)	—	(5)
Amortization of net loss, net of taxes of $(9) and $(16), respectively (b)	33	59
Net gain arising during the year, net of taxes of $(24) and $(41), respectively (b)	92	154
Curtailment impact, net of taxes of $0 and $(83), respectively	—	311
Pension termination, net of taxes of $(34) and $0, respectively	127	—
Currency translation impact	9	(86)
Other comprehensive income	261	433
Balance at end of period	$(105)	$(366)
(a) Unrealized gains are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a gain of $0.7 million, net of deferred taxes, over the next twelve months related to a designated cash flow hedge based on its fair value as of March 31, 2023.
(b) Amortization of prior service costs and actuarial losses out of accumulated other comprehensive loss are included in the computation of net periodic pension expense. See Note 14 for additional information.

19. REVENUE RECOGNITION

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

Build-to-order products are architecturally-specified building products generally sold into the construction industry. Revenue generated from sales of products under build-to-order transactions are currently reflected in the results of our Engineered Building Solutions segment. Occasionally, our built-to-order business lines enter into arrangements for the delivery of a customer-specified product and the provision of installation services. These orders are generally negotiated as a package and are commonly subject to retainage by the customer, which means the final 10% of the transaction price, when applicable, is not collectible until the overall construction project into which our products are incorporated is complete. The lead times for transfer to the customer can be up to 12 weeks. Revenue for goods is recognized at a point in time, but installation services are recognized over time as those services are performed. Installation services represented approximately 2% of total consolidated revenue for the year ended March 31, 2023.

Book-and-ship products are sold across all of our end markets. Revenue generated from sales of products under book-and-ship transactions have historically been presented in the Contractor Solutions, Engineered Building Solutions and

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specialized Reliability Solutions segments. These sales are typically priced on a product-by-product basis using price lists provided to our customers. The lead times for transfer to the customer is usually one week or less as these items are generally built to stock. Revenue for products sold under these arrangements is recognized at a point in time.

Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Year Ended March 31, 2023
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$89,964	$—	$89,964
Book-and-ship	506,634	14,005	147,301	667,940
Net revenues	$506,634	$103,969	$147,301	$757,904

	Year Ended March 31, 2022
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$88,690	$—	$88,690
Book-and-ship	413,207	8,606	115,932	537,745
Net revenues	$413,207	$97,296	$115,932	$626,435

	Year Ended March 31, 2021
	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Total
Build-to-order	$—	$87,057	$—	$87,057
Book-and-ship	245,232	8,615	78,301	332,148
Net revenues	$245,232	$95,672	$78,301	$419,205

Contract liabilities, which are included in accrued and other current liabilities in our consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2022	$1,026
Revenue recognized	(953)
New contracts and revenue added to existing contracts	564
Balance at March 31, 2023	$637

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. SEGMENTS

As described in Note 1, we conduct our operations through three reportable segments:
•Contractor Solutions
•Engineered Building Solutions and
•Specialized Reliability Solutions

The following is a summary of the financial information of our reporting segments reconciled to the amounts reported in the consolidated financial statements (in thousands).

Year Ended March 31, 2023
(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$506,634	$103,969	$147,301	$757,904	$—	$757,904
Intersegment revenue	7,142	—	145	7,287	(7,287)	—
Operating income	126,204	12,889	20,176	159,269	(20,203)	139,066
Depreciation and amortization	26,951	1,771	6,035	34,757	200	34,957

Year Ended March 31, 2022
(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$413,207	$97,296	$115,932	$626,435	$—	$626,435
Intersegment revenue	3,280	—	110	3,390	(3,390)	—
Operating income	96,115	11,101	9,007	116,223	(18,843)	97,380
Depreciation and amortization	27,879	2,063	6,016	35,958	450	36,408

Year Ended March 31, 2021
(in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$245,232	$95,672	$78,301	$419,205	$—	$419,205
Intersegment revenue	296	—	64	360	(360)	—
Operating income	59,007	14,066	581	73,654	(14,434)	59,220
Depreciation and amortization	14,415	2,014	5,744	22,173	545	22,718

TOTAL ASSETS
(Amounts in thousands)	Contractor Solutions	Engineered Building Solutions	Specialized Reliability Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
March 31, 2023	$823,750	$71,429	$136,248	$1,031,427	$12,026	$1,043,453
March 31, 2022	782,267	74,397	126,380	983,044	12,316	995,360
March 31, 2021	687,508	67,281	111,493	866,282	13,240	879,522

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information – We attribute revenues to different geographic areas based on the destination of the product or service delivery. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes. No individual country, except for the U.S., accounted for more than 10% of consolidated net revenues or total long-lived assets.

Revenues and long-lived assets by geographic area are as follows (in thousands, except percent data):

	Year Ended March 31,
	2023		2022		2021
U.S.	$678,126	89.5%	$559,296	89.3%	$367,169	87.6%
Non-U.S. (a)	79,778	10.5%	67,139	10.7%	52,036	12.4%
Revenues, net	$757,904	100.0%	$626,435	100.0%	$419,205	100.0%
(a) No individual country within this group represents 10% or more of consolidated totals for any period presented.

	Year Ended March 31,
	2023		2022		2021
U.S.	$679,731	94.4%	$651,477	93.7%	$617,258	93.5%
Non-U.S.	40,665	5.6%	43,736	6.3%	43,146	6.5%
Long-lived assets (a)	$720,396	100.0%	$695,213	100.0%	$660,404	100.0%
(a) Long-lived assets consist primarily of property, plant and equipment, intangible assets, goodwill and other assets.

Major customer information – We have a large number of customers across our locations and we do not have sales to any individual customer that represented 10% or more of consolidated net revenues for any of the fiscal years presented.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2023, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023 as required by Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of March 31, 2023, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of March 31, 2023, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2023, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2023, and our report dated May 25, 2023 expressed an unqualified opinion on those financial statements.

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
May 25, 2023

ITEM 9B: OTHER INFORMATION

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2023.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2023.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2023.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2023.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2023.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	42
CSW Industrials, Inc. Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2023 and 2022	44
For each of the three years in the period ended March 31, 2023:
Consolidated Statements of Operations	45
Consolidated Statements of Comprehensive Income	46
Consolidated Statements of Equity	47
Consolidated Statements of Cash Flows	48
Notes to Consolidated Financial Statements	49
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

Date: May 25, 2023	CSW INDUSTRIALS, INC.

	By:	/s/ Joseph B. Armes
Joseph B. Armes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph B. Armes	Chief Executive Officer	May 25, 2023
Joseph B. Armes	(Principal Executive Officer)

/s/ James E. Perry	Chief Financial Officer	May 25, 2023
James E. Perry	(Principal Financial and Accounting Officer)

/s/ Michael R. Gambrell	Director	May 25, 2023
Michael R. Gambrell

/s/ Bobby Griffin	Director	May 25, 2023
Bobby Griffin

/s/ Terry L. Johnston	Director	May 25, 2023
Terry L. Johnston

/s/ Linda A. Livingstone	Director	May 25, 2023
Linda A. Livingstone, Ph.D.

/s/ Anne B. Motsenbocker	Director	May 25, 2023
Anne B. Motsenbocker

/s/ Robert M. Swartz	Director	May 25, 2023
Robert M. Swartz

/s/ J. Kent Sweezey	Director	May 25, 2023
J. Kent Sweezey