Form 10-Q
period 2023-06-30
CSW INDUSTRIALS, INC.
filed 2023-08-03
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 31, 2023, there were 15,544,050 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands, except per share amounts)	2023	2022
Revenues, net	$203,360	$199,934
Cost of revenues	(111,193)	(113,509)
Gross profit	92,167	86,425
Selling, general and administrative expenses	(46,961)	(45,552)
Operating income	45,206	40,873
Interest expense, net	(4,009)	(1,784)
Other income, net	314	169
Income before income taxes	41,511	39,258
Provision for income taxes	(10,455)	(9,620)
Net income	31,056	29,638
Less: Income attributable to redeemable noncontrolling interest	(445)	(195)
Net income attributable to CSW Industrials, Inc.	$30,611	$29,443

Net income per share attributable to CSW Industrials, Inc.
Basic	$1.97	$1.88
Diluted	$1.97	$1.88

Weighted average number of shares outstanding:
Basic	15,520	15,643
Diluted	15,547	15,652

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2023	2022
Net income	$31,056	$29,638
Other comprehensive income (loss):
Foreign currency translation adjustments	514	(2,278)
Cash flow hedging activity, net of taxes of $(394) and $(67), respectively	1,481	253
Pension and other postretirement effects, net of taxes of $0 and $(1), respectively	1	3
Other comprehensive gain (loss)	1,996	(2,022)
Comprehensive income	$33,052	$27,616
Less: Comprehensive income attributable to redeemable noncontrolling interest	(445)	(195)
Comprehensive income attributable to CSW Industrials, Inc.	$32,607	$27,421

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except for per share amounts)	June 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$14,788	$18,455
Accounts receivable, net of allowance for expected credit losses of $1,422 and $1,365, respectively	127,075	122,753
Inventories, net	157,042	161,569
Prepaid expenses and other current assets	19,775	20,279
Total current assets	318,680	323,056
Property, plant and equipment, net of accumulated depreciation of $95,736 and $92,703, respectively	89,392	88,235
Goodwill	243,162	242,740
Intangible assets, net	313,355	318,903
Other assets	68,510	70,519
Total assets	$1,033,099	$1,043,453

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$46,252	$40,651
Accrued and other current liabilities	60,193	67,388
Total current liabilities	106,445	108,039
Long-term debt	210,000	253,000
Retirement benefits payable	1,148	1,158
Other long-term liabilities	136,503	137,117
Total liabilities	454,096	499,314
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	18,909	18,464
Equity:
Common shares, $0.01 par value	163	163
Shares authorized – 50,000
Shares issued – 16,431 and 16,378, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	128,451	123,336
Treasury shares, at cost (887 and 902 shares, respectively)	(83,072)	(82,734)
Retained earnings	520,965	493,319
Accumulated other comprehensive loss	(6,413)	(8,409)
Total equity	560,094	525,675
Total liabilities, redeemable noncontrolling interest and equity	$1,033,099	$1,043,453

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2023	$163	$(82,734)	$123,336	$493,319	$(8,409)	$525,675
Share-based compensation	—	—	2,805	—	—	2,805
Stock activity under stock plans	—	(2,864)	—	—	—	(2,864)
Reissuance of treasury shares	—	2,526	2,292	—	—	4,818
Net income	—	—	—	30,611	—	30,611
Dividends	—	—	18	(2,965)	—	(2,947)
Other comprehensive income, net of tax	—	—	—	—	1,996	1,996
Balance at June 30, 2023	$163	$(83,072)	$128,451	$520,965	$(6,413)	$560,094

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2022	$162	$(46,448)	$112,924	$407,522	$(5,074)	$469,086
Share-based compensation	—	—	2,284	—	—	2,284
Stock activity under stock plans	—	(2,002)	—	—	—	(2,002)
Reissuance of treasury shares	—	2,016	1,075	—	—	3,091
Repurchase of common shares	—	(30,491)	—	—	—	(30,491)
Net income	—	—	—	29,443	—	29,443
Dividends	—	—	22	(2,691)	—	(2,669)
Other comprehensive income, net of tax	—	—	—	—	(2,022)	(2,022)
Balance at June 30, 2022	$162	$(76,925)	$116,305	$434,274	$(7,096)	$466,720

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2023	2022
Cash flows from operating activities:
Net income	$31,056	$29,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,239	3,273
Amortization of intangible and other assets	5,868	5,340
Provision for inventory reserves	2,509	1,667
Provision for doubtful accounts	108	1,060
Share-based and other executive compensation	2,805	2,284
Net loss on disposals of property, plant and equipment	(12)	(5)
Net pension benefit	17	49
Impairment of assets	92	—
Net deferred taxes	843	310
Changes in operating assets and liabilities:
Accounts receivable	(4,319)	(21,044)
Inventories	2,141	(15,020)
Prepaid expenses and other current assets	2,443	458
Other assets	(788)	81
Accounts payable and other current liabilities	3,233	8,426
Retirement benefits payable and other liabilities	1,022	296
Net cash provided by operating activities	50,257	16,813
Cash flows from investing activities:
Capital expenditures	(4,971)	(2,015)
Proceeds from sale of assets	12	20
Cash paid for acquisitions	(112)	(2,000)
Net cash used in investing activities	(5,071)	(3,995)
Cash flows from financing activities:
Borrowings on line of credit	15,432	34,797
Repayments of line of credit and term loan	(58,432)	(13,937)
Purchase of treasury shares	(2,864)	(31,398)
Dividends	(2,947)	(2,670)
Net cash used in financing activities	(48,811)	(13,208)
Effect of exchange rate changes on cash and equivalents	(42)	(710)
Net change in cash and cash equivalents	(3,667)	(1,100)
Cash and cash equivalents, beginning of period	18,455	16,619
Cash and cash equivalents, end of period	$14,788	$15,519

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, general industrial, energy, rail transportation and mining. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

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

We continue to assess and proactively manage the impacts of COVID-19 on all aspects of our business and geographies, including with respect to our employees, customers and communities and supply chain. During the three months ended June 30, 2023, the COVID-19 pandemic had no direct or indirect material impact on our consolidated operating results. While the Federal COVID-19 Public Health Emergency Declaration expired on May 11, 2023, the extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition will depend on future developments, which are uncertain and cannot be predicted.

We continue to monitor the Russian invasion of Ukraine and its global impact. We have no operations, employees or assets in Russia, Belarus or Ukraine, nor do we source goods or services of any material amount from those countries, whether directly or indirectly. Since shortly after the Russian invasion of Ukraine began in February 2022, we have had no commercial activities including sales in Russia, Belarus or Ukraine. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity ("VIE") for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of June 30, 2023, and the results of operations for the three-month period ended June 30, 2023 and 2022. All adjustments are of a normal, recurring nature.

The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CSWI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “Annual Report”).

Accounting Policies

We have consistently applied the accounting policies described in our Annual Report in preparing these condensed consolidated financial statements.

Accounting Developments

There were not any recently adopted or newly issued accounting pronouncements for the three months ended June 30, 2023, that have had, or are expected to have, a material impact on our consolidated financial statements and disclosures.

2. ACQUISITIONS

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

The CG and ACG acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805 ("Topic 805"). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $1.8 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R and plumbing offerings and provide a meaningful value proposition to our end use customers. The preliminary allocation of the fair value of the assets acquired included customer lists ($9.8 million), patent ($1.8 million), trademarks ($0.7 million), inventory ($3.1 million), accounts receivable ($0.9 million) and equipment ($0.3 million). Customer lists and patents are being amortized over 15 years and 10 years, respectively, while trademarks and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available as of July 8, 2022, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets, including customer lists, trademarks and patent are deductible and amortized over 15 years for income tax purposes. CG and ACG activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

The additional $3.7 million we agreed to pay a third party was accounted for as an acquisition of intellectual property and will be amortized over 15 years.

Falcon Stainless, Inc.

On October 4, 2022, we acquired 100% of the outstanding equity of Falcon Stainless, Inc. ("Falcon"), based in Temecula, California, for an aggregate purchase price of $37.1 million (including $1.0 million cash acquired), comprising cash consideration of $34.6 million and an additional payment of $2.5 million due one-year from the acquisition date assuming certain business conditions are met. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 7). Falcon products are well-known among the professional trades for supplying enhanced water flow delivery and increased customer satisfaction and supplement our Contractor Solutions segment's existing product portfolio.

The Falcon acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $17.5 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing plumbing offerings and provide a meaningful value proposition to our end use customers. The preliminary allocation of the fair value of the assets acquired comprises customer lists ($17.7 million), trademarks ($4.7 million), accounts receivable ($1.4 million), cash ($1.0 million), inventory ($0.7 million), other current asset ($0.1 million) and other assets ($3.2 million), net of current liabilities (0.7 million) and other liabilities ($8.5 million). Customer lists are being amortized over 15 years, while trademarks and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available as of October 4, 2022, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are not deductible for income tax purposes. Falcon activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

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

June 30, 2023
Cash	$4,946
Accounts receivable, net	6,653
Inventories, net	4,320
Prepaid expenses and other current assets	329
Property, plant and equipment, net	13,515
Intangible assets, net	6,276
Other assets	275
Total assets	$36,314

Accounts payable	$4,955
Accrued and other current liabilities	1,546
Other long-term liabilities	190
Total liabilities	$6,691

During the three months ended June 30, 2023, the Whitmore JV generated net income of $0.9 million.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member during the month of July 2024 and every two years afterwards. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the three-month period ended June 30, 2023 were as follows (in thousands):

Balance at March 31, 2023	$18,464
Net income attributable to redeemable noncontrolling interest	445
Balance at June 30, 2023	$18,909

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2023	March 31, 2023
Raw materials and supplies	$48,904	$48,300
Work in process	5,168	5,250
Finished goods	110,096	113,104
Total inventories	164,168	166,654
Less: Obsolescence reserve	(7,126)	(5,085)
Inventories, net	$157,042	$161,569

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of June 30, 2023 and March 31, 2023 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at March 31, 2023	$209,160	$9,278	$24,302	$242,740
Falcon acquisition	81	—	—	81
CG and ACG acquisitions	107	—	—	107
Currency translation	(45)	100	179	234
Balance at June 30, 2023	$209,303	$9,378	$24,481	$243,162

The following table provides information about our intangible assets (in thousands, except years):

		June 30, 2023		March 31, 2023
	Weighted Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$13,609	$(8,727)	$13,608	$(8,546)
Customer lists and amortized trademarks	14	324,728	(87,364)	324,472	(81,901)
Non-compete agreements	5	950	(316)	950	(272)
Other	11	6,377	(2,363)	6,377	(2,235)
		$345,664	$(98,770)	$345,407	$(92,954)
Trade names and trademarks not being amortized:		$66,461	$—	$66,450	$—

Amortization expenses for the three months ended June 30, 2023 and 2022 were $5.7 million and $5.2 million, respectively. The following table shows the estimated future amortization for intangible assets, as of June 30, 2023, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2024	$16,845
2025	21,525
2026	21,158
2027	20,363
2028	19,982
Thereafter	147,021
Total	$246,894

6. SHARE-BASED COMPENSATION

Refer to Note 5 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of June 30, 2023, 369,414 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Share-based compensation expense	$2,805	$2,284
Related income tax benefit	(701)	(571)
Net share-based compensation expense	$2,104	$1,713

Restricted share activity was as follows:

	Three Months Ended June 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2023:	232,051	$138.14
Granted	52,673	199.61
Vested	(54,065)	73.44
Canceled	(541)	116.68
Outstanding at June 30, 2023	230,118	$154.77

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of June 30, 2023 and 2022 included 98,029 and 100,082 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 29,120 and 21,087 awards with performance-based vesting provisions during the three months ended June 30, 2023 and 2022, respectively, with a vesting range of 0%-200%.

At June 30, 2023, we had unrecognized compensation cost related to unvested restricted shares of $22.3 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.6 years. The total fair value of restricted shares granted during the three months ended June 30, 2023 and 2022 was $5.8 million and $3.4 million, respectively. The total fair value of restricted shares vested during the three months ended June 30, 2023 and 2022 was $7.5 million and $5.2 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	June 30, 2023	March 31, 2023
Revolving Credit Facility, interest rate of 6.72% and 6.21% (a)	$210,000	$253,000
Less: Current portion	—	—
Long-term debt	$210,000	$253,000
(a) Represents the interest rate effective on June 30, 2023, and March 31, 2023, respectively, excluding the impact from the interest rate swap.

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, prior to May 2021, we maintained a five-year, $300.0 million revolving credit facility agreement (the "First Credit Agreement"), which was scheduled to mature on September 15, 2022. On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), which replaced the First Credit Agreement and provides for a $400.0 million revolving credit facility that contains a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans, with an additional $150 million accordion feature. The Second Credit Agreement is scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in underwriting fees, which are being amortized over the life of the Second Credit Agreement. Borrowings under the Second Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or LIBOR plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Company and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

On December 15, 2022, the Company entered into an Incremental Assumption Agreement No. 1 and Amendment No. 2 to the Second Credit Agreement (the “Second Amendment”) to utilize a portion of the accordion feature, thus increasing the commitment from $400.0 million to $500.0 million, and concurrently reduced the available incremental accordion by a corresponding amount (the term "Revolving Credit Facility" as used throughout this document refers to the First Credit Agreement, the Second Credit Agreement and the Second Amendment, as applicable). The Second Amendment also replaced the LIBOR Rate with individualized metrics based on the specific denomination of borrowings, including a metric based on Term SOFR (as defined in the Second Credit Agreement) for borrowings denominated in U.S. Dollars. The Company incurred a total of $0.3 million in underwriting fees, which are being amortized over the remaining term of the Second Credit Agreement.

During the three months ended June 30, 2023, we borrowed $15.4 million and repaid $58.4 million under the Revolving Credit Facility. As of June 30, 2023 and March 31, 2023, we had $210.0 million and $253.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the Revolving Credit Facility of $290.0 million and $247.0 million, respectively. The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement. The Second Credit Agreement also requires the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of June 30, 2023.

Interest payments on the first $100.0 million borrowing under the Revolving Credit Facility are hedged under an interest rate swap agreement as described in Note 9.

Whitmore Term Loan

Prior to January 20, 2023, Whitmore maintained a secured term loan (the "Whitmore Term Loan") related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan required payments of $0.1 million each quarter.  Borrowings under this term loan bore interest at a rate of one month LIBOR plus 2.0%.  On January 20, 2023, the Whitmore Term Loan was paid off using borrowings under our existing Revolving Credit Facility discussed above. As such, as of June 30, 2023 and March 31, 2023, there were no outstanding principal amounts under the Whitmore Term Loan.

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

	Three Months Ended June 30,
(in thousands)	2023	2022
Components of Operating Lease Expenses
Operating lease expense (a)	$2,719	$2,638
Short-term lease expense	192	238
Total operating lease expense	$2,911	$2,876
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	June 30, 2023	March 31, 2023
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$58,418	$59,815

Short-term lease liabilities (c)	$9,924	$9,784
Long-term lease liabilities (c)	54,056	55,590
Total operating lease liabilities	$63,980	$65,374
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Three Months Ended June 30,
(in thousands)	2023	2022
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$2,789	$2,708
Right-of-use assets obtained in exchange for new operating lease obligations	1,000	1,868
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	6.82	7.67
Weighted average discount rate	2.3%	2.2%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2024 (excluding the three months ended June 30, 2023)	$8,468
2025	11,150
2026	10,811
2027	10,557
2028	9,264
Thereafter	18,882
Total lease liabilities	69,132
Less: Imputed interest	(5,152)
Present value of lease liabilities	$63,980

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. All interest rate swaps are highly effective.

Prior to January 9, 2023, we had an interest rate swap entered to hedge our exposure to variability in cash flows from interest payments on our Whitmore Term Loan. On January 9, 2023, this interest rate swap was terminated when the loan was paid off and resulted in a cash receipt of $0.2 million.

On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility. This interest rate swap fixes the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our Revolving Credit Facility and will expire May 18, 2026. As of June 30, 2023 and March 31, 2023, we had $100.0 million and $100.0 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties.

The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	June 30, 2023	March 31, 2023
Current derivative asset	$1,472	$877
Non-current derivative asset	260	—
Non-current derivative liabilities	—	1,021

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three months ended June 30, 2023 and 2022 (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2023	2022
Net income	$31,056	$29,638
Less: Net income attributable to redeemable noncontrolling interest	(445)	(195)
Net income attributable to CSW Industrials, Inc. shareholders	$30,611	$29,443

Weighted average shares:
Common stock	15,410	15,541
Participating securities	110	102
Denominator for basic earnings per common share	15,520	15,643
Potentially dilutive securities	27	9
Denominator for diluted earnings per common share	15,547	15,652

Net income per share attributable to CSW Industrials, Inc. shareholders:
Basic	$1.97	$1.88
Diluted	$1.97	$1.88

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

As of June 30, 2023, no shares have been repurchased under the current $100.0 million repurchase program. Under the prior $100.0 million repurchase program, no shares were repurchased during the three months ended June 30, 2023 and 287,990 shares were repurchased during the three months ended June 30, 2022 for $30.5 million.

Dividends

On April 14, 2022, we announced a quarterly dividend increase to $0.17 per share. On April 14, 2023, we announced another quarterly dividend increase to $0.19 per share. Total dividends of $2.9 million and $2.7 million were paid during the three months ended June 30, 2023 and 2022, respectively.

On July 14, 2023, we announced a quarterly dividend of $0.19 per share payable on August 11, 2023 to shareholders of record as of July 28, 2023. Any future dividends at the existing $0.19 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at variable rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values as of June 30, 2023 and March 31, 2023 due to their short-term nature.

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

14. INCOME TAXES

For the three months ended June 30, 2023, we earned $41.5 million from operations before taxes and provided for income taxes of $10.5 million, resulting in an effective tax rate of 25.2%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2023 primarily due to state income tax (net of federal benefit), executive compensation limitations, stock-based compensation deferred tax asset ("DTA") write-offs, and provision for global intangible low-taxed income ("GILTI"); offset by excess tax deductions related to Foreign-derived intangible income ("FDII"), non-controlling interest, foreign tax credits and R&D credits.

In connection with the TRUaire acquisition that closed in December 2020, the Company recognized an uncertain tax position ("UTP") of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the purchase agreement, the seller provided a contractual indemnification to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years and we recognized a tax indemnification asset of $12.5 million. This tax indemnification asset will either be settled or expire by December 2023. During the three months ended March 31, 2021, as a result of the audit closure of a pre-acquisition tax period for TRUaire, $5.0 million of the tax indemnification asset was released along with the relevant UTP of $5.3 million. During the three months ended December 31, 2022, TRUaire's Vietnam entity concluded its audit for the tax periods from January 1, 2019 to March 31, 2022 and received an audit closing letter from the tax authority. As a result, $1.5 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released and recorded as an income tax benefit for the three months ended December 31, 2022. The remaining UTP accrual will be released upon the closure of the tax statutes. As of June 30, 2023, $7.5 million of the tax indemnification asset remains outstanding and is reported in our condensed consolidated balance sheets in prepaid expenses and other current assets.

In connection with the Falcon acquisition that closed in July 2022, the Company recognized a UTP of $3.1 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the purchase agreement, the sellers provided a contractual indemnification to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, and we recognized an initial tax indemnification asset of $3.1 million through purchase accounting, which will increase as additional interest and penalties on UTPs are accrued. This tax indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. As of June 30, 2023, the UTP and the offsetting tax indemnification asset were $3.4 million, and $1.1 million of the UTP and the related tax indemnification asset are expected to expire in October 2023, upon the closure of the tax statutes. As of June 30, 2023, $1.1 million of the tax indemnification assets is reported in our condensed consolidated balance sheets in prepaid expenses and other current assets.

For the three months ended June 30, 2022, we earned $39.3 million from operations before taxes and provided for income taxes of $9.6 million, resulting in an effective tax rate of 24.5%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2022 primarily due to state income tax (net of federal benefit), executive compensation limitations, provision for global intangible low-taxed income ("GILTI") and an increase in the reserves for uncertain tax provisions; offset by excess tax deductions related to Foreign-derived intangible income ("FDII"), excess tax deductions related to stock compensation, foreign tax credits and impact of noncontrolling interest ("NCI").

One of our Canadian subsidiaries received proposed assessments resulting from audits by the taxing authority for tax years 2017-2020, and we have included the impact of the proposed assessments in the income tax expense for the three months ended June 30, 2023.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended June 30,
	2023	2022
Currency translation adjustments:
Balance at beginning of period	$(8,190)	$(4,438)
Adjustments for foreign currency translation	514	(2,278)
Balance at end of period	$(7,676)	$(6,716)

Interest rate swaps:
Balance at beginning of period	$(114)	$(270)
Unrealized gains, net of taxes of $(459) and $(56), respectively (a)	1,728	212
Reclassification of losses (gains) included in interest expense, net of taxes of $66 and $(11), respectively	(247)	41
Other comprehensive income	1,481	253
Balance at end of period	$1,367	$(17)

Defined benefit plans:
Balance at beginning of period	$(105)	$(366)
Amortization of net losses, net of taxes of $0 and $(1), respectively (b)	1	3
Balance at end of period	$(104)	$(363)

(a) Unrealized gain (loss) is reclassified to earnings as underlying cash interest payments are made. We expect to recognize a gain of $1.2 million, net of deferred taxes, over the next twelve months related to the designated cash flow hedge based on its fair value at June 30, 2023.

(b) Amortization of actuarial gains (losses) out of accumulated comprehensive loss are included in the computation of net periodic pension expense.

16. REVENUE RECOGNITION

Refer to Note 19 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2023
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$23,938	$23,938
Book-and-ship	138,105	37,668	3,649	179,422
Net revenues	$138,105	$37,668	$27,587	$203,360

	Three Months Ended June 30, 2022
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$25,022	$25,022
Book-and-ship	135,719	35,701	3,492	174,912
Net revenues	$135,719	$35,701	$28,514	$199,934

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2023:	$637
Revenue recognized during the period	(448)
New contracts and revenue added to existing contracts during the period	385
Balance at June 30, 2023	$574

17. SEGMENTS

As discussed in Note 20 to our consolidated financial statements in our Annual Report, we conduct our operations through three reportable segments:
•Contractor Solutions
•Specialized Reliability Solutions
•Engineered Building Solutions

The following is a summary of the financial information of our reporting segments reconciled to the amounts reported in the consolidated financial statements (in thousands).

Three Months Ended June 30, 2023:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$138,105	$37,668	$27,587	$203,360	$—	$203,360
Intersegment revenue	1,849	43	—	1,892	(1,892)	—
Operating income	39,667	6,966	4,260	50,893	(5,687)	45,206

Three Months Ended June 30, 2022:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$135,719	$35,701	$28,514	$199,934	$—	$199,934
Intersegment revenue	1,909	35	—	1,944	(1,944)	—
Operating income	36,289	5,097	4,415	45,801	(4,928)	40,873

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our operations financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2023 included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.

Overview

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, general industrial, energy, rail transportation and mining. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

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

We continue to assess and proactively manage the impacts of COVID-19 on all aspects of our business and geographies, including with respect to our employees, customers and communities and supply chain. During the three months ended June 30, 2023, the COVID-19 pandemic had no direct or indirect material impact on our consolidated operating results. While the Federal COVID-19 Public Health Emergency Declaration expired on May 11, 2023, the extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition will depend on future developments, which are uncertain and cannot be predicted.

We continue to monitor the Russian invasion of Ukraine and its global impact. We have no operations, employees or assets in Russia, Belarus or Ukraine, nor do we source goods or services of any material amount from those countries, whether directly or indirectly. Since shortly after the Russian invasion of Ukraine began in February 2022, we have had no commercial activities including sales in Russia, Belarus or Ukraine. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

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

All acquisitions are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report. Falcon Stainless, Inc. ("Falcon") activity has been included in our results within our Contractor Solutions segment since the October 4, 2022 acquisition date. Cover Guard, Inc. (“CG”) and AC Guard, Inc. ("ACG") activities have been included in our results within our Contractor Solutions segment since the July 8, 2022 acquisition date.

Revenues, net

	Three Months Ended June 30,
(Amounts in thousands)	2023	2022
Revenues, net	$203,360	$199,934

Net revenues for the three months ended June 30, 2023 increased $3.4 million, or 1.7%, as compared with the three months ended June 30, 2022. The increase was primarily due to the acquisitions of CG, ACG and Falcon ($5.1 million or 2.5%). Excluding the impact of the acquisitions, organic sales decreased $1.7 million, or 0.8%, from the prior year period, driven by lower volumes that were mostly offset by pricing actions. Net revenue increased in the energy, plumbing and mining end markets and decreased in the rail transportation, HVAC/R, general industrial and architecturally-specified building product end markets.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2023	2022
Gross profit	$92,167	$86,425
Gross profit margin	45.3%	43.2%

Gross profit for the three months ended June 30, 2023 increased $5.7 million, or 6.6%, as compared with the three months ended June 30, 2022. The increase was primarily a result of the acquisitions of CG, ACG and Falcon and pricing actions, in addition to ocean and domestic freight expense reduction. Gross profit margin of 45.3% for the three months ended June 30, 2023 increased as compared to 43.2% for the three months ended June 30, 2022. The increase was driven by pricing actions and reduced ocean and domestic freight expenses as compared to the prior year period.

Operating Expenses

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2023	2022
Operating expenses	$46,961	$45,552
Operating expenses as a percentage of revenues, net	23.1%	22.8%

Operating expenses for the three months ended June 30, 2023 increased $1.4 million, or 3.1%, as compared with the three months ended June 30, 2022. The increase was primarily due to increased employee compensation expenses including equity compensation, as well as increased amortization of intangible assets as a result of recent acquisitions. The increase in operating expenses as a percentage of revenues was attributable to revenue increasing by a smaller percentage than the increase in operating expenses.

Operating Income

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2023	2022
Operating income	$45,206	$40,873
Operating margin	22.2%	20.4%

Operating income for the three months ended June 30, 2023 increased $4.3 million, or 10.6%, as compared with the three months ended June 30, 2022, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $4.0 million for the three months ended June 30, 2023 increased $2.2 million as compared to the three months ended June 30, 2022. The increase in the three months ended June 30, 2023 was due to higher interest rates, partially offset by reduced borrowing under our Revolving Credit Facility as a result of strong operating cash flows generated during the three months ended June 30, 2023.

Other income, net increased $0.1 million to net income of $0.3 million for the three months ended June 30, 2023 as compared with net income of $0.2 million for the three months ended June 30, 2022.

Provision for Income Taxes and Effective Tax Rate

For the three months ended June 30, 2023, we earned $41.5 million from operations before taxes and provided for income taxes of $10.5 million, resulting in an effective tax rate of 25.2%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2023 primarily due to state income tax (net of federal benefit), executive compensation limitations, stock-based compensation DTA write-offs, and provision for global intangible low-taxed income ("GILTI"); offset by excess tax deductions related to Foreign-derived intangible income ("FDII"), non-controlling interest, foreign tax credits and R&D credits.

In connection with the TRUaire acquisition that closed in December 2020, the Company recognized an uncertain tax position ("UTP") of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the purchase agreement, the seller provided a contractual indemnification to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years and we recognized a tax indemnification asset of $12.5 million. This tax indemnification asset will either be settled or expire by December 2023. During the three months ended March 31, 2021, as a result of the audit closure of a pre-acquisition tax period for TRUaire, $5.0 million of the tax indemnification asset was released along with the relevant UTP of $5.3 million. During the three months ended December 31, 2022, TRUaire's Vietnam entity concluded its audit for the tax periods from January 1, 2019 to March 31, 2022 and received an audit closing letter from the tax authority. As a result, $1.5 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released and recorded as an income tax benefit for the three months ended December 31, 2022. The remaining UTP accrual will be released upon the closure of the tax statutes. As of June 30, 2023, $7.5 million of the tax indemnification asset remains outstanding and is reported in our condensed consolidated balance sheets in prepaid expenses and other current assets.

In connection with the Falcon acquisition that closed in July 2022, the Company recognized a UTP of $3.1 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the purchase agreement, the sellers provided a contractual indemnification to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, and we recognized an initial tax indemnification asset of $3.1 million through purchase accounting, which will increase as additional interest and penalties on UTPs are accrued. This tax indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. As of June 30, 2023, the UTP and the offsetting tax indemnification asset were $3.4 million, and $1.1 million of the UTP and the related tax indemnification asset are expected to expire in October 2023, upon the closure of the tax statutes. As of June 30, 2023, $1.1 million of the tax indemnification assets is reported in our condensed consolidated balance sheets in prepaid expenses and other current assets.

For the three months ended June 30, 2022, we earned $39.3 million from operations before taxes and provided for income taxes of $9.6 million, resulting in an effective tax rate of 24.5%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2022 primarily due to state income tax (net of federal benefit), executive compensation limitations, provision for global intangible low-taxed income ("GILTI") and an increase in the reserves for uncertain tax provisions; offset by excess tax deductions related to Foreign-derived intangible income ("FDII"), excess tax deductions related to stock compensation, foreign tax credits and impact of noncontrolling Interest ("NCI").

One of our Canadian subsidiaries received proposed assessments resulting from audits by the taxing authority for tax years 2017-2020, and we have included the impact of the proposed assessments in the income tax expense for the three months ended June 30, 2023.

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

	Three Months Ended June 30,
(Amounts in thousands)	2023	2022
Revenues, net	$139,954	$137,628
Operating income	39,667	36,289
Operating margin	28.3%	26.4%

Net revenues for the three months ended June 30, 2023 increased $2.3 million, or 1.7%, as compared with the three months ended June 30, 2022. The increase was due to the acquisitions of CG, ACG and Falcon ($5.1 million or 3.7%). Excluding the impact of the acquisitions, organic sales decreased by $2.8 million, or 2.0%, due to a decrease in unit volumes that was partially offset by pricing actions. Net revenue increased in the plumbing and architecturally-specified building products end markets and decreased in the HVAC/R end market.

Operating income for the three months ended June 30, 2023 increased $3.4 million, or 9.3%, as compared with the three months ended June 30, 2022. The increase was due to the inclusion of the CG, ACG and Falcon acquisitions, as well as a reduction in ocean and domestic freight expenses that improved margins as compared to the prior year period. Operating margin of 28.3% for the three months ended June 30, 2023 increased as compared to 26.4% for the three months ended June 30, 2022. This increase was due to gross margin improvement driven primarily by the aforementioned reduction in ocean and domestic freight expenses and pricing actions.

Specialized Reliability Solutions Segment Results

Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended June 30,
(Amounts in thousands)	2023	2022
Revenues, net	$37,712	$35,737
Operating income	6,966	5,097
Operating margin	18.5%	14.3%

Net revenues for the three months ended June 30, 2023 increased $2.0 million or 5.5% as compared to the three months ended June 30, 2022. The increase was primarily due to pricing actions. Net revenue increased in the energy and mining end markets and decreased in the rail transportation and general industrial end markets.

Operating income for the three months ended June 30, 2023 increased $1.9 million, or 36.7%, as compared with the three months ended June 30, 2022. The increase was due to increased net revenue, partially offset by increased operating expenses. Operating margin of 18.5% for the three months ended June 30, 2023 increased as compared to 14.3% for the three months ended June 30, 2022. This increase was primarily due to gross margin improvement as a result of pricing actions, as well as reduced operating expense as a percentage of revenue.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended June 30,
(Amounts in thousands)	2023	2022
Revenues, net	$27,587	$28,514
Operating income	4,260	4,415
Operating margin	15.4%	15.5%

Net revenues for the three months ended June 30, 2023 decreased $0.9 million, or 3.3%, as compared with the three months ended June 30, 2022 driven by softened volumes, partially offset by pricing actions.

Operating income for the three months ended June 30, 2023 decreased $0.2 million or 3.5% as compared to the three months ended June 30, 2022. The decrease was primarily due to the decreased net revenue. Operating margin of 15.4% for the three months ended June 30, 2023 was comparable to the three months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility ("Revolver Borrowings") are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. We use our Revolver Borrowings to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, and make scheduled interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities, primarily Revolver Borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

Cash Flow Analysis

	Three Months Ended June 30,
(Amounts in thousands)	2023	2022
Net cash provided by operating activities	$50,257	$16,813
Net cash used in investing activities	(5,071)	(3,995)
Net cash used in financing activities	(48,811)	(13,208)

Our cash balance (including cash and cash equivalents) as of June 30, 2023 was $14.8 million, as compared with $18.5 million at March 31, 2023.

For the three months ended June 30, 2023, our cash provided by operating activities from operations was $50.3 million, as compared with $16.8 million for three months ended June 30, 2022.

•Working capital provided cash for the three months ended June 30, 2023 due to higher accounts payable and other current liabilities ($3.2 million), lower prepaid expenses and other current assets ($2.4 million) and lower inventories ($2.1 million), partially offset by higher accounts receivable ($4.3 million).
•Working capital used cash for the three months ended June 30, 2022 due to higher accounts receivable ($21.0 million), higher inventories ($15.0 million), partially offset by higher accounts payable and other current liabilities ($8.4 million).

Cash flows used in investing activities from operations during the three months ended June 30, 2023 were $5.1 million, as compared with $4.0 million used in investing activities for the three months ended June 30, 2022.

•Capital expenditures during the three months ended June 30, 2023 and 2022 were $5.0 million and $2.0 million, respectively. Our capital expenditures (including $1.9 million and $0.9 million during the current and prior year periods, respectively, for the Whitmore JV) have been focused on capacity expansion, new product introductions, enterprise resource planning systems, continuous improvement and automation of manufacturing facilities.
•During the three months ended June 30, 2022, the full contingent payment of $2.0 million as part of the Shoemaker acquisition was remitted to the Shoemaker sellers due to the performance obligation being met.

Cash flows used in financing activities during the three months ended June 30, 2023 and 2022 were $48.8 million and $13.2 million, respectively. Cash outflows resulted from:

•Net borrowing (repayments) on our Revolving Credit Facility and term loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) of $(43.0) million and $20.9 million during the three months ended June 30, 2023 and 2022, respectively.
•Repurchases of shares under our share repurchase program (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report) of $0 and $29.4 million during the three months ended June 30, 2023 and 2022, respectively.

•Dividend payments of $2.9 million and $2.7 million during the three months ended June 30, 2023 and 2022, respectively.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of June 30, 2023. See Note 9 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our interest rate swaps.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the three months ended June 30, 2023.

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

ACCOUNTING DEVELOPMENTS

We have presented the information about pronouncements not yet implemented in Note 1 to our condensed consolidated financial statements included in this Quarterly Report, if any.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As discussed in Note 9, the Whitmore Term Loan interest rate swap was terminated on January 9, 2023. On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility (defined in Note 7). At June 30, 2023, we had $110.0 million in unhedged variable rate indebtedness with an average interest rate of 6.7%. Starting in April 2023, each quarter point change in interest rates would result in a change of approximately $0.3 million in our interest expense on an annual basis, inclusive of the interest rate swap.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net gain of $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, which are included in other expense, net on our condensed consolidated statements of income. We realized a net gain (loss) associated with foreign currency translation of $0.5 million and $(2.3) million for the three months ended June 30, 2023 and 2022, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at June 30, 2023, a 10% change in the foreign currency exchange rates for the three months ended June 30, 2023 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
April 1 - 30	20,614	(b)	$138.93	—	$100.0
May 1 - 31	—		—	—	100.0
June 1 - 30	—		—	—	100.0
Total	20,614			—

(a) On December 16, 2022, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced a previously announced $100.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2024, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. No shares have been repurchased under the current program.

(b) Represents shares tendered by employees to satisfy minimum tax withholding amounts related to the vesting of equity awards.

Item 5. Other Information.

None.

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

CSW INDUSTRIALS, INC.

August 3, 2023	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

August 3, 2023	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)