Form 10-Q
period 2023-09-30
CSW INDUSTRIALS, INC.
filed 2023-11-02
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 30, 2023, there were 15,550,749 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30, 2023
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Revenues, net	$203,653	$191,192	$407,013	$391,126
Cost of revenues	(112,694)	(110,545)	(223,887)	(224,054)
Gross profit	90,959	80,647	183,126	167,072
Selling, general and administrative expenses	(48,966)	(45,330)	(95,927)	(90,882)
Operating income	41,993	35,317	87,199	76,190
Interest expense, net	(3,306)	(3,106)	(7,315)	(4,891)
Other income, net	1,926	40	2,240	210
Income before income taxes	40,613	32,251	82,124	71,509
Provision for income taxes	(10,431)	(7,936)	(20,885)	(17,557)
Net income	30,182	24,315	61,239	53,952
Less: (Income) Loss attributable to redeemable noncontrolling interest	(127)	16	(572)	(179)
Net income attributable to CSW Industrials, Inc.	$30,055	$24,331	$60,667	$53,773

Net income per share attributable to CSW Industrials, Inc.
Basic	$1.93	$1.58	$3.91	$3.46
Diluted	$1.93	$1.57	$3.90	$3.45

Weighted average number of shares outstanding:
Basic	15,544	15,439	15,532	15,541
Diluted	15,588	15,477	15,568	15,574

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net income	$30,182	$24,315	$61,239	$53,952
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,354)	(3,404)	(1,840)	(5,682)
Cash flow hedging activity, net of taxes of $(128), $(95), $(522) and $(162), respectively	481	356	1,962	609
Pension and other postretirement effects, net of taxes of $0, $(3), $(1) and $(3), respectively	1	10	2	13
Other comprehensive income (loss)	(1,872)	(3,038)	124	(5,060)
Comprehensive income	$28,310	$21,277	$61,363	$48,892
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interest	(127)	16	(572)	(179)
Comprehensive income attributable to CSW Industrials, Inc.	$28,183	$21,293	$60,791	$48,713

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except for per share amounts)	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$13,846	$18,455
Accounts receivable, net of allowance for expected credit losses of $767 and $1,365, respectively	126,320	122,753
Inventories, net	151,203	161,569
Prepaid expenses and other current assets	27,278	20,279
Total current assets	318,647	323,056
Property, plant and equipment, net of accumulated depreciation of $98,926 and $92,703, respectively	88,655	88,235
Goodwill	242,994	242,740
Intangible assets, net	310,145	318,903
Other assets	50,865	70,519
Total assets	$1,011,306	$1,043,453

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47,114	$40,651
Accrued and other current liabilities	65,588	67,388
Total current liabilities	112,702	108,039
Long-term debt	173,000	253,000
Retirement benefits payable	1,138	1,158
Other long-term liabilities	118,503	137,117
Total liabilities	405,343	499,314
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	19,036	18,464
Equity:
Common shares, $0.01 par value	163	163
Shares authorized – 50,000
Shares issued – 16,434 and 16,378, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	131,224	123,336
Treasury shares, at cost (894 and 902 shares, respectively)	(84,219)	(82,734)
Retained earnings	548,044	493,319
Accumulated other comprehensive loss	(8,285)	(8,409)
Total equity	586,927	525,675
Total liabilities, redeemable noncontrolling interest and equity	$1,011,306	$1,043,453

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2023	$163	$(82,734)	$123,336	$493,319	$(8,409)	$525,675
Share-based compensation	—	—	2,805	—	—	2,805
Stock activity under stock plans	—	(2,864)	—	—	—	(2,864)
Reissuance of treasury shares	—	2,526	2,292	—	—	4,818
Net income	—	—	—	30,611	—	30,611
Dividends	—	—	18	(2,965)	—	(2,947)
Other comprehensive income, net of tax	—	—	—	—	1,996	1,996
Balance at June 30, 2023	$163	$(83,072)	$128,451	$520,965	$(6,413)	$560,094
Share-based compensation	—	—	2,750	—	—	2,750
Repurchase of common shares	—	(1,147)	—	—	—	(1,147)
Net income	—	—	—	30,055	—	30,055
Dividends	—	—	23	(2,976)	—	(2,953)
Other comprehensive loss, net of tax	—	—	—	—	(1,872)	(1,872)
Balance at September 30, 2023	$163	$(84,219)	$131,224	$548,044	$(8,285)	$586,927

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2022	$162	$(46,448)	$112,924	$407,522	$(5,074)	$469,086
Share-based compensation	—	—	2,284	—	—	2,284
Stock activity under stock plans	—	(2,002)	—	—	—	(2,002)
Repurchase of common shares	—	(30,491)	—	—	—	(30,491)
Reissuance of treasury shares	—	2,016	1,075	—	—	3,091
Net income	—	—	—	29,443	—	29,443
Dividends	—	—	22	(2,691)	—	(2,669)
Other comprehensive income, net of tax	—	—	—	—	(2,022)	(2,022)
Balance at June 30, 2022	$162	$(76,925)	$116,305	$434,274	$(7,096)	$466,720
Share-based compensation	—	—	2,447	—	—	2,447
Stock activity under stock plans	—	(11)	—	—	—	(11)
Repurchase of common shares	—	(5,064)	—	—	—	(5,064)
Reissuance of treasury shares	—	770	(497)	—	—	273
Net income	—	—	—	24,331	—	24,331
Dividends	—	—	18	(2,643)	—	(2,625)
Other comprehensive income, net of tax	—	—	—	—	(3,038)	(3,038)
Balance at September 30, 2022	$162	$(81,230)	$118,273	$455,962	$(10,134)	$483,033

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2023	2022
Cash flows from operating activities:
Net income	$61,239	$53,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,613	6,419
Amortization of intangible and other assets	11,730	10,917
Provision for inventory reserves	2,490	1,509
Provision for doubtful accounts	227	1,350
Share-based and other executive compensation	5,556	4,730
Loss (gain) on disposals of property, plant and equipment	(1,446)	(11)
Net pension benefit	33	52
Impairment of assets	91	—
Deferred taxes	411	(652)
Changes in operating assets and liabilities:
Accounts receivable	(3,917)	(3,180)
Inventories	7,739	(23,109)
Prepaid expenses and other current assets	(5,478)	(4,533)
Other assets	(466)	(238)
Accounts payable and other current liabilities	8,975	(939)
Retirement benefits payable and other liabilities	1,139	1,026
Net cash provided by operating activities	94,936	47,293
Cash flows from investing activities:
Capital expenditures	(7,785)	(4,516)
Proceeds from sale of assets held for investment	1,665	29
Proceeds from sale of assets	42	—
Cash paid for acquisitions	(2,623)	(21,500)
Net cash used in investing activities	(8,701)	(25,987)
Cash flows from financing activities:
Borrowings on line of credit	38,681	77,797
Repayments of line of credit and term loan	(118,681)	(61,078)
Purchase of treasury shares	(3,928)	(37,567)
Proceeds from stock option activity	—	273
Proceeds from acquisition of redeemable noncontrolling interest shareholder	—	2,000
Dividends	(5,900)	(5,293)
Net cash used in financing activities	(89,828)	(23,868)
Effect of exchange rate changes on cash and equivalents	(1,016)	(499)
Net change in cash and cash equivalents	(4,609)	(3,061)
Cash and cash equivalents, beginning of period	18,455	16,619
Cash and cash equivalents, end of period	$13,846	$13,558

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), plumbing products, grilles, registers and diffusers (“GRD”), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, general industrial, energy, rail transportation and mining. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to contractors that place a premium on superior performance and reliability. We believe our brands are well-known in the specific end markets we serve and have a reputation for high quality. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Balco®, Cover GuardTM, Deacon®, FalconTM, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®. These products are distributed through an extensive wholesale distribution network serving the HVAC/R, architecturally-specified buildings products, plumbing, general industrial, energy, rail transportation and mining end markets. Our desire to develop solutions for our contractors, combined with the differentiated nature of our niche product offerings, drives loyalty to our brands. We rely on both organic growth and inorganic growth through acquisitions to provide an increasingly broad portfolio of performance optimizing solutions that meet our customers’ ever-changing needs. We have a successful record of making attractive and synergistic acquisitions that support expansion of our broad portfolio of solutions, and we remain focused on identifying additional acquisition opportunities in our core end markets.

We continue to assess and proactively manage the impacts of COVID-19 on all aspects of our business and geographies, including with respect to our employees, customers and communities and supply chain. During the three months ended September 30, 2023, the COVID-19 pandemic had no direct or indirect material impact on our consolidated operating results. While the Federal COVID-19 Public Health Emergency Declaration expired on May 11, 2023, the extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition will depend on future developments, which are uncertain and cannot be predicted.

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

We are monitoring the Israel and the Gaza Strip conflict and its global impact. While the conflict continues to evolve and the outcome remains uncertain, we do not currently believe the Gaza Strip conflict will have a material impact on our business and results of operations.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity ("VIE") for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of September 30, 2023, and the results of operations for the six-month period ended September 30, 2023 and 2022. All adjustments are of a normal, recurring nature.

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

Accounting Developments

There were not any recently adopted or newly issued accounting pronouncements for the three months ended September 30, 2023, that have had, or are expected to have, a material impact on our consolidated financial statements and disclosures.

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

The CG and ACG acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805 ("Topic 805"). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $1.8 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R and plumbing offerings and provide a meaningful value proposition to our end use customers. The allocation of the fair value of the assets acquired included customer lists ($9.8 million), patent ($1.8 million), trademarks ($0.7 million), inventory ($3.1 million), accounts receivable ($0.9 million) and equipment ($0.3 million). Customer lists and patents are being amortized over 15 years and 10 years, respectively, while trademarks and goodwill are not being amortized.  The Company completed the analysis of the assets acquired, liabilities assurmed and the related allocation during the three months ended September 30, 2023. Goodwill and all intangible assets, including customer lists, trademarks and patent are deductible and amortized over 15 years for income tax purposes. CG and ACG activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

The additional $3.7 million we agreed to pay a third party was accounted for as an acquisition of intellectual property and is being amortized over 15 years.

Falcon Stainless, Inc.

On October 4, 2022, we acquired 100% of the outstanding equity of Falcon Stainless, Inc. ("Falcon"), based in Temecula, California, for an aggregate purchase price of $37.1 million (including $1.0 million cash acquired), comprising cash consideration of $34.6 million and an additional payment of $2.5 million due one-year from the acquisition date assuming certain business conditions are met. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 7). Falcon products are well-known among the professional trades for supplying enhanced water flow delivery and customer satisfaction and supplement our Contractor Solutions segment's existing product portfolio.

The Falcon acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $17.5 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing plumbing offerings and provide a meaningful value proposition to our end use customers. The preliminary allocation of the fair value of the assets acquired comprises customer lists ($17.7 million), trademarks ($4.7 million), accounts receivable ($1.4 million), cash ($1.0 million), inventory ($0.7 million), other current asset ($0.1 million) and other assets ($3.0 million), net of current liabilities (0.7 million) and other liabilities ($8.4 million). Customer lists are being amortized over 15 years, while trademarks and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available as of October 4, 2022, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are not deductible for income tax purposes. Falcon activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

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

September 30, 2023
Cash	$5,653
Accounts receivable, net	6,419
Inventories, net	4,123
Prepaid expenses and other current assets	218
Property, plant and equipment, net	13,642
Intangible assets, net	6,074
Other assets	245
Total assets	$36,374

Accounts payable	$4,465
Accrued and other current liabilities	1,895
Other long-term liabilities	176
Total liabilities	$6,536

During the six months ended September 30, 2023, the Whitmore JV generated net income of $1.1 million.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member during the month of July 2024 and every two years afterwards. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the six-month period ended September 30, 2023 were as follows (in thousands):

Balance at March 31, 2023	$18,464
Net income attributable to redeemable noncontrolling interest	572
Balance at September 30, 2023	$19,036

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2023	March 31, 2023
Raw materials and supplies	$47,569	$48,300
Work in process	4,956	5,250
Finished goods	105,364	113,104
Total inventories	157,889	166,654
Less: Obsolescence reserve	(6,686)	(5,085)
Inventories, net	$151,203	$161,569

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of September 30, 2023 and March 31, 2023 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at March 31, 2023	$209,160	$9,278	$24,302	$242,740
Falcon acquisition	39	—	—	39
CG and ACG acquisitions	107	—	—	107
Other acquisitions	212	—	—	212
Currency translation	(30)	(36)	(38)	(104)
Balance at September 30, 2023	$209,488	$9,242	$24,264	$242,994

The following table provides information about our intangible assets (in thousands, except years):

		September 30, 2023		March 31, 2023
	Weighted Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$15,083	$(8,895)	$13,608	$(8,546)
Customer lists and amortized trademarks	14	325,254	(92,470)	324,472	(81,901)
Non-compete agreements	5	1,000	(361)	950	(272)
Other	11	6,377	(2,491)	6,377	(2,235)
		$347,714	$(104,217)	$345,407	$(92,954)
Trade names and trademarks not being amortized:		$66,648	$—	$66,450	$—

Amortization expenses for the three and six months ended September 30, 2023 were $5.7 million and $11.3 million, respectively. Amortization expenses for the three and six months ended September 30, 2022 were $5.4 million and $10.6 million, respectively. The following table shows the estimated future amortization for intangible assets, as of September 30, 2023, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2024	$11,133
2025	21,790
2026	21,423
2027	20,628
2028	20,247
Thereafter	148,276
Total	$243,497

6. SHARE-BASED COMPENSATION

Refer to Note 5 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of September 30, 2023, 366,651 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Share-based compensation expense	$2,750	$2,447	$5,555	$4,730
Related income tax benefit	(660)	(587)	(1,333)	(1,135)
Net share-based compensation expense	$2,090	$1,860	$4,222	$3,595

Restricted share activity was as follows:

	Six Months Ended September 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2023:	232,051	$138.14
Granted	57,171	196.01
Vested	(59,573)	77.85
Canceled	(2,226)	131.29
Outstanding at September 30, 2023	227,423	$155.87

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of September 30, 2023 and 2022 included 97,667 and 100,262 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 29,120 and 21,087 awards with performance-based vesting provisions during the six months ended September 30, 2023 and 2022, respectively, with a vesting range of 0%-200%.

At September 30, 2023, we had unrecognized compensation cost related to unvested restricted shares of $20.1 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.4 years. The total fair value of restricted shares granted during the six months ended September 30, 2023 and 2022 was $6.6 million and $4.1 million, respectively. The total fair value of restricted shares vested during the six months ended September 30, 2023 and 2022 was $8.4 million and $5.4 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	September 30, 2023	March 31, 2023
Revolving Credit Facility, interest rate of 6.68% and 6.21% (a)	$173,000	$253,000
Less: Current portion	—	—
Long-term debt	$173,000	$253,000
(a) Represents the interest rate effective on September 30, 2023, and March 31, 2023, respectively, excluding the impact from the interest rate swap.

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, prior to May 2021, we maintained a five-year, $300.0 million revolving credit facility agreement (the "First Credit Agreement"), which was scheduled to mature on September 15, 2022. On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), which replaced the First Credit Agreement and provides for a $400.0 million revolving credit facility that contains a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans, with an additional $150 million accordion feature. The Second Credit Agreement is scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in underwriting fees in connection with the Second Credit Agreement, which are being amortized over the life of the Second Credit Agreement. Borrowings under the Second Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or LIBOR plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Company and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

On December 15, 2022, the Company entered into an Incremental Assumption Agreement No. 1 and Amendment No. 2 to the Second Credit Agreement (the “Second Amendment”) to utilize a portion of the accordion feature, thus increasing the commitment from $400.0 million to $500.0 million, and concurrently reduced the available incremental accordion by a corresponding amount (the term "Revolving Credit Facility" as used throughout this document refers to the First Credit Agreement, the Second Credit Agreement and the Second Amendment, as applicable). The Second Amendment also replaced the LIBOR Rate with individualized metrics based on the specific denomination of borrowings, including a metric based on Term SOFR (as defined in the Second Credit Agreement) for borrowings denominated in U.S. Dollars. The Company incurred a total of $0.2 million in underwriting fees in connection with the Second Amendment, which are being amortized over the remaining term of the Second Credit Agreement.

During the six months ended September 30, 2023, we borrowed $38.7 million and repaid $118.7 million under the Revolving Credit Facility. As of September 30, 2023 and March 31, 2023, we had $173.0 million and $253.0 million, respectively, of outstanding borrowings under the Revolving Credit Facility, which resulted in borrowing capacity under the Revolving Credit Facility of $327.0 million and $247.0 million, respectively. The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement. The Second Credit Agreement also requires the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of September 30, 2023.

Interest payments on the first $100.0 million borrowing under the Revolving Credit Facility are hedged under an interest rate swap agreement as described in Note 9.

Whitmore Term Loan

Prior to January 20, 2023, Whitmore maintained a secured term loan (the "Whitmore Term Loan") related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan required payments of $0.1 million each quarter.  Borrowings under this term loan bore interest at a rate of one month LIBOR plus 2.0%.  On January 20, 2023, the Whitmore Term Loan was paid off using borrowings under our Revolving Credit Facility discussed above. As such, as of September 30, 2023 and March 31, 2023, there were no outstanding principal amounts under the Whitmore Term Loan.

Interest payments under the Whitmore Term Loan were hedged under an interest rate swap agreement until January 9, 2023, when the interest rate swap agreement was terminated.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 24 years, some of which include escalation clauses and/or options to extend or terminate the leases. We do not currently have any financing lease arrangements.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Components of Operating Lease Expenses
Operating lease expense (a)	$2,560	$2,637	$5,279	$5,275
Short-term lease expense	144	171	335	408
Total operating lease expense	$2,704	$2,808	$5,614	$5,683
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	September 30, 2023	March 31, 2023
Operating Lease Assets and Liabilities
Right-of-use assets, net (a)	$40,697	$59,815

Short-term lease liabilities (b)	$9,959	$9,784
Long-term lease liabilities (b)	36,107	55,590
Total operating lease liabilities	$46,066	$65,374
(a) Included in other assets
(b) Included in accrued and other current liabilities and other long-term liabilities

	Six Months Ended September 30,
(in thousands)	2023	2022
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$5,605	$5,439
Right-of-use assets obtained in exchange for new operating lease obligations	1,061	2,038
Decrease in right-of-use assets and operating lease liabilities due to lease remeasurement	15,371	—
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	6.57	7.46
Weighted average discount rate	2.7%	2.2%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2024 (excluding the six months ended September 30, 2023)	$5,648
2025	9,352
2026	7,668
2027	7,311
2028	5,897
Thereafter	13,876
Total lease liabilities	49,752
Less: Imputed interest	(3,686)
Present value of lease liabilities	$46,066

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

On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility. This interest rate swap fixes the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our Revolving Credit Facility and will expire May 18, 2026. As of September 30, 2023 and March 31, 2023, we had $100.0 million and $100.0 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties.

The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	September 30, 2023	March 31, 2023
Current derivative asset	$1,550	$877
Non-current derivative asset	791	—
Non-current derivative liabilities	—	1,021

The impact of changes in fair value of the interest rate swap is included in Note 15.

Current and non-current derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other current assets and other assets, respectively. Current and non-current derivative liabilities are reported in our condensed consolidated balance sheets in accrued and other current liabilities and other liabilities, respectively.

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and six months ended September 30, 2023 and 2022 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$30,182	$24,315	$61,239	$53,952
Less: (Income) Loss attributable to redeemable noncontrolling interest	(127)	16	(572)	(179)
Net income attributable to CSW Industrials, Inc. shareholders	$30,055	$24,331	$60,667	$53,773

Weighted average shares:
Common stock	15,435	15,336	15,422	15,438
Participating securities	109	103	110	103
Denominator for basic earnings per common share	15,544	15,439	15,532	15,541
Potentially dilutive securities	44	38	36	33
Denominator for diluted earnings per common share	15,588	15,477	15,568	15,574

Net income per share attributable to CSW Industrials, Inc. shareholders:
Basic	$1.93	$1.58	$3.91	$3.46
Diluted	$1.93	$1.57	$3.90	$3.45

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

As of September 30, 2023, 6,431 shares have been repurchased under the current $100.0 million repurchase program for $1.1 million. Under the prior $100.0 million repurchase program, 335,481 shares were repurchased during the six months ended September 30, 2022 for $35.6 million.

Dividends

We commenced a quarterly dividend program in April 2019. On April 14, 2022, we announced a quarterly dividend increase to $0.17 per share. On April 14, 2023, we announced another quarterly dividend increase to $0.19 per share. Total dividends of $2.9 million and $2.6 million were paid during the three months ended September 30, 2023 and 2022, respectively. Total dividends of $5.9 million and $5.3 million were paid during the six months ended September 30, 2023 and 2022, respectively.

On October 13, 2023, we announced a quarterly dividend of $0.19 per share payable on November 10, 2023 to shareholders of record as of October 27, 2023. Any future dividends at the existing $0.19 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at variable rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values as of September 30, 2023 and March 31, 2023 due to their short-term nature.

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

14. INCOME TAXES

For the three months ended September 30, 2023, we earned $40.6 million from operations before taxes and provided for income taxes of $10.4 million, resulting in an effective tax rate of 25.7%. For the six months ended September 30, 2023, we earned $82.1 million from operations before taxes and provided for income taxes of $20.9 million resulting in an effective tax rate of 25.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2023 primarily due to state income tax (net of federal benefit), executive compensation limitations, provision for global intangible low-taxed income ("GILTI") and increase in the reserves of uncertain tax positions ("UTP"); offset by excess tax deductions related to Foreign-derived intangible income ("FDII"), non-controlling interest and excess deductions related to stock-based compensation, net of limitations.

In connection with the T.A. Industries, Inc. ("TRUaire") acquisition that closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the TRUaire acquisition agreement, the seller provided a contractual indemnification to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years and we recognized a tax indemnification asset of $12.5 million. This tax indemnification asset will either be settled or expire by December 2023. During the three months ended March 31, 2021, as a result of the audit closure of a pre-acquisition tax period for TRUaire, $5.0 million of the tax indemnification asset was released along with the relevant UTP of $5.3 million. During the three months ended December 31, 2022, TRUaire's Vietnam entity concluded its audit for the tax periods from January 1, 2019 to March 31, 2022 and received an audit closing letter from the tax authority. As a result, $1.5 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released and recorded as an income tax benefit for the three months ended December 31, 2022. The remaining UTP accrual will be released upon the closure of the tax statutes. As of September 30, 2023, $7.5 million of the tax indemnification asset is reported in our condensed consolidated balance sheets in prepaid expenses and other current assets. In December 2023, this $7.5 million asset will either be settled or expire and will be recognized as non-cash other expense on the statement of income.

In connection with the Falcon acquisition that closed in October 2022, the Company recognized a UTP of $3.0 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the Falcon acquisition agreement, the sellers provided a contractual indemnification to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, and we recognized an initial tax indemnification asset of $3.0 million through purchase accounting, which will increase as additional interest and penalties on UTPs are accrued. This tax indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. As of September 30, 2023, the UTP and the offsetting tax indemnification asset were $3.3 million, and $1.1 million of the UTP and the related tax indemnification asset are expected to expire in October 2023, upon the closure of the tax statutes. As of September 30, 2023, $1.1 million of the tax indemnification assets is reported in our condensed consolidated balance sheets in prepaid expenses and other current assets. In October 2023, this $1.1 million asset will either be settled or expire and will be recognized as non-cash other expense on the statement of income.

For the three months ended September 30, 2022, we earned $32.3 million from operations before taxes and provided for income taxes of $7.9 million, resulting in an effective tax rate of 24.6%. For the six months ended September 30, 2022, we earned $71.5 million from operations before taxes and provided for income taxes of $17.6 million, resulting in an effective tax rate of 24.6%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2022 primarily due to state income tax, net of federal benefit, executive compensation limitations, provision for GILTI and an increase in the reserves for UTP; offset by excess tax deductions related to FDII and excess tax deductions related to stock-based compensation, net of limitations.

One of our Canadian subsidiaries received proposed assessments resulting from audits by the taxing authority for tax years 2017-2020, and we have included the immaterial impact of the proposed assessments in the income tax expense for the six months ended September 30, 2023.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended September 30,
	2023	2022
Currency translation adjustments:
Balance at beginning of period	$(7,676)	$(6,716)
Adjustments for foreign currency translation	(2,354)	(3,404)
Balance at end of period	$(10,030)	$(10,120)

Interest rate swaps:
Balance at beginning of period	$1,367	$(17)
Unrealized gains, net of taxes of $(207) and $(91), respectively (a)	780	343
Reclassification of losses (gains) included in interest expense, net of taxes of $79 and $(3), respectively	(299)	13
Other comprehensive income	481	356
Balance at end of period	$1,848	$339

Defined benefit plans:
Balance at beginning of period	$(104)	$(363)
Amortization of net losses, net of taxes of $0 and $(3), respectively (b)	1	10
Balance at end of period	$(103)	$(353)

	Six Months Ended September 30,
	2023	2022
Currency translation adjustments:
Balance at beginning of period	$(8,190)	$(4,438)
Adjustments for foreign currency translation	(1,840)	(5,682)
Balance at end of period	$(10,030)	$(10,120)

Interest rate swaps:
Balance at beginning of period	$(114)	$(270)
Unrealized losses gains, net of taxes of $(667) and $(148), respectively	2,508	555
Reclassification of (gains) losses included in interest expense, net, net of taxes of $145 and $(14), respectively	(546)	54
Other comprehensive income	1,962	609
Balance at end of period	$1,848	$339

Defined benefit plans:
Balance at beginning of period	(105)	(366)
Amortization of net losses, net of taxes of $(1) and $(3), respectively (b)	$2	$13
Balance at end of period	$(103)	$(353)

(a) Unrealized gain (loss) is reclassified to earnings as underlying cash interest payments are made. We expect to recognize a gain of $1.2 million, net of deferred taxes, over the next twelve months related to the designated cash flow hedge based on its fair value at September 30, 2023.

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

16. REVENUE RECOGNITION

Refer to Note 19 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2023				Six Months Ended September 30, 2023
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$25,358	$25,358	$—	$—	$49,297	$49,297
Book-and-ship	137,853	36,589	3,853	178,295	275,958	74,257	7,501	357,716
Net revenues	$137,853	$36,589	$29,211	$203,653	$275,958	$74,257	$56,798	$407,013

	Three Months Ended September 30, 2022				Six Months Ended September 30, 2022
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$21,835	$21,835	$—	$—	$46,857	$46,857
Book-and-ship	128,487	36,860	4,010	169,357	264,206	72,561	7,502	344,269
Net revenues	$128,487	$36,860	$25,845	$191,192	$264,206	$72,561	$54,359	$391,126

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2023:	$637
Revenue recognized during the period	(544)
New contracts and revenue added to existing contracts during the period	551
Balance at September 30, 2023	$644

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

Three Months Ended September 30, 2023:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$137,853	$36,589	$29,211	$203,653	$—	$203,653
Intersegment revenue	2,049	25	—	2,074	(2,074)	—
Operating income	39,025	4,829	5,233	49,087	(7,094)	41,993

Three Months Ended September 30, 2022:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$128,487	$36,860	$25,845	$191,192	$—	$191,192
Intersegment revenue	1,817	28	—	1,845	(1,845)	—
Operating income	32,298	4,640	3,501	40,439	(5,122)	35,317

Six Months Ended September 30, 2023

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$275,958	$74,257	$56,798	$407,013	$—	$407,013
Intersegment revenue	3,898	69	—	3,967	(3,967)	—
Operating income	78,692	11,794	9,493	99,979	(12,780)	87,199

Six Months Ended September 30, 2022

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$264,206	$72,561	$54,359	$391,126	$—	$391,126
Intersegment revenue	3,726	63	—	3,789	(3,789)	—
Operating income	68,587	9,737	7,915	86,239	(10,049)	76,190

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

Overview

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), plumbing products, grilles, registers and diffusers (“GRD”), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, general industrial, energy, rail transportation and mining. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to contractors that place a premium on superior performance and reliability. We believe our brands are well-known in the specific end markets we serve and have a reputation for high quality. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Balco®, Cover GuardTM, Deacon®, FalconTM, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®. These products are distributed through an extensive wholesale distribution network serving the HVAC/R, architecturally-specified buildings products, plumbing, general industrial, energy, rail transportation and mining end markets. Our desire to develop solutions for our contractors, combined with the differentiated nature of our niche product offerings, drives loyalty to our brands. We rely on both organic growth and inorganic growth through acquisitions to provide an increasingly broad portfolio of performance optimizing solutions that meet our customers’ ever-changing needs. We have a successful record of making attractive and synergistic acquisitions that support expansion of our broad portfolio of solutions, and we remain focused on identifying additional acquisition opportunities in our core end markets.

We continue to assess and proactively manage the impacts of COVID-19 on all aspects of our business and geographies, including with respect to our employees, customers and communities and supply chain. During the three months ended September 30, 2023, the COVID-19 pandemic had no direct or indirect material impact on our consolidated operating results. While the Federal COVID-19 Public Health Emergency Declaration expired on May 11, 2023, the extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition will depend on future developments, which are uncertain and cannot be predicted.

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

We are monitoring the Israel and the Gaza Strip conflict and its global impact. While the conflict continues to evolve and the outcome remains uncertain, we do not currently believe the conflict will have a material impact on our business and results of operations.

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

Revenues, net

	Three Months Ended September 30,
(Amounts in thousands)	2023	2022
Revenues, net	$203,653	$191,192

	Six Months Ended September 30,
(Amounts in thousands)	2023	2022
Revenues, net	$407,013	$391,126

Net revenues for the three months ended September 30, 2023 increased $12.5 million, or 6.5%, as compared with the three months ended September 30, 2022. Excluding the impact of acquisitions, organic revenue increased $10.1 million, or 5.2% from the prior year period, primarily due to pricing actions and slight increase in unit volumes due to the late summer heat wave in certain portions of the U.S. Inorganic revenue increased $2.4 million, or 1.3%, due to the Falcon acquisition. Net revenue increased in the general industrial, HVAC/R, architecturally-specified building product and plumbing end markets and decreased in the energy, rail transportation and mining end markets.

Net revenues for the six months ended September 30, 2023 increased $15.9 million, or 4.1%, as compared with the six months ended September 30, 2022. Excluding the impact of acquisitions, organic revenue increased $8.4 million, or 2.2% from the prior year period, driven by pricing actions, partially offset by lower unit volumes. Inorganic revenue increased $7.5 million, or 1.9%, due to the acquisitions of CG, ACG and Falcon. Net revenue increased in the general industrial, plumbing, HVAC/R and architecturally-specified building product end markets and decreased in the rail transportation, energy and mining end markets.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2023	2022
Gross profit	$90,959	$80,647
Gross profit margin	44.7%	42.2%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2023	2022
Gross profit	$183,126	$167,072
Gross profit margin	45.0%	42.7%

Gross profit for the three months ended September 30, 2023 increased $10.3 million, or 12.8%, as compared with the three months ended September 30, 2022. The increase was primarily a result of ocean and domestic freight expense reduction, pricing actions and the Falcon acquisition. Gross profit margin of 44.7% for the three months ended September 30, 2023 increased as compared to 42.2% for the three months ended September 30, 2022. The increase was driven by pricing actions and reduced ocean and domestic freight expenses.

Gross profit for the six months ended September 30, 2023 increased $16.1 million, or 9.6%, as compared with the six months ended September 30, 2022. The increase was primarily a result of the ocean and domestic freight expense reduction, pricing actions and the acquisitions of CG, ACG and Falcon. Gross profit margin of 45.0% for the three months ended September 30, 2023 increased as compared to 42.7% for the three months ended September 30, 2022. The increase was driven by reduced ocean and domestic freight expenses as compared to the prior year period and pricing actions.

Operating Expenses

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2023	2022
Operating expenses	$48,966	$45,330
Operating expenses as a percentage of revenues, net	24.0%	23.7%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2023	2022
Operating expenses	$95,927	$90,882
Operating expenses as a percentage of revenues, net	23.6%	23.2%

Operating expenses for the three months ended September 30, 2023 increased $3.6 million, or 8.0%, as compared with the three months ended September 30, 2022. The increase was primarily due to increased expenses related to employee compensation, insurance and sales commissions driven by revenue growth. Operating expense as a percentage of revenues of 24.0% for the three months ended September 30, 2023 was comparable to the three months ended September 30, 2022.

Operating expenses for the six months ended September 30, 2023 increased $5.0 million, or 5.6%, as compared with the six months ended September 30, 2022. The increase was primarily due to increased expenses related to employee compensation, amortization of intangible assets as a result of recent acquisitions, travel, insurance and sales commissions driven by revenue growth. Operating expense as a percentage of revenues of 23.6% for the six months ended September 30, 2023 was comparable to the six months ended September 30, 2022.

Operating Income

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2023	2022
Operating income	$41,993	$35,317
Operating margin	20.6%	18.5%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2023	2022
Operating income	$87,199	$76,190
Operating margin	21.4%	19.5%

Operating income for the three months ended September 30, 2023 increased $6.7 million, or 18.9%, as compared with the three months ended September 30, 2022, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Operating income for the six months ended September 30, 2023 increased $11.0 million, or 14.5%, as compared with the six months ended September 30, 2022, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $3.3 million for the three months ended September 30, 2023 increased $0.2 million as compared to the three months ended September 30, 2022. Net interest expense of $7.3 million for the six months ended September 30, 2023 increased $2.4 million as compared to the six months ended September 30, 2022. The increase in both three and six months ended September 30, 2023 was due to higher interest rates, partially offset by reduced borrowing under our Revolving Credit Facility as a result of strong operating cash flows generated during the three and six months ended September 30, 2023 and the benefit from our current $100 million interest rate swap.

Other income, net increased $1.9 million to net income of $1.9 million for the three months ended September 30, 2023 as compared with net income of less than $0.1 million for the three months ended September 30, 2022. Other income, net increased $2.0 million to net income of $2.2 million for the six months ended September 30, 2023 as compared with net income of $0.2 million for the six months ended September 30, 2022. The increase in both three and six months ended September 30, 2023 was due to a gain of $1.4 million recognized from the sale of a property previously held for investment, in addition to gains arising from transactions in currencies other than functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended September 30, 2023, we earned $40.6 million from operations before taxes and provided for income taxes of $10.4 million, resulting in an effective tax rate of 25.7%. For the six months ended September 30, 2023, we earned $82.1 million from operations before taxes and provided for income taxes of $20.9 million resulting in an effective tax rate of 25.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2023 primarily due to state income tax (net of federal benefit), executive compensation limitations, provision for global intangible low-taxed income ("GILTI") and increase in the reserves of uncertain tax positions ("UTP"); offset by excess tax deductions related to Foreign-derived intangible income ("FDII"), non-controlling interest and excess deductions related to stock-based compensation, net of limitations.

In connection with the the T.A. Industries, Inc. ("TRUaire") cquisition that closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the TRUaire acquisition agreement, the seller provided a contractual indemnification to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years and we recognized a tax indemnification asset of $12.5 million. This tax indemnification asset will either be settled or expire by December 2023. During the three months ended March 31, 2021, as a result of the audit closure of a pre-acquisition tax period for TRUaire, $5.0 million of the tax indemnification asset was released along with the relevant UTP of $5.3 million. During the three months ended December 31, 2022, TRUaire's Vietnam entity concluded its audit for the tax periods from January 1, 2019 to March 31, 2022 and received an audit closing letter from the tax authority. As a result, $1.5 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released and recorded as an income tax benefit for the three months ended December 31, 2022.

The remaining UTP accrual will be released upon the closure of the tax statutes. As of September 30, 2023, $7.5 million of the tax indemnification asset is reported in our condensed consolidated balance sheets in prepaid expenses and other current assets. In December 2023, this $7.5 million asset will either be settled or expire and will be recognized as non-cash other expense on the statement of income.

In connection with the Falcon acquisition that closed in October 2022, the Company recognized a UTP of $3.0 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the Falcon acquisition agreement, the sellers provided a contractual indemnification to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, and we recognized an initial tax indemnification asset of $3.0 million through purchase accounting, which will increase as additional interest and penalties on UTPs are accrued. This tax indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. As of September 30, 2023, the UTP and the offsetting tax indemnification asset were $3.3 million, and $1.1 million of the UTP and the related tax indemnification asset are expected to expire in October 2023, upon the closure of the tax statutes. As of September 30, 2023, $1.1 million of the tax indemnification assets is reported in our condensed consolidated balance sheets in prepaid expenses and other current assets. In October 2023, this $1.1 million asset will either be settled or expire and will be recognized as non-cash other expense on the statement of income.

For the three months ended September 30, 2022, we earned $32.3 million from operations before taxes and provided for income taxes of $7.9 million, resulting in an effective tax rate of 24.6%. For the six months ended September 30, 2022, we earned $71.5 million from operations before taxes and provided for income taxes of $17.6 million, resulting in an effective tax rate of 24.6%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2022 primarily due to state income tax, net of federal benefit, executive compensation limitations, provision for GILTI and an increase in the reserves for UTP; offset by excess tax deductions related to FDII and excess tax deductions related to stock-based compensation, net of limitations.

One of our Canadian subsidiaries received proposed assessments resulting from audits by the taxing authority for tax years 2017-2020, and we have included the immaterial impact of the proposed assessments in the income tax expense for the six months ended September 30, 2023.

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

	Three Months Ended September 30,
(Amounts in thousands)	2023	2022
Revenues, net	$139,903	$130,303
Operating income	39,025	32,298
Operating margin	27.9%	24.8%

	Six Months Ended September 30,
(Amounts in thousands)	2023	2022
Revenues, net	$279,856	$267,932
Operating income	78,692	68,587
Operating margin	28.1%	25.6%

Net revenues for the three months ended September 30, 2023 increased $9.6 million, or 7.4%, as compared with the three months ended September 30, 2022. Excluding the impact of acquisitions, organic revenue increased $7.2 million, or 5.5%, resulting primarily from pricing actions and slight increase in unit volumes due to the late summer heat wave in certain portions of the U.S. Inorganic revenue increased $2.4 million, or 1.9%, due to the acquisition of Falcon. Net revenue increased in all end markets served, including the plumbing, HVAC/R, architecturally-specified building products and general industrial end markets.

Net revenues for the six months ended September 30, 2023 increased $11.9 million, or 4.5%, as compared with the six months ended September 30, 2022. Inorganic revenue increased $7.5 million, or 2.8%, due the the acquisitions of CG, ACG and Falcon. Excluding the impact of acquisitions, organic revenue increased $4.4 million, or 1.7%, as the impact of pricing actions offset a decrease in unit volumes. Net revenue increased in all end markets served.

Operating income for the three months ended September 30, 2023 increased $6.7 million, or 20.8%, as compared with the three months ended September 30, 2022. The increase was driven by a reduction in ocean and domestic freight expenses, pricing actions, and the inclusion of the Falcon acquisition, partially offset by an increase in operating expenses. Operating margin of 27.9% for the three months ended September 30, 2023 increased as compared to 24.8% for the three months ended September 30, 2022. This increase was due to gross margin improvement driven primarily by the aforementioned reduction in ocean and domestic freight expenses and pricing actions.

Operating income for the six months ended September 30, 2023 increased $10.1 million, or 14.7%, as compared with the six months ended September 30, 2022. The increase was due to a reduction in ocean and domestic freight expenses, pricing actions, and the inclusion of the CG, ACG and Falcon acquisitions, partially offset by an increase in operating expenses. Operating margin of 28.1% for the six months ended September 30, 2023 increased as compared to 25.6% for the six months ended September 30, 2022. This increase was due to gross margin improvement driven primarily by the aforementioned reduction in ocean and domestic freight expenses and pricing actions.

Specialized Reliability Solutions Segment Results

The Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended September 30,
(Amounts in thousands)	2023	2022
Revenues, net	$36,615	$36,887
Operating income	4,829	4,640
Operating margin	13.2%	12.6%

	Six Months Ended September 30,
(Amounts in thousands)	2023	2022
Revenues, net	$74,326	$72,624
Operating income	11,794	9,737
Operating margin	15.9%	13.4%

Net revenues of $36.6 million for the three months ended September 30, 2023 were comparable to the three months ended September 30, 2022. Net revenue increased in the general industrial end market and decreased in the energy, rail transportation, and mining end markets.

Net revenues for the six months ended September 30, 2023 increased $1.7 million or 2.3% as compared to the six months ended September 30, 2022. The increase was primarily due to pricing actions. Net revenue increased in the general industrial end market and decreased in the rail transportation, energy, and mining end markets.

Operating income for the three months ended September 30, 2023 increased $0.2 million, or 4.1%, as compared with the three months ended September 30, 2022. The increase was primarily driven by decreased operating expenses. Operating margin of 13.2% for the three months ended September 30, 2023 increased as compared to 12.6% for the three months ended September 30, 2022. This increase was primarily due to reduced operating expense as a percentage of revenue.

Operating income for the six months ended September 30, 2023 increased $2.1 million, or 21.1%, as compared with the six months ended September 30, 2022. The increase was due to increased net revenue, as well as an improvement in margin due to operational efficiencies. Operating margin of 15.9% for the six months ended September 30, 2023 increased as compared to 13.4% for the six months ended September 30, 2022. This increase was primarily due to the aforementioned gross margin improvement, as well as reduced operating expense as a percentage of revenue.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended September 30,
(Amounts in thousands)	2023	2022
Revenues, net	$29,211	$25,845
Operating income	5,233	3,501
Operating margin	17.9%	13.5%

	Six Months Ended September 30,
(Amounts in thousands)	2023	2022
Revenues, net	$56,799	$54,359
Operating income	9,493	7,915
Operating margin	16.7%	14.6%

Net revenues for the three months ended September 30, 2023 increased $3.4 million, or 13.0%, as compared with the three months ended September 30, 2022 driven primarily by projects completion timing, strengthened project bookings in recent quarters converting to revenue and pricing actions.

Net revenues for the six months ended September 30, 2023 increased $2.4 million, or 4.5%, as compared with the six months ended September 30, 2022 driven by strengthened project bookings in recent quarters converting to revenue and pricing actions.

Operating income for the three months ended September 30, 2023 increased $1.7 million or 49.5% as compared to the three months ended September 30, 2022. The increase was driven primarily by the increased net revenue. Operating margin of 17.9% for the three months ended September 30, 2023 increased as compared to 13.5% for the three months ended September 30, 2022. This increase was primarily due to gross margin improvement resulting from increased operating leverage, as well as reduced operating expense as a percentage of revenue.

Operating income for the six months ended September 30, 2023 increased $1.6 million or 19.9% as compared to the six months ended September 30, 2022. The increase was driven by increased net revenue. Operating margin of 16.7% for the six months ended September 30, 2023 increased as compared to 14.6% for the six months ended September 30, 2022. This increase was primarily due to gross margin improvement resulting from increased operating leverage, as well as reduced operating expense as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility ("Revolver Borrowings") are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. We use our Revolver Borrowings to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, and make scheduled interest payments on debt. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities, primarily in the form of Revolver Borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

Cash Flow Analysis

	Six Months Ended September 30,
(Amounts in thousands)	2023	2022
Net cash provided by operating activities	$94,936	$47,293
Net cash used in investing activities	(8,701)	(25,987)
Net cash used in financing activities	(89,828)	(23,868)

Our cash balance (including cash and cash equivalents) as of September 30, 2023 was $13.8 million, as compared with $18.5 million at March 31, 2023.

For the six months ended September 30, 2023, our cash provided by operating activities was $94.9 million, as compared with $47.3 million for six months ended September 30, 2022.

•Working capital provided cash for the six months ended September 30, 2023 due to higher accounts payable and other current liabilities ($9.0 million), lower inventories ($7.7 million) and higher other liabilities ($1.1 million), partially offset by higher prepaid expenses and other current assets ($5.5 million) and higher accounts receivable ($3.9 million).
•Working capital used cash for the six months ended September 30, 2022 due to higher inventories ($23.1 million), higher prepaid expenses and other current assets ($4.5 million), higher accounts receivable ($3.2 million) and lower accounts payable and other current liabilities ($0.9 million), partially offset by higher other liabilities ($1.0 million).

Cash flows used in investing activities during the six months ended September 30, 2023 were $8.7 million, as compared with $26.0 million used in investing activities for the six months ended September 30, 2022.

•Capital expenditures during the six months ended September 30, 2023 and 2022 were $7.8 million and $4.5 million, respectively. Our capital expenditures (including $2.1 million and $1.7 million during the current and prior year periods, respectively, for the Whitmore JV) have been focused on capacity expansion, new product introductions, continuous improvement and automation of manufacturing facilities.
•During the six months ended September 30, 2023, $1.7 million cash was received from the sale of a property previously held for investment.
•During the six months ended September 30, 2023, $2.4 million cash was paid for immaterial product line acquisitions.
•During the six months ended September 30, 2022, the full contingent consideration payment of $2.0 million as part of the Shoemaker Manufacturing, LLC ("Shoemaker") acquisition was remitted to the Shoemaker sellers due to the performance obligation being met.
•During the six months ended September 30, 2022, we acquired certain CG and ACG assets and related intellectual property for $19.5 million in cash considerations, as discussed in Note 2 to our condensed financial statements included in this Quarterly report.

Cash flows used in financing activities during the six months ended September 30, 2023 and 2022 were $89.8 million and $23.9 million, respectively. Cash outflows resulted from:

•Net (repayments) borrowings on our Revolving Credit Facility and term loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) of $(80.0) million and $16.7 million during the six months ended September 30, 2023 and 2022, respectively.
•Repurchases of shares under our share repurchase program (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report) of $1.1 million and $35.6 million during the six months ended September 30, 2023 and 2022, respectively.
•Proceeds from the redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $0 and $2.0 million during the six months ended September 30, 2023 and 2022, respectively, as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.
•Dividend payments of $5.9 million and $5.3 million during the six months ended September 30, 2023 and 2022, respectively.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of September 30, 2023. See Note 9 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our interest rate swaps.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the six months ended September 30, 2023.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As discussed in Note 9, the Whitmore Term Loan interest rate swap was terminated on January 9, 2023. On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility (defined in Note 7). At September 30, 2023, we had $73.0 million in unhedged variable rate indebtedness with an average interest rate of 6.7%. Starting in April 2023, each quarter point change in interest rates would result in a change of approximately $0.2 million in our interest expense on an annual basis, inclusive of the interest rate swap.

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

Foreign Currency Exchange Rate Risk

We conduct a small portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net gain of $0.1 million and $0.6 million for the six months ended September 30, 2023 and 2022, respectively, which are included in other expense, net on our condensed consolidated statements of income. We realized a net gain (loss) associated with foreign currency translation of $(2.4) million and $(3.4) million for the six months ended September 30, 2023 and 2022, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at September 30, 2023, a 10% change in the foreign currency exchange rates for the six months ended September 30, 2023 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
July 1 - 31	—		$—	—	$100.0
August 1 - 31	—		—	—	100.0
September 1 - 30	6,431	(a)	178.43	6,431	98.9
Total	6,431			6,431

(a) On December 16, 2022, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced a previously announced $100.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2024, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. 6,431 shares have been repurchased under the current program.

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

CSW INDUSTRIALS, INC.

November 2, 2023	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

November 2, 2023	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)