Form 10-Q
period 2023-12-31
CSW INDUSTRIALS, INC.
filed 2024-02-01
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 29, 2024, there were 15,532,472 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31, 2023
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Revenues, net	$174,967	$171,093	$581,980	$562,219
Cost of revenues	(100,986)	(105,295)	(324,873)	(329,349)
Gross profit	73,981	65,798	257,107	232,870
Selling, general and administrative expenses	(46,400)	(42,686)	(142,327)	(133,568)
Operating income	27,581	23,112	114,780	99,302
Interest expense, net	(2,765)	(4,200)	(10,080)	(9,090)
Other expense, net	(8,428)	(737)	(6,188)	(529)
Income before income taxes	16,388	18,175	98,512	89,683
Provision for income taxes	(7,083)	(2,676)	(27,968)	(20,232)
Net income	9,305	15,499	70,544	69,451
Less: (Income) Loss attributable to redeemable noncontrolling interest	(83)	100	(655)	(79)
Net income attributable to CSW Industrials, Inc.	$9,222	$15,599	$69,889	$69,372

Net income per share attributable to CSW Industrials, Inc.
Basic	$0.59	$1.01	$4.50	$4.47
Diluted	$0.59	$1.01	$4.49	$4.46

Weighted average number of shares outstanding:
Basic	15,546	15,476	15,537	15,520
Diluted	15,596	15,512	15,578	15,554

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2023	2022	2023	2022
Net income	$9,305	$15,499	$70,544	$69,451
Other comprehensive income (loss):
Foreign currency translation adjustments	1,231	1,606	(609)	(4,076)
Cash flow hedging activity, net of taxes of $414, $10, $(107) and $(152), respectively	(1,558)	(39)	404	570
Pension and other postretirement effects, net of taxes of $0, $(35), $(1) and $(39), respectively	—	133	2	146
Other comprehensive income (loss)	(327)	1,700	(203)	(3,360)
Comprehensive income	$8,978	$17,199	$70,341	$66,091
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interest	(83)	100	(655)	(79)
Comprehensive income attributable to CSW Industrials, Inc.	$8,895	$17,299	$69,686	$66,012

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except for per share amounts)	December 31, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$24,988	$18,455
Accounts receivable, net of allowance for expected credit losses of $845 and $1,365, respectively	104,522	122,753
Inventories, net	151,386	161,569
Prepaid expenses and other current assets	26,612	20,279
Total current assets	307,508	323,056
Property, plant and equipment, net of accumulated depreciation of $101,891 and $92,703, respectively	89,344	88,235
Goodwill	243,498	242,740
Intangible assets, net	304,647	318,903
Other assets	48,134	70,519
Total assets	$993,131	$1,043,453

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,421	$40,651
Accrued and other current liabilities	67,706	67,388
Total current liabilities	111,127	108,039
Long-term debt	153,000	253,000
Retirement benefits payable	1,127	1,158
Other long-term liabilities	119,686	137,117
Total liabilities	384,940	499,314
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	19,119	18,464
Equity:
Common shares, $0.01 par value	164	163
Shares authorized – 50,000
Shares issued – 16,464 and 16,378, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	134,247	123,336
Treasury shares, at cost (932 and 902 shares, respectively)	(91,016)	(82,734)
Retained earnings	554,289	493,319
Accumulated other comprehensive loss	(8,612)	(8,409)
Total equity	589,072	525,675
Total liabilities, redeemable noncontrolling interest and equity	$993,131	$1,043,453

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2023	$163	$(82,734)	$123,336	$493,319	$(8,409)	$525,675
Share-based compensation	—	—	2,805	—	—	2,805
Stock activity under stock plans	—	(2,864)	—	—	—	(2,864)
Reissuance of treasury shares	—	2,526	2,292	—	—	4,818
Net income	—	—	—	30,611	—	30,611
Dividends	—	—	18	(2,965)	—	(2,947)
Other comprehensive income, net of tax	—	—	—	—	1,996	1,996
Balance at June 30, 2023	$163	$(83,072)	$128,451	$520,965	$(6,413)	$560,094
Share-based compensation	—	—	2,750	—	—	2,750
Repurchase of common shares	—	(1,147)	—	—	—	(1,147)
Net income	—	—	—	30,055	—	30,055
Dividends	—	—	23	(2,976)	—	(2,953)
Other comprehensive loss, net of tax	—	—	—	—	(1,872)	(1,872)
Balance at September 30, 2023	$163	$(84,219)	$131,224	$548,044	$(8,285)	$586,927
Share-based compensation	—	—	3,000	—	—	3,000
Stock activity under stock plans	1	(2,098)	—	—	—	(2,097)
Repurchase of common shares	—	(4,699)	—	—	—	(4,699)
Net income	—	—	—	9,222	—	9,222
Dividends	—	—	23	(2,977)	—	(2,954)
Other comprehensive income, net of tax	—	—	—	—	(327)	(327)
Balance at December 31, 2023	$164	$(91,016)	$134,247	$554,289	$(8,612)	$589,072

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2022	$162	$(46,448)	$112,924	$407,522	$(5,074)	$469,086
Share-based compensation	—	—	2,284	—	—	2,284
Stock activity under stock plans	—	(2,002)	—	—	—	(2,002)
Repurchase of common shares	—	(30,491)	—	—	—	(30,491)
Reissuance of treasury shares	—	2,016	1,075	—	—	3,091
Net income	—	—	—	29,443	—	29,443
Dividends	—	—	22	(2,691)	—	(2,669)
Other comprehensive income, net of tax	—	—	—	—	(2,022)	(2,022)
Balance at June 30, 2022	$162	$(76,925)	$116,305	$434,274	$(7,096)	$466,720
Share-based compensation	—	—	2,447	—	—	2,447
Stock activity under stock plans	—	(11)	—	—	—	(11)
Repurchase of common shares	—	(5,064)	—	—	—	(5,064)
Reissuance of treasury shares	—	770	(497)	—	—	273
Net income	—	—	—	24,331	—	24,331
Dividends	—	—	18	(2,643)	—	(2,625)
Other comprehensive income, net of tax	—	—	—	—	(3,038)	(3,038)
Balance at September 30, 2022	$162	$(81,230)	$118,273	$455,962	$(10,134)	$483,033
Share-based compensation	—	—	2,566	—	—	2,566
Stock activity under stock plans	1	(1,399)	—	—	—	(1,398)
Repurchase of common shares	—	(100)	—	—	—	(100)
Net income	—	—	—	15,599	—	15,599
Dividends	—	—	21	(2,653)	—	(2,632)
Other comprehensive income, net of tax	—	—	—	—	1,700	1,700
Balance at December 31, 2022	$163	$(82,729)	$120,860	$468,908	$(8,434)	$498,768

See accompanying notes to condensed consolidated financial statements.

CSW INDUSTRIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
(Amounts in thousands)	2023	2022
Cash flows from operating activities:
Net income	$70,544	$69,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,077	9,463
Amortization of intangible and other assets	17,584	16,842
Provision for inventory reserves	2,541	1,878
Provision for doubtful accounts	544	1,613
Share-based and other executive compensation	8,555	7,296
Loss (gain) on disposals of property, plant and equipment	(1,336)	48
Net pension benefit	50	141
Impairment of assets	90	156
Deferred taxes	2,732	(1,094)
Changes in operating assets and liabilities:
Accounts receivable	17,846	21,963
Inventories	7,796	(28,270)
Prepaid expenses and other current assets	(6,720)	(8,343)
Other assets	1,066	185
Accounts payable and other current liabilities	9,601	(7,348)
Retirement benefits payable and other liabilities	944	91
Net cash provided by operating activities	141,914	84,072
Cash flows from investing activities:
Capital expenditures	(11,668)	(8,268)
Proceeds from sale of assets held for investment	1,665	70
Proceeds from sale of assets	157	—
Cash paid for acquisitions	(5,284)	(55,524)
Net cash used in investing activities	(15,130)	(63,722)
Cash flows from financing activities:
Borrowings on line of credit	72,308	122,777
Repayments of line of credit and term loan	(172,308)	(99,018)
Payments of deferred loan costs	—	(662)
Purchase of treasury shares	(10,640)	(39,064)
Proceeds from stock option activity	—	272
Proceeds from acquisition of redeemable noncontrolling interest shareholder	—	2,000
Dividends	(8,855)	(7,924)
Net cash used in financing activities	(119,495)	(21,619)
Effect of exchange rate changes on cash and equivalents	(756)	(629)
Net change in cash and cash equivalents	6,533	(1,898)
Cash and cash equivalents, beginning of period	18,455	16,619
Cash and cash equivalents, end of period	$24,988	$14,721

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

We continue to assess and proactively manage the impacts of COVID-19 on all aspects of our business and geographies, including with respect to our employees, customers, communities and supply chain. During the three months ended December 31, 2023, the COVID-19 pandemic had no direct or indirect material impact on our consolidated operating results. While the Federal COVID-19 Public Health Emergency Declaration expired on May 11, 2023, the extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition will depend on future developments, which are uncertain and cannot be predicted.

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

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity ("VIE") for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of December 31, 2023, and the results of operations for the nine-month period ended December 31, 2023 and 2022. All adjustments are of a normal, recurring nature.

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

Accounting Developments

Pronouncements not yet implemented

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU will be effective for our Form 10-K for fiscal 2025 and our Form 10-Q for the first quarter of fiscal 2026. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our Form 10-K for fiscal 2026. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

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

The CG and ACG acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805 ("Topic 805"). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $1.8 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R and plumbing offerings and provide a meaningful value proposition to our end use customers. The allocation of the fair value of the assets acquired included customer lists ($9.8 million), patent ($1.8 million), trademarks ($0.7 million), inventory ($3.1 million), accounts receivable ($0.9 million) and equipment ($0.3 million). Customer lists and patents are being amortized over 15 years and 10 years, respectively, while trademarks and goodwill are not being amortized.  The Company completed the analysis of the assets acquired, liabilities assumed and the related allocation during the three months ended September 30, 2023. Goodwill and all intangible assets, including customer lists, trademarks and patent are deductible and amortized over 15 years for income tax purposes. CG and ACG activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

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

The Falcon acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $17.5 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing plumbing offerings and provide a meaningful value proposition to our end use customers. The allocation of the fair value of the assets acquired comprises customer lists ($17.7 million), trademarks ($4.7 million), accounts receivable ($1.4 million), cash ($1.0 million), inventory ($0.7 million), other current asset ($0.1 million) and other assets ($3.0 million), net of current liabilities (0.7 million) and other liabilities ($8.4 million). Customer lists are being amortized over 15 years, while trademarks and goodwill are not being amortized.  The Company completed the analysis of the assets acquired, liabilities assumed and the related allocation during the three months ended December 31, 2023. Goodwill and all intangible assets are not deductible for income tax purposes. Falcon activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

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

December 31, 2023
Cash	$5,483
Accounts receivable, net	6,133
Inventories, net	3,273
Prepaid expenses and other current assets	290
Property, plant and equipment, net	14,116
Intangible assets, net	5,871
Other assets	222
Total assets	$35,388

Accounts payable	$3,524
Accrued and other current liabilities	1,718
Other long-term liabilities	166
Total liabilities	$5,408

During the nine months ended December 31, 2023, the Whitmore JV generated net income of $1.3 million.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member during the month of July 2024 and every two years afterwards. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the nine-month period ended December 31, 2023 were as follows (in thousands):

Balance at March 31, 2023	$18,464
Net income attributable to redeemable noncontrolling interest	655
Balance at December 31, 2023	$19,119

4. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2023	March 31, 2023
Raw materials and supplies	$47,498	$48,300
Work in process	5,086	5,250
Finished goods	106,097	113,104
Total inventories	158,681	166,654
Less: Obsolescence reserve	(7,295)	(5,085)
Inventories, net	$151,386	$161,569

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of December 31, 2023 and March 31, 2023 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at March 31, 2023	$209,160	$9,278	$24,302	$242,740
Falcon acquisition	85	—	—	85
CG and ACG acquisitions	107	—	—	107
Other acquisitions	261	—	—	261
Currency translation	17	109	179	305
Balance at December 31, 2023	$209,630	$9,387	$24,481	$243,498

The following table provides information about our intangible assets (in thousands, except years):

		December 31, 2023		March 31, 2023
	Weighted Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$15,084	$(9,065)	$13,608	$(8,546)
Customer lists and amortized trademarks	14	325,665	(98,053)	324,472	(81,901)
Non-compete agreements	5	1,000	(406)	950	(272)
Other	11	6,274	(2,513)	6,377	(2,235)
		$348,023	$(110,037)	$345,407	$(92,954)
Trade names and trademarks not being amortized:		$66,661	$—	$66,450	$—

Amortization expenses for the three and nine months ended December 31, 2023 were $5.7 million and $17.0 million, respectively. Amortization expenses for the three and nine months ended December 31, 2022 were $5.8 million and $16.4 million, respectively. The following table shows the estimated future amortization for intangible assets, as of December 31, 2023, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2024	$5,622
2025	21,790
2026	21,423
2027	20,628
2028	20,247
Thereafter	148,276
Total	$237,986

6. SHARE-BASED COMPENSATION

Refer to Note 5 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of December 31, 2023, 337,565 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense as follows for the three and nine months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Share-based compensation expense	$3,000	$2,566	$8,554	$7,296
Related income tax benefit	(750)	(640)	(2,139)	(1,823)
Net share-based compensation expense	$2,250	$1,926	$6,415	$5,473

Restricted share activity was as follows:

	Nine Months Ended December 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2023:	232,051	$138.14
Granted	88,977	185.44
Vested	(95,206)	89.17
Canceled	(5,003)	142.09
Outstanding at December 31, 2023	220,819	$166.29

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of December 31, 2023 and 2022 included 96,814 and 99,474 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted no awards with performance-based vesting provisions during the three months ended December 31, 2023 and 2022. We granted 29,120 and 21,087 awards with performance-based vesting provisions during the nine months ended December 31, 2023 and 2022, respectively.

At December 31, 2023, we had unrecognized compensation cost related to unvested restricted shares of $22.3 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.3 years. The total fair value of restricted shares granted during the three months ended December 31, 2023 and 2022 was $5.5 million and $5.4 million, respectively. The total fair value of restricted shares granted during the nine months ended December 31, 2023 and 2022 was $12.2 million and $9.4 million, respectively. The total fair value of restricted shares vested during the three months ended December 31, 2023 and 2022 was $6.3 million and $4.7 million, respectively. The total fair value of restricted shares vested during the nine months ended December 31, 2023 and 2022 was $14.7 million and $10.1 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	December 31, 2023	March 31, 2023
Revolving Credit Facility, interest rate of 6.70% and 6.21% (a)	$153,000	$253,000
Less: Current portion	—	—
Long-term debt	$153,000	$253,000
(a) Represents the interest rate effective on December 31, 2023, and March 31, 2023, respectively, excluding the impact from the interest rate swap.

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, prior to May 2021, we maintained a five-year, $300.0 million revolving credit facility agreement (the "First Credit Agreement"), which was scheduled to mature on September 15, 2022. On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), which replaced the First Credit Agreement and initially provided for a $400.0 million revolving credit facility with a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans, with an additional $150 million accordion feature. The Second Credit Agreement is scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in underwriting fees in connection with the Second Credit Agreement, which are being amortized over the life of the Second Credit Agreement. Borrowings under the Second Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or LIBOR plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Company and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

On December 15, 2022, the Company entered into an Incremental Assumption Agreement No. 1 and Amendment No. 2 to the Second Credit Agreement (the “Second Amendment”) to utilize a portion of the accordion feature, thus increasing the commitment from $400.0 million to $500.0 million, and concurrently reduced the available incremental accordion by a corresponding amount (the term "Revolving Credit Facility" as used throughout this document refers to the First Credit Agreement, the Second Credit Agreement and the Second Amendment, as applicable). The Second Amendment also replaced the LIBOR Rate with individualized metrics based on the specific denomination of borrowings, including a metric based on Term SOFR (as defined in the Second Credit Agreement) for borrowings denominated in U.S. Dollars. The Company incurred a total of $0.1 million in underwriting fees in connection with the Second Amendment, which are being amortized over the remaining term of the Second Credit Agreement.

During the nine months ended December 31, 2023, we borrowed $72.3 million and repaid $172.3 million under the Revolving Credit Facility. As of December 31, 2023 and March 31, 2023, we had $153.0 million and $253.0 million, respectively, of outstanding borrowings under the Revolving Credit Facility, which resulted in borrowing capacity under the Revolving Credit Facility of $347.0 million and $247.0 million, respectively. The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement. The Second Credit Agreement also requires the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of December 31, 2023.

Interest payments on the first $100.0 million borrowing under the Revolving Credit Facility are hedged under an interest rate swap agreement as described in Note 9.

Whitmore Term Loan

Prior to January 20, 2023, Whitmore maintained a secured term loan (the "Whitmore Term Loan") related to a warehouse and corporate office building and the remodel of an existing manufacturing and research and development facility.  The Whitmore Term Loan required payments of $0.1 million each quarter.  Borrowings under this term loan bore interest at a rate of one month LIBOR plus 2.0%.  On January 20, 2023, the Whitmore Term Loan was paid off using borrowings under our Revolving Credit Facility discussed above. As such, as of December 31, 2023 and March 31, 2023, there were no outstanding principal amounts under the Whitmore Term Loan.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Components of Operating Lease Expenses
Operating lease expense (a)	$2,426	$2,727	$7,704	$8,002
Short-term lease expense	179	227	514	635
Total operating lease expense	$2,605	$2,954	$8,218	$8,637
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	December 31, 2023	March 31, 2023
Operating Lease Assets and Liabilities
Right-of-use assets, net (a)	$39,301	$59,815

Short-term lease liabilities (b)	$9,379	$9,784
Long-term lease liabilities (b)	34,943	55,590
Total operating lease liabilities	$44,322	$65,374
(a) Included in other assets
(b) Included in accrued and other current liabilities and other long-term liabilities

	Nine Months Ended December 31,
(in thousands)	2023	2022
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$8,460	$8,184
Right-of-use assets obtained in exchange for new operating lease obligations	1,100	2,348
Decrease in right-of-use assets and operating lease liabilities due to lease remeasurement	15,371	—
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	6.44	7.25
Weighted average discount rate	2.7%	2.3%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2024 (excluding the nine months ended December 31, 2023)	$2,943
2025	9,696
2026	7,905
2027	7,486
2028	6,060
Thereafter	14,015
Total lease liabilities	48,105
Less: Imputed interest	(3,783)
Present value of lease liabilities	$44,322

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. All interest rate swaps are highly effective.

Prior to January 9, 2023, we had an interest rate swap to hedge our exposure to variability in cash flows from interest payments on our Whitmore Term Loan. On January 9, 2023, this interest rate swap was terminated when the loan was paid off and resulted in a cash receipt of $0.2 million.

On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility. This interest rate swap fixes the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our Revolving Credit Facility and will expire May 18, 2026. As of December 31, 2023 and March 31, 2023, we had $100.0 million and $100.0 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties.

The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	December 31, 2023	March 31, 2023
Current derivative asset	$942	$877
Non-current derivative liabilities	574	1,021

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and nine months ended December 31, 2023 and 2022 (amounts in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income	$9,305	$15,499	$70,544	$69,451
Less: (Income) Loss attributable to redeemable noncontrolling interest	(83)	100	(655)	(79)
Net income attributable to CSW Industrials, Inc. shareholders	$9,222	$15,599	$69,889	$69,372

Weighted average shares:
Common stock	15,443	15,364	15,430	15,413
Participating securities	103	112	107	107
Denominator for basic earnings per common share	15,546	15,476	15,537	15,520
Potentially dilutive securities	50	36	41	34
Denominator for diluted earnings per common share	15,596	15,512	15,578	15,554

Net income per share attributable to CSW Industrials, Inc. shareholders:
Basic	$0.59	$1.01	$4.50	$4.47
Diluted	$0.59	$1.01	$4.49	$4.46

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

Under the current $100.0 million repurchase program, a total of 25,914 were repurchased for the three months ended December 31, 2023 for $4.7 million. Under the current $100.0 million repurchase program, a total of 32,345 were repurchased for the nine months ended December 31, 2023 for $5.8 million. Under the prior $100.0 million repurchase program, 336,347 shares were repurchased during the nine months ended December 31, 2022 for $35.7 million.

Dividends

We commenced a quarterly dividend program in April 2019. On April 14, 2022, we announced a quarterly dividend increase to $0.17 per share. On April 14, 2023, we announced another quarterly dividend increase to $0.19 per share. Total dividends of $2.9 million and $2.6 million were paid during the three months ended December 31, 2023 and 2022, respectively. Total dividends of $8.9 million and $7.9 million were paid during the nine months ended December 31, 2023 and 2022, respectively.

On January 12, 2024, we announced a quarterly dividend of $0.19 per share payable on February 9, 2024 to shareholders of record as of January 26, 2024. Any future dividends at the existing $0.19 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at variable rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values as of December 31, 2023 and March 31, 2023 due to their short-term nature.

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

14. INCOME TAXES

For the three months ended December 31, 2023, we earned $16.4 million from operations before taxes and provided for income taxes of $7.1 million, resulting in an effective tax rate of 43.2%. For the nine months ended December 31, 2023, we earned $98.5 million from operations before taxes and provided for income taxes of $28.0 million resulting in an effective tax rate of 28.4%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2023 primarily due to the tax impact on the release of the indemnification assets related to the T.A. Industries, Inc. ("TRUaire") and Falcon acquisitions, the release of related uncertain tax positions ("UTP"), the impact of US federal provision to return adjustments, state income tax (net of federal benefit), executive compensation limitations, and the inclusions related to foreign operations.

In connection with the TRUaire acquisition that closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the TRUaire acquisition agreement, the seller provided a contractual indemnification to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years and we recognized a tax indemnification asset of $12.5 million. This tax indemnification asset will either be settled or expire by December 2023. During the three months ended March 31, 2021, as a result of the audit closure of a pre-acquisition tax period for TRUaire, $5.0 million of the tax indemnification asset was released along with the relevant UTP of $5.3 million. During the three months ended December 31, 2022, TRUaire's Vietnam entity concluded its audit for the tax periods from January 1, 2019 to March 31, 2022 and received an audit closing letter from the tax authority. As a result, $1.5 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released and recorded as an income tax benefit for the three months ended December 31, 2022. During the three months ended December 31, 2023, the remaining $7.5 million tax indemnification asset expired and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. As of December 31, 2023, the UTP accrual related to TRUaire's pre-acquisition tax periods was $14.3 million and is expected to be released in the future as the statutes on the open tax years expire.

In connection with the Falcon acquisition that closed in October 2022, the Company recognized a UTP of $3.0 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the Falcon acquisition agreement, the sellers provided a contractual indemnification to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, and we recognized an initial tax indemnification asset of $3.0 million through purchase accounting, which will increase as additional interest and penalties on UTPs are accrued. This tax indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. During the three months ended December 31, 2023, as a result of the statute expiration of the 2019 federal tax return, $1.0 million UTP was released and the related $1.0 million tax indemnification asset expired concurrently and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. As of December 31, 2023, the UTP reserve and offsetting indemnification asset related to Falcon's pre-acquisition period were $2.4 million. The Falcon UTP reserves and offsetting indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition period.

For the three months ended December 31, 2022, we earned $18.2 million from operations before taxes and provided for income taxes of $2.7 million, resulting in an effective tax rate of 14.7%. For the nine months ended December 31, 2022, we earned $89.7 million from operations before taxes and provided for income taxes of $20.2 million, resulting in an effective tax rate of 22.6%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2022 primarily due to a net decrease in the reserves for UTPs, excess tax deductions related to stock compensation, excess tax deductions related to Foreign-derived intangible income ("FDII") and the impact of US federal provision to return adjustment, partially offset by state income tax, net of federal benefit and executive compensation limitations.

The Company expects $0.8 million of existing reserves for UTPs to either be settled or expire within the next 12 months as the statute of limitations expire. One of our Canadian subsidiaries received proposed assessments resulting from audits by the taxing authority for tax years 2017-2020, and we have included the immaterial impact of the proposed assessments in the income tax expense for the nine months ended December 31, 2023.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended December 31,
	2023	2022
Currency translation adjustments:
Balance at beginning of period	$(10,030)	$(10,120)
Adjustments for foreign currency translation	1,231	1,606
Balance at end of period	$(8,799)	$(8,514)

Interest rate swaps:
Balance at beginning of period	$1,848	$339
Unrealized losses, net of taxes of $331 and $10, respectively (a)	(1,244)	(39)
Reclassification of losses (gains) included in interest expense, net of taxes of $83 and $0, respectively	(314)	—
Other comprehensive income	(1,558)	(39)
Balance at end of period	$290	$300

Defined benefit plans:
Balance at beginning of period	$(103)	$(353)
Amortization of net losses, net of taxes of $0 and $(35), respectively (b)	—	133
Balance at end of period	$(103)	$(220)

	Nine Months Ended December 31,
	2023	2022
Currency translation adjustments:
Balance at beginning of period	$(8,190)	$(4,438)
Adjustments for foreign currency translation	(609)	(4,076)
Balance at end of period	$(8,799)	$(8,514)

Interest rate swaps:
Balance at beginning of period	$(114)	$(270)
Unrealized gains, net of taxes of $(336) and $(137), respectively (a)	1,265	516
Reclassification of (gains) losses included in interest expense, net, net of taxes of $229 and $(14), respectively	(861)	54
Other comprehensive income	404	570
Balance at end of period	$290	$300

Defined benefit plans:
Balance at beginning of period	(105)	(366)
Amortization of net losses, net of taxes of $(1) and $(39), respectively (b)	$2	$146
Balance at end of period	$(103)	$(220)

(a) Unrealized gain (loss) is reclassified to earnings as underlying cash interest payments are made. We expect to recognize a gain of $0.7 million, net of deferred taxes, over the next twelve months related to the designated cash flow hedge based on its fair value at December 31, 2023.

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

16. REVENUE RECOGNITION

Refer to Note 19 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended December 31, 2023				Nine Months Ended December 31, 2023
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$24,167	$24,167	$—	$—	$73,463	$73,463
Book-and-ship	113,434	33,672	3,694	150,800	389,392	107,929	11,196	508,517
Net revenues	$113,434	$33,672	$27,861	$174,967	$389,392	$107,929	$84,659	$581,980

	Three Months Ended December 31, 2022				Nine Months Ended December 31, 2022
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$21,509	$21,509	$—	$—	$68,366	$68,366
Book-and-ship	110,171	36,303	3,110	149,584	374,377	108,864	10,612	493,853
Net revenues	$110,171	$36,303	$24,619	$171,093	$374,377	$108,864	$78,978	$562,219

Contract liabilities, which are included in accrued and other current liabilities in our condensed consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2023:	$637
Revenue recognized during the period	(574)
New contracts and revenue added to existing contracts during the period	585
Balance at December 31, 2023	$648

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

Three Months Ended December 31, 2023:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$113,434	$33,672	$27,861	$174,967	$—	$174,967
Intersegment revenue	1,978	40	—	2,018	(2,018)	—
Operating income	25,751	3,740	3,537	33,028	(5,447)	27,581

Three Months Ended December 31, 2022:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$110,171	$36,303	$24,619	$171,093	$—	$171,093
Intersegment revenue	1,736	32	—	1,768	(1,768)	—
Operating income	21,829	3,921	2,257	28,007	(4,895)	23,112

Nine Months Ended December 31, 2023

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$389,392	$107,929	$84,659	$581,980	$—	$581,980
Intersegment revenue	5,876	108	—	5,984	(5,984)	—
Operating income	104,443	15,534	13,029	133,006	(18,226)	114,780

Nine Months Ended December 31, 2022

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$374,377	$108,864	$78,978	$562,219	$—	$562,219
Intersegment revenue	5,454	95	—	5,549	(5,549)	—
Operating income	90,416	13,658	10,172	114,246	(14,944)	99,302

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

We continue to assess and proactively manage the impacts of COVID-19 on all aspects of our business and geographies, including with respect to our employees, customers, communities and supply chain. During the three months ended December 31, 2023, the COVID-19 pandemic had no direct or indirect material impact on our consolidated operating results. While the Federal COVID-19 Public Health Emergency Declaration expired on May 11, 2023, the extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition will depend on future developments, which are uncertain and cannot be predicted.

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

Revenues, net

	Three Months Ended December 31,
(Amounts in thousands)	2023	2022
Revenues, net	$174,967	$171,093

	Nine Months Ended December 31,
(Amounts in thousands)	2023	2022
Revenues, net	$581,980	$562,219

Net revenues for the three months ended December 31, 2023 increased $3.9 million, or 2.3%, as compared with the three months ended December 31, 2022. Revenue growth was entirely organic, driven primarily by increased unit volumes and pricing actions. Net revenue increased in the architecturally-specified building products, plumbing, HVAC/R, energy and mining end markets and decreased in the rail transportation and general industrial end markets.

Net revenues for the nine months ended December 31, 2023 increased $19.8 million, or 3.5%, as compared with the nine months ended December 31, 2022. Excluding the impact of acquisitions, organic revenue increased $12.3 million, or 2.2% from the prior year period, driven by pricing actions. Inorganic revenue increased $7.5 million, or 1.3%, due to the acquisitions of CG, ACG and Falcon. Net revenue increased in the plumbing, architecturally-specified building products, general industrial, HVAC/R, mining and energy end markets and decreased in the rail transportation end market.

Gross Profit and Gross Profit Margin

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2023	2022
Gross profit	$73,981	$65,798
Gross profit margin	42.3%	38.5%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2023	2022
Gross profit	$257,107	$232,870
Gross profit margin	44.2%	41.4%

Gross profit for the three months ended December 31, 2023 increased $8.2 million, or 12.4%, as compared with the three months ended December 31, 2022. The increase was primarily a result of the ocean and domestic freight expense reduction and increased net revenue. Gross profit margin of 42.3% for the three months ended December 31, 2023 increased as compared to 38.5% for the three months ended December 31, 2022. The increase was driven by reduced ocean and domestic freight expenses and pricing actions.

Gross profit for the nine months ended December 31, 2023 increased $24.2 million, or 10.4%, as compared with the nine months ended December 31, 2022. The increase was primarily a result of pricing actions, the ocean and domestic freight expense reduction, and the acquisitions of CG, ACG and Falcon. Gross profit margin of 44.2% for the nine months ended December 31, 2023 increased as compared to 41.4% for the nine months ended December 31, 2022. The increase was driven by pricing actions and reduced ocean and domestic freight expenses as compared to the prior year period.

Operating Expenses

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2023	2022
Operating expenses	$46,400	$42,686
Operating expenses as a percentage of revenues, net	26.5%	24.9%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2023	2022
Operating expenses	$142,327	$133,568
Operating expenses as a percentage of revenues, net	24.5%	23.8%

Operating expenses for the three months ended December 31, 2023 increased $3.7 million, or 8.7%, as compared with the three months ended December 31, 2022. The increase was primarily due to increased expenses related to employee compensation and travel. Operating expense as a percentage of revenues increased to 26.5% for the three months ended December 31, 2023 as compared to 24.9% for the three months ended December 31, 2022.

Operating expenses for the nine months ended December 31, 2023 increased $8.8 million, or 6.6%, as compared with the nine months ended December 31, 2022. The increase was primarily due to increased expenses related to employee compensation, travel, insurance and sales commissions driven by revenue growth. Operating expense as a percentage of revenues increased to 24.5% for the nine months ended December 31, 2023 as compared to 23.8% for the nine months ended December 31, 2022.

Operating Income

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2023	2022
Operating income	$27,581	$23,112
Operating margin	15.8%	13.5%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2023	2022
Operating income	$114,780	$99,302
Operating margin	19.7%	17.7%

Operating income for the three months ended December 31, 2023 increased $4.5 million, or 19.3%, as compared with the three months ended December 31, 2022, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Operating income for the nine months ended December 31, 2023 increased $15.5 million, or 15.6%, as compared with the nine months ended December 31, 2022, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $2.8 million for the three months ended December 31, 2023 decreased $1.4 million as compared to the three months ended December 31, 2022. The decrease was due to reduced borrowing under our Revolving Credit Facility as a result of strong operating cash flows generated during the three months ended December 31, 2023 and the benefit from our current $100 million interest rate swap, partially offset by higher interest rates.

Net interest expense of $10.1 million for the nine months ended December 31, 2023 increased $1.0 million as compared to the nine months ended December 31, 2022. The increase was due to higher interest rates, partially offset by reduced borrowing under our Revolving Credit Facility as a result of strong operating cash flows generated during the nine months ended December 31, 2023 and the benefit from our current $100 million interest rate swap.

Other expense, net increased $7.7 million to net expense of $8.4 million for the three months ended December 31, 2023 as compared with net expense of $0.7 million for the three months ended December 31, 2022. The increase was due to the non-cash $8.5 million release of tax indemnification assets related to the TRUaire and Falcon acquisitions, as discussed in Note 14 to our condensed financial statements included in this Quarterly report, in addition to gains arising from transactions in currencies other than functional currencies.

Other expense, net increased $5.7 million to net expense of $6.2 million for the nine months ended December 31, 2023 as compared with net expense of $0.5 million for the nine months ended December 31, 2022. The increase was due to the non-cash $8.5 million release of tax indemnification assets related to the TRUaire and Falcon acquisitions, as discussed in Note 14 to our condensed financial statements included in this Quarterly report, partially offset by losses arising from transactions in currencies other than functional currencies and by a gain of $1.4 million recognized from the sale of a property previously held for investment.

Provision for Income Taxes and Effective Tax Rate

For the three months ended December 31, 2023, we earned $16.4 million from operations before taxes and provided for income taxes of $7.1 million, resulting in an effective tax rate of 43.2%. For the nine months ended December 31, 2023, we earned $98.5 million from operations before taxes and provided for income taxes of $28.0 million resulting in an effective tax rate of 28.4%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2023 primarily due to the tax impact on the release of the indemnification assets related to the T.A. Industries, Inc. ("TRUaire") and Falcon acquisitions, the release of related uncertain tax positions ("UTP"), the impact of US federal provision to return adjustments, state income tax (net of federal benefit), executive compensation limitations, and the inclusions related to foreign operations.

In connection with the TRUaire acquisition that closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the TRUaire acquisition agreement, the seller provided a contractual indemnification to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years and we recognized a tax indemnification asset of $12.5 million. This tax indemnification asset will either be settled or expire by December 2023. During the three months ended March 31, 2021, as a result of the audit closure of a pre-acquisition tax period for TRUaire, $5.0 million of the tax indemnification asset was released along with the relevant UTP of $5.3 million. During the three months ended December 31, 2022, TRUaire's Vietnam entity concluded its audit for the tax periods from January 1, 2019 to March 31, 2022 and received an audit closing letter from the tax authority. As a result, $1.5 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released and recorded as an income tax benefit for the three months ended December 31, 2022. During the three months ended December 31, 2023, the remaining $7.5 million tax indemnification asset expired and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. As of December 31, 2023, the UTP accrual related to TRUaire's pre-acquisition tax periods was $14.3 million and is expected to be released in the future as the statutes on the open tax years expire.

In connection with the Falcon acquisition that closed in October 2022, the Company recognized a UTP of $3.0 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the Falcon acquisition agreement, the sellers provided a contractual indemnification to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, and we recognized an initial tax indemnification asset of $3.0 million through purchase accounting, which will increase as additional interest and penalties on UTPs are accrued. This tax indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. During the three months ended December 31, 2023, as a result of the statute expiration of the 2019 federal tax return, $1.0 million UTP was released and the related $1.0 million tax indemnification asset expired concurrently and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. As of December 31, 2023, the UTP reserve and offsetting indemnification asset related to Falcon's pre-acquisition period were $2.4 million. The Falcon UTP reserves and offsetting indemnification asset will either be settled or expire upon the closure of the tax statutes.

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

The Company expects $0.8 million of existing reserves for UTPs to either be settled or expire within the next 12 months as the statute of limitations expire. One of our Canadian subsidiaries received proposed assessments resulting from audits by the taxing authority for tax years 2017-2020, and we have included the immaterial impact of the proposed assessments in the income tax expense for the nine months ended December 31, 2023.

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

	Three Months Ended December 31,
(Amounts in thousands)	2023	2022
Revenues, net	$115,412	$111,906
Operating income	25,751	21,829
Operating margin	22.3%	19.5%

	Nine Months Ended December 31,
(Amounts in thousands)	2023	2022
Revenues, net	$395,268	$379,832
Operating income	104,443	90,416
Operating margin	26.4%	23.8%

Net revenues for the three months ended December 31, 2023 increased $3.5 million, or 3.1%, as compared with the three months ended December 31, 2022. This increase was due entirely to organic revenue growth, resulting primarily from a slight increase in unit volumes. Net revenue increased in all end markets served.

Net revenues for the nine months ended December 31, 2023 increased $15.4 million, or 4.1%, as compared with the nine months ended December 31, 2022. Inorganic revenue increased $7.5 million, or 2.0%, due the acquisitions of CG, ACG and Falcon. Excluding the impact of acquisitions, organic revenue increased $7.9 million, or 2.1%, primarily as a result of pricing actions, partially offset by a slight decrease in unit volumes. Net revenue increased in all end markets served.

Operating income for the three months ended December 31, 2023 increased $3.9 million, or 18.0%, as compared with the three months ended December 31, 2022. The increase was driven by a reduction in ocean and domestic freight expenses and increased net revenue, partially offset by an increase in operating expenses. Operating margin of 22.3% for the three months ended December 31, 2023 increased as compared to 19.5% for the three months ended December 31, 2022. This increase was due to gross margin improvement driven primarily by the aforementioned reduction in ocean and domestic freight expenses.

Operating income for the nine months ended December 31, 2023 increased $14.0 million, or 15.5%, as compared with the nine months ended December 31, 2022. The increase was due to the increased net revenue, a reduction in ocean and domestic freight expenses, and the inclusion of the CG, ACG and Falcon acquisitions, partially offset by an increase in operating expenses. Operating margin of 26.4% for the nine months ended December 31, 2023 increased as compared to 23.8% for the nine months ended December 31, 2022. This increase was due to gross margin improvement driven primarily by pricing actions and the aforementioned reduction in ocean and domestic freight expenses.

Specialized Reliability Solutions Segment Results

The Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended December 31,
(Amounts in thousands)	2023	2022
Revenues, net	$33,712	$36,334
Operating income	3,740	3,921
Operating margin	11.1%	10.8%

	Nine Months Ended December 31,
(Amounts in thousands)	2023	2022
Revenues, net	$108,037	$108,958
Operating income	15,534	13,658
Operating margin	14.4%	12.5%

Net revenues of $33.7 million for the three months ended December 31, 2023 decreased $2.6 million, or 7.2%, to the three months ended December 31, 2022. This decrease was primarily driven by a temporary shipment delay at quarter-end, which was partially offset by pricing actions. Net revenue increased in the energy and mining end markets and decreased in the rail transportation and general industrial end markets.

Net revenues for the nine months ended December 31, 2023 decreased $0.9 million, or 0.8%, as compared to the nine months ended December 31, 2022. The slight decrease was primarily due to a temporary shipment delay at quarter-end, which was partially offset by pricing actions. Net revenue increased in the general industrial, mining, and energy end markets and decreased in the rail transportation end market.

Operating income for the three months ended December 31, 2023 decreased $0.2 million, or 4.6%, as compared with the three months ended December 31, 2022. The slight decrease was driven by the decrease in revenue. Operating margin of 11.1% for the three months ended December 31, 2023 increased as compared to 10.8% for the three months ended December 31, 2022. This increase was primarily due to gross margin improvement.

Operating income for the nine months ended December 31, 2023 increased $1.9 million, or 13.7%, as compared with the nine months ended December 31, 2022. The increase was due to an improvement in gross margin driven by pricing actions. Operating margin of 14.4% for the nine months ended December 31, 2023 increased as compared to 12.5% for the nine months ended December 31, 2022. This increase was primarily due to gross margin improvement.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended December 31,
(Amounts in thousands)	2023	2022
Revenues, net	$27,861	$24,619
Operating income	3,537	2,257
Operating margin	12.7%	9.2%

	Nine Months Ended December 31,
(Amounts in thousands)	2023	2022
Revenues, net	$84,659	$78,978
Operating income	13,029	10,172
Operating margin	15.4%	12.9%

Net revenues for the three months ended December 31, 2023 increased $3.2 million, or 13.2%, as compared with the three months ended December 31, 2022 driven by the continued conversion of strong project bookings into revenue and pricing actions.

Net revenues for the nine months ended December 31, 2023 increased $5.7 million, or 7.2%, as compared with the nine months ended December 31, 2022 driven by the continued conversion of strong project bookings into revenue and pricing actions.

Operating income for the three months ended December 31, 2023 increased $1.3 million or 56.7% as compared to the three months ended December 31, 2022. The increase was driven by the increased net revenue and improved operating leverage. Operating margin of 12.7% for the three months ended December 31, 2023 increased as compared to 9.2% for the three months ended December 31, 2022. This increase was primarily due to gross margin improvement resulting from pricing actions, improved operating leverage and reduced operating expense as a percentage of revenue.

Operating income for the nine months ended December 31, 2023 increased $2.9 million or 28.1% as compared to the nine months ended December 31, 2022. The increase was driven by increased net revenue and improved operating leverage. Operating margin of 15.4% for the nine months ended December 31, 2023 increased as compared to 12.9% for the nine months ended December 31, 2022. This increase was primarily due to gross margin improvement resulting from pricing actions, improved operating leverage and reduced operating expense as a percentage of revenue.

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

Cash Flow Analysis

	Nine Months Ended December 31,
(Amounts in thousands)	2023	2022
Net cash provided by operating activities	$141,914	$84,072
Net cash used in investing activities	(15,130)	(63,722)
Net cash used in financing activities	(119,495)	(21,619)

Our cash balance (including cash and cash equivalents) as of December 31, 2023 was $25.0 million, as compared with $18.5 million at March 31, 2023.

For the nine months ended December 31, 2023, our cash provided by operating activities was $141.9 million, as compared with $84.1 million for nine months ended December 31, 2022.

•Working capital provided cash for the nine months ended December 31, 2023 due to lower accounts receivable ($17.8 million), higher accounts payable and other current liabilities ($9.6 million) and lower inventories ($7.8 million), partially offset by higher prepaid expenses and other current assets ($6.7 million).
•Working capital used cash for the nine months ended December 31, 2022 due to higher inventories ($28.3 million), higher prepaid expenses and other current assets ($8.3 million) and lower accounts payable and other current liabilities ($7.3 million), partially offset by lower accounts receivable ($22.0 million).

Cash flows used in investing activities during the nine months ended December 31, 2023 were $15.1 million, as compared with $63.7 million used in investing activities for the nine months ended December 31, 2022.

•Capital expenditures during the nine months ended December 31, 2023 and 2022 were $11.7 million and $8.3 million, respectively. Our capital expenditures (including $2.5 million and $3.6 million during the current and prior year periods, respectively, for the Whitmore JV) have been focused on capacity expansion, new product introductions, continuous improvement and automation of manufacturing facilities.
•During the nine months ended December 31, 2023, $1.7 million cash was received from the sale of a property previously held for investment.
•During the nine months ended December 31, 2023, $2.4 million cash was paid for immaterial product line acquisitions. In addition, the full deferred payment of $2.5 million as part of the Falcon acquisition was remitted to the Falcon sellers due to the performance obligation being met.
•During the nine months ended December 31, 2022, the full contingent consideration payment of $2.0 million as part of the Shoemaker Manufacturing, LLC ("Shoemaker") acquisition was remitted to the Shoemaker sellers due to the performance obligation being met.
•During the nine months ended December 31, 2022, we acquired certain CG and ACG assets and related intellectual property for $19.5 million in cash considerations, as discussed in Note 2 to our condensed financial statements included in this Quarterly report.
•During the nine months ended December 31, 2022, we acquired Falcon for an aggregate purchase price of $37.1 million, including $34.6 million in cash consideration at closing, as discussed in Note 2 to our condensed financial statements included in this Quarterly report.

Cash flows used in financing activities during the nine months ended December 31, 2023 and 2022 were $119.5 million and $21.6 million, respectively. Cash outflows resulted from:

•Net (repayments) borrowings on our Revolving Credit Facility and term loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) of $(100.0) million and $23.8 million during the nine months ended December 31, 2023 and 2022, respectively.
•Repurchases of shares under our share repurchase program (as discussed in Note 11 to our condensed consolidated financial statements included in this Quarterly Report) of $5.8 million and $35.7 million during the nine months ended December 31, 2023 and 2022, respectively.
•Proceeds from the redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $0 and $2.0 million during the nine months ended December 31, 2023 and 2022, respectively, as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.
•Dividend payments of $8.9 million and $7.9 million during the nine months ended December 31, 2023 and 2022, respectively.

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

Financing

Credit Facilities

See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of December 31, 2023. See Note 9 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our interest rate swaps.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the nine months ended December 31, 2023.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As discussed in Note 9, the Whitmore Term Loan interest rate swap was terminated on January 9, 2023. On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility (defined in Note 7). At December 31, 2023, we had $53.0 million in unhedged variable rate indebtedness with an average interest rate of 6.7%. Starting in April 2023, each quarter point change in interest rates would result in a change of approximately $0.1 million in our interest expense on an annual basis, inclusive of the interest rate swap.

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

Foreign Currency Exchange Rate Risk

We conduct an immaterial portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency transaction net gain of $0.2 million and $0.5 million for the nine months ended December 31, 2023 and 2022, respectively, which are included in other expense, net on our condensed consolidated statements of income. We realized a net loss associated with foreign currency translation of $0.6 million and $4.1 million for the nine months ended December 31, 2023 and 2022, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at December 31, 2023, a 10% change in the foreign currency exchange rates for the nine months ended December 31, 2023 would have impacted our net earnings by a negligible amount.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
October 1 - 31	21,014	(a)	$175.61	9,239	$97.2
November 1 - 30	8,582	(a)	174.09	8,562	95.7
December 1 - 31	8,257	(a)	195.12	8,113	94.2
Total	37,853	(b)		25,914

(a) On December 16, 2022, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced a previously announced $100.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2024, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. 32,345 shares have been repurchased under the current program.
(b) Includes 11,939 shares tendered by employees to satisfy minimum tax withholding amounts related to the vesting of equity awards.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On November 17, 2023, Joseph B. Armes, Chairman, Chief Executive Officer and President of the Company, entered into an amended Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K promulgated under the Exchange Act), the terms of which mirror his prior Rule 10b5-1 trading agreement that terminated in December 2023. The amended trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act.

Under the amended trading agreement, Mr. Armes may sell in the open market at prevailing prices on specified dates (subject to minimum price thresholds) an aggregate of up to 12,000 shares of the Company’s common stock. The shares are intended to be sold on a monthly basis in equal installments, to the extent practicable. Any sales under the trading arrangement will be made during the period beginning February 20, 2024 until the Plan terminates in January 2025.

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

CSW INDUSTRIALS, INC.

February 1, 2024	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

February 1, 2024	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)