Form 10-K
period 2024-03-31
CSW INDUSTRIALS, INC.
filed 2024-05-23
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the last sale price for the common stock as reported by the Nasdaq Global Select Market on September 30, 2023, the last business day of our most recently completed second fiscal quarter was approximately $2,686.9 million.
As of May 20, 2024, the latest practicable date, 15,527,723 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

PART I

Unless otherwise specified, or the context otherwise requires, the references in this Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“Annual Report”) to “our company,” “we,” “us,” “our” or “CSWI” refer to CSW Industrials, Inc. together with our wholly-owned subsidiaries.

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

Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to our contractors that place a premium on superior performance and reliability. We believe our brands are well known in the specific end markets we serve and have a reputation for high quality. We rely on both organic growth and inorganic growth through acquisitions to provide an increasingly broad portfolio of performance optimizing solutions that meet our customers’ ever-changing needs. We have a successful record of making attractive and synergistic acquisitions that support expansion of our broad portfolio of solutions, and we remain focused on identifying additional acquisition opportunities in our core end markets.

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

Business Segments

Our business is organized into three reportable segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions.

The table below provides an overview of these business segments. For financial information regarding our segments, see Note 20 to our consolidated financial statements included in Item 8 Financial Statements and Supplementary Data ("Item 8") of this Annual Report.

Business Segment	Key End Use Markets
Contractor Solutions	•HVAC/R •Plumbing •General Industrial •Architecturally-Specified Building Products
Specialized Reliability Solutions	•Energy •General Industrial •Mining •Rail Transportation
Engineered Building Solutions	• Architecturally-Specified Building Products

Contractor Solutions

Our Contractor Solutions segment manufactures efficiency and performance enhancing products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for the professional trades. It provides an innovative line of installation and service products designed to create efficiency and expediency for the professional trades. Our Contractor Solutions segment is strategically positioned to grow in each market served by leveraging our sales channels and distribution networks. HVAC/R contractors ask for our products by name, and professional plumbers have been using our industry-leading solutions for generations. We manufacture the majority of our mechanical and chemical products in-house, and we also strategically engage third-party manufacturers for outsourced products and act as a master distributor for other products. We ensure the quality of in-house and outsourced manufactured products through our stringent quality control review procedures backed by our "RectorSeal to the Rescue" commitment around quality, warranty and differentiated support.

Our key product types and brand names are shown below in alphabetical order:

Product Types	Brand Names
• condensate pads, pans and pumps	• AquaGuard®
• condensate switches and traps	• Aspen® Pumps*
• drain waste and vent systems mechanical products	• Clean Check®
• ductless mini-split systems installation support tools and accessories	• Cover GuardTM
• electrical protection for HVAC/R	• DesolvTM
• grilles, registers, diffusers and vents	• Dust Free®
• installation supplies for HVAC/R	• EZ Trap®
• line set covers	• Falcon Stainless®
• maintenance chemicals for HVAC/R	• Fortress®
• refrigerant caps	• Goliath®
• solvents, cements and thread sealants	• G-O-N®
• wire pulling head tools	• Guardian Drain Lock®
• HubsettTM
• Kickstart®
• Leak Freeze®
• No. 5®
• Novent®
• PRO-FitTM
• RectorSeal®
• Safe-T-Switch®
• Shoemaker Manufacturing®
• Slimduct®
• SureSeal®
• TRU-BLUTM
• TRUaire®
*We are the exclusive US provider of this brand

New Product Development – Customer experience is a core competency in our Contractor Solutions segment. We gather "voice of the customer" market research through organized focus groups and online surveys, as well as through less formal channels. Ideas for new products or enhancements to existing products are also generated by our relationships with end-users, independent sales representatives, distributors and our internal sales and marketing team. We also actively monitor the competitive landscape and develop new products and modify existing products in our research and development (“R&D”) labs co-located with our manufacturing sites in Royse City, Texas; Fall River, Massachusetts; Houston, Texas; Dong Nai, Vietnam; and Cle Elum, Washington.

Competition – Our competition in the Contractor Solutions segment is varied. Competitors range from small entrepreneurial companies with a single product, to large multinational original equipment manufacturers (“OEMs”). In the products serving the HVAC/R end market category, we compete with DiversiTech, DuraVent, Intermatic, Little Giant, NSI Industries, Nu-Calgon, RGF and others. In the products serving the plumbing end market category, we compete with BrassCraft, IPS, J.R. Smith, Mainline, Oatey and others. Most of our products are sold through distribution channels, and we compete in this space by leveraging the breadth of our product lines, customer service and pricing.

Customers – Our primary customers are wholesalers and distributors in the HVAC/R and plumbing end markets. Some of these are single location distributors, while the majority are regional or national distributors with up to hundreds of locations. Our products are generally sold domestically; however, a small portion is sold internationally through similar channels. A small number of OEMs purchase these products directly.

Seasonality – A significant portion of our products are sold into the HVAC/R market, which is seasonal by nature. While products are sold throughout the year, revenues tend to peak during the spring and summer months.

Specialized Reliability Solutions

Our Specialized Reliability Solutions segment provides products for increasing the reliability, efficiency, performance and lifespan of industrial assets. Through our commercial team and supply chain partners, our Specialized Reliability Solutions segment delivers products that solve equipment maintenance challenges and protect assets in the most demanding environments and extreme conditions. Our customers depend on their mission-critical equipment, and thus they depend on our trusted specialty lubricants, compounds, sealants, desiccant breather filtration products, and lubrication management systems. Our Specialized Reliability Solutions segment manufactures and supplies highly specialized consumables that impart or enhance properties such as lubricity, anti-seize qualities, friction, sealing and heat control. Our high performance products are typically used in harsh operating conditions, including extreme heat and pressure and chemical exposure, where commodity products would fail. These products help minimize maintenance downtime, protect and extend the working life of large capital equipment such as cranes, rail transportation systems, mining equipment, oil rigs and rotating and grinding equipment found in various industrial segments such as steel mills, canning and bottling, mining and cement. These products enhance, repair or condition the internal working systems of industrial systems and are critical to ensuring safe, efficient and effective long-term operational integrity.

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
• Rocket Wrap®
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

Customers – Specialized Reliability Solutions products are primarily sold through value-added distribution partners, as well as maintenance and repair operations or catalog channels. Our Specialized Reliability Solutions organization provides both market-specific and product line specific training to both the distribution partners and potential end-users. Our specialists often visit end-users with distribution partners to advise on critical application issues, which enhances our ability to both “pull” demand from the end-user and “push” demand to distributor partners. Specialized Reliability Solutions customers include petrochemical facilities, industrial manufacturers, construction companies, utilities, plant maintenance customers, building contractors and rail and mining operators, among others.

Engineered Building Solutions

Our Engineered Building Solutions segment provides primarily code-driven, life safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings. Our Engineered Building Solutions segment is a market leader in providing architects, contractors and other construction professionals with unique solutions that meet code requirements and support life safety, while adding functionality, performance, and aesthetically-pleasing designs. The safety and sustainability of our engineered building products enables them to be easily incorporated into the Leadership in Energy and Environmental Design (“LEED”) building market.

Our key product types and brand names are shown below in alphabetical order:

Product Types	Brand Names
• architectural railings and metals	• Balco® Expansion Joint Systems
• fire and smoke protection solutions	• BlazeSealTM
• fire stopping solutions	• Greco® Architectural Railings & Metals
• pre-engineered and custom architectural building components	• IllumiTreadTM
• Metacaulk®
• MetaflexProTM
• Smoke Guard® Elevator Protection
• Smoke Guard® Large Curtain Solutions
• Smoke Guard® Perimeter Protection

New Product Development – Strategic investment in new product innovation, technical advancement, and customer-driven product development enhances demand for our products and enriches our relationships with end-users. Development teams are located in Boise, Idaho; Hudson, Florida; Wichita, Kansas and Windsor, Ontario, Canada.

Competition – Our products generally demand premium valuation. We compete primarily on the basis of competitive lead times, superior custom specification standards and customer-centric service, which we believe are the key drivers of our customers' buying decisions. In the fire and smoke protection solutions category, we compete with McKeon, US Smoke & Fire, Won Door and others, typically based on product quality, knowledge of building codes and customer service. In the architecturally-specified building component, we compete primarily with Construction Specialties, Emseal and InPro on the basis of product quality, price and driving architectural specifications.

Customers – Fire and smoke protection products are sold through internal sales and installation teams, as well as local building products distributors that also perform installations and service. Architecturally-specified building components and fire stopping solutions are primarily sold through independent sales representatives and building product distributors to general contractors or subcontractors. Engineered Building Solutions' end use customers include multi-family residential buildings, educational facilities and institutions, warehouses, construction companies, plant maintenance companies, building contractors and repair service companies, among others.

Our Competitive Strengths

As discussed in this section, we believe we have a variety of competitive strengths.

Broad Portfolio of Industry Leading Products and Solutions

In our targeted end markets, we have industry-leading positions among our broad portfolio of products. We believe our products and solutions are differentiated from those of our competitors by superior performance, quality and total value delivered to customers. For example, RectorSeal's No. 5® pipe thread sealant is widely regarded as an industry standard for thread sealants for HVAC/R, plumbing and electrical applications. Additionally, we believe Whitmore's Kopr-Kote® anti-seize lubricant is recognized as the anti-seize compound of choice for use in oil and gas drilling operations, where it is requested by name.

Organic Revenue Growth Platform and Optimizing Performance

We focus on developing our presence in end markets with strong growth trends, continuously evaluating the potential uses of existing products to broaden end market penetration. We historically have a loyal customer base that recognizes the performance results and quality of our products and solutions. Further, our customer base is diverse. For the year ended March 31, 2024, no single customer represented 10% or more of our net revenues.

These factors have enabled us to generate strong organic revenue growth performance, while remaining focused on strong profitability through optimizing our manufacturing processes. This effort is supported by a culture of continuous improvement, which looks to refine processes in all of our manufacturing facilities to reduce manufacturing costs, increase production capacity and improve product quality. Additionally, we often evaluate strategic investments to drive transformational changes in our manufacturing processes. For example, in all of our reportable segments, we have taken actions to consolidate our manufacturing footprint and distribution centers in order to optimize capacity, improve efficiency and leverage technologies while enhancing product quality.

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

In the fourth quarter of fiscal year ended March 31, 2024, we acquired Dust Free, LP., based in Royse City, Texas, which offers an extensive line of patented products for residential and commercial indoor air quality and HVAC/R applications. In the third quarter of fiscal year ended March 31, 2023, we acquired Falcon Stainless, Inc ("Falcon"), based in Temecula, California, which offers products that enhance water flow delivery. In the second quarter of fiscal year ended March 31, 2023, we acquired the assets of Cover Guard, Inc. (“CG”) and AC Guard, Inc. ("ACG"), based in Orlando, Florida, which offer lineset covers and HVAC/R condenser protection cages. In the third quarter of the fiscal year ended March 31, 2022, we acquired Shoemaker Manufacturing ("Shoemaker") based in Cle Elum, Washington, which offers high-quality customizable GRDs for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S. We invested more than $140.0 million for the multiple acquisitions made in fiscal 2022, 2023 and 2024.

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

Through the height of the COVID-19 pandemic, we worked closely with our customers to provide them with the products and services they needed to continue conducting their operations. This included ensuring that our supply chains were secure, that we maintained an adequate level of inventory to meet our customers' needs and that we remained able to operate our facilities at the levels required to meet customer demand.

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

We Innovate New Products to Accelerate Organic Growth
The collaborative relationships and open feedback channels we have with our distributors and end-users allow us to add value not only through enhancing and adapting existing products and solutions, but also through efficiently developing new products and solutions to meet existing and future customer needs. Our team of R&D, sales and marketing personnel work together to identify product opportunities and methodically pursue development of innovative new products. Through the development of new products and solutions to both address new markets and complement our product portfolio in markets we currently serve, we create increased opportunities to drive organic growth.

We Invest in Focused Acquisitions that Leverage our Distribution Channels

While we are focused on new product development, improving our existing products and penetrating new markets with these products, we expect to continue to identify and execute acquisitions that will broaden our portfolio of products and offer attractive risk-adjusted returns. We primarily focus on commercially-proven products and solutions that would benefit from a broader distribution network and are attractive to customers in our targeted end markets. Once acquired, we strive to utilize our extensive distribution networks to increase revenue by selling those products and solutions to our diversified customer base.

Raw Materials and Suppliers

We rely on suppliers and commodity markets to secure components and raw materials such as base oils, copper flakes, steel, aluminum, polyvinyl chloride and tetra-hydrofuran. We acquire raw materials and components from numerous sources, and we do not depend on a single source of supply for any significant amount of raw materials and components. Utilizing our supply chain management experience and expertise, honed through successful management of supply chain challenges caused by the COVID-19 pandemic, we continue to take proactive steps to limit the impact of current and anticipated supply chain challenges. We also work closely with our suppliers to ensure availability of products and implement other cost-saving initiatives, and we invest in our operations and supply chain to mitigate risk with a focus on the diversification of critical components.

Intellectual Property

We own and maintain a substantial portfolio of trademarks and patents relating to the names, designs and configurations of our products. We consider our trademarks and patents to be valuable assets. In addition, our pool of proprietary information, consisting of know-how and trade secrets related to the design, manufacture and operation of our products, is considered particularly valuable. Accordingly, we take proactive measures to protect proprietary information. In aggregate, we own the rights to the products that we manufacture and sell and are not materially encumbered by licensing or franchise agreements. Our trademarks can typically be renewed indefinitely as long as they remain in use, whereas our patents generally expire 10 to 20 years from the dates they were filed. Our patents expire from time to time, but we do not believe that the expiration of any individual patent will have a material adverse impact on our business, financial condition or results of operations.

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

Human Capital Management

We believe that our employees are our most valuable assets and that our skilled, engaged workforce provides us with a competitive advantage. As part of our commitment to our employees, we provide a safe work environment, ongoing training and professional development, competitive compensation and a generous health and retirement benefits package that includes an employee stock ownership plan ("ESOP"), a defined contribution plan ("401(k)"), paid time off and health and wellness care.

As of March 31, 2024, we employed approximately 2,600 individuals globally. Regionally, approximately 1,300 of our employees are in North America, approximately 1,300 are in Asia Pacific, and approximately 10 are in Europe, the Middle East and Africa. Our workforce is made up of approximately 460 salaried employees and 2,100 hourly employees. Of these employees, approximately 1.7% of our U.S. workforce is represented by unions. We also have an employee organization in Vietnam. We believe that relations with our employees throughout our operations are generally positive, including those employees represented by unions or employee organizations. No unionized facility accounted for more than 10% of our consolidated revenues for the fiscal year ended March 31, 2024.

We assess employee engagement through targeted surveys, which provide feedback on a variety of subjects including safety, communications, diversity and inclusion, performance management, development opportunities, respect and recognition and management support. The survey results are reviewed by our senior leadership team and shared with our managers and employees who collaborate to act on identified areas of improvement to implement measures of success. About 75% of our employees participated in our fiscal 2024 survey, which was conducted through Great Place To Work®. Employee feedback from the survey indicated our overall employee engagement score remains high and in February 2024, we received the Great Place To Work® Certification™ marking the second consecutive year that we have received the award. While we continuously work to build on our Company's strong culture, our scores indicate that we are continuing to raise the bar to increase pride, optimism and engagement across the Company and strive to create the best employee experience.

As a result of maintaining a consistent focus on our employee-centric culture, the retention rate (excluding retirements) for our high performance talent in the fiscal year ended March 31, 2024 was 94%, representing a 3% improvement from prior fiscal year. Our company-wide (all employees) voluntary retention rate (excluding retirements) was 83%, which reflects the same retention rate from the prior fiscal year.

Workplace Health and Safety

We are committed to creating and maintaining a safe, healthy working environment, and we have developed a health and safety program that focuses on implementing policies and training programs to ensure that all employees understand this commitment. We maintain a global Environmental, Health & Safety policy that is applicable to all our employees, operations and activities. Our health and safety strategies are consistently reviewed and updated as changes occur in our business, and employees are empowered to identify and report safety concerns and take corrective actions. Our commitment to these health and safety practices was evidenced in how we responded to and managed through the COVID-19 pandemic. Safety awareness and employee engagement programs have been implemented at the Company’s facilities and have generated meaningful reductions in workplace safety incidents. In particular, we have continued to focus on the health and safety practices at our Vietnam facility since the acquisition in December 2020 through training and equipment upgrades. For the calendar year ended December 31, 2023, our total recordable incident rate ("TRIR") for employees was a historically low rate of 0.9, which included the TRIR performance of recently-acquired companies. For the first three months of calendar 2024, our TRIR was 1.1.

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

Compensation and Benefits

We strive to support both the short-term and long-term well-being of our employees. This commitment extends to the communities in which our employees live, where we are positive, active corporate citizens. A key element of employee well-being is providing compensation and benefits for our employees that are competitive and equitable based on local markets. Our compensation program includes market-aligned salary grades, an annual incentive compensation program for the majority of our employees, referral and rewards incentive programs available to employees based on job function, premium pay for employees working extended hours and a long-term incentive plan ("LTIP") for select employees. We analyze our compensation and benefits program annually, and make changes as necessary, to ensure we remain competitive. We believe maintaining competitive pay and benefits for our employees is important to promote professional excellence and career progression.

As part of our comprehensive total rewards program, our employees are eligible to participate in Company-subsidized medical, dental, vision, life, short-term and long-term disability insurance plans. We provide employees with a paid supplemental life and accident insurance plan and we offer employees the opportunity to contribute to a Flexible Spending Account and a Health Savings Account. Our wellness plan offers a range of programs focused on improving health awareness and well-being. Helping our employees stay healthy and safe is a priority, and our quarterly wellness challenges engage employees and often incorporate community-outreach efforts and special events. In calendar year 2024, Cigna recognized our wellness program with their Gold-level Healthy Workforce Designation marking the third consecutive year that we have received Cigna’s highest honor.

Our retirement savings program includes a 401(k) plan and an Employee Stock Ownership Plan ("ESOP"). Our 401(k) plan has a 91% participation rate, which is significantly higher than the recognized industry benchmark of approximately 63% according to Principal's manufacturing benchmark. Current and former domestic employees who have participated in our ESOP collectively own approximately 3% of the company. We believe this ESOP strongly aligns the interests of our employees with those of our stockholders.

We maintain a culture that engages and rewards the performance of key leaders that is supported through LTIP, an equity compensation plan through which employees receive equity awards in the form of restricted common stock and performance shares. More than 100 employees received one or both of these forms of equity awards in fiscal 2024. Our equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership and an ownership culture whereby management and employees think and act as shareholders of the Company.

We believe that the compensation, benefits, and other components of our total rewards program provided to our employees give us a competitive edge and differentiate us in a challenging labor market. We seek to recruit and retain high performing talent and provide safe, secure and dignified retirements for our employees.

Diversity and Inclusion

We are committed to promoting equal employment opportunities in all our operations, which begins with the employee recruiting process and continues through our employees' relationship with the Company. We also believe that a truly innovative workforce needs to be diverse and must leverage the skills and perspectives of a broad range of backgrounds and experiences. It is our policy, specifically noted in our Code, that we do not tolerate discrimination for any reason, including without limitation race, color, religion, marital status, gender, gender identity, veteran status, sexual orientation, disability or perceived disability, whether or not such discrimination violates law. It is also our policy to fully comply with all laws prohibiting discrimination and promoting opportunity and advancement in employment. This policy extends to all aspects of employment including recruitment, hiring, compensation, benefits, promotion, transfer, layoff, recall, reduction in force, termination, retirement, placement, training and all other privileges, terms and conditions of employment. It is our goal to create a positive and dynamic workplace where diversity and inclusion principles govern and all employees can flourish. Our Board of Directors, senior leadership and human resources team are fully aligned in their commitment to promoting the above policies to ensure we remain an employer of choice.

Government Regulations

Our operations are subject to an array of foreign, federal, state and local regulatory requirements including, but not limited to trade, labor and environmental, health and safety matters. Management believes that our business is operated in material compliance with all such regulations. To date, the cost of such compliance has not had a material impact on our capital expenditures, earnings or competitive position or that of our operating subsidiaries. While we have implemented policies, practices and procedures to prevent and mitigate risks, violations may occur in the future as a result of human error, equipment failure or other causes. Further, we cannot predict the nature, scope or effect of future environmental legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted.

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

Our served industries and key end markets are affected by changes in economic conditions outside our control, which can affect our business in many ways. Any adverse occurrence, including among others, industry slowdown, recession, public health crises, political instability, costly or constraining government policies, laws and regulations, armed hostilities (including conflicts in the Middle East and Ukraine), terrorism, excessive inflation (including the current high inflationary environment), interest rates, tax rates, unemployment rates, high labor costs, labor disturbances, prolonged disruptions in one or more of our customers' production schedules, supply chain disruptions (including those caused by industry capacity constraints, labor shortages, raw material availability and transportation and logistics delays and constraints), business disruptions due to cybersecurity incidents and other economic factors have in the past and could in the future materially adversely affect our business, financial condition, and operating results and that of our customers and third-party suppliers.

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

While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate-related risks wherever business is conducted, and climate change could create physical and financial risk to our business. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as floods, droughts, tornadoes or hurricanes), limitations on availability of water and reliable energy, and the health and well-being of individuals in communities where we conduct business. Such events have the potential to disrupt our business, our third-party suppliers or the businesses of our customers, which in turn could have an adverse effect on our financial condition and results of operations.

Climate change regulations may impact our ability to operate at a profit and harm our operating margins.

Increased global focus on climate change may result in the imposition of new or additional regulations or requirements applicable to, and increased financial and transition risks for, our business and the industries in which we operate. A number of government authorities and agencies have introduced, or are contemplating, regulatory changes to address climate change, including the regulation and disclosure of greenhouse gas emissions. For example, on March 6, 2024, the SEC adopted final rules to enhance and standardize climate-related disclosures by requiring registrants to disclose certain climate-related information in registration statements and periodic reports. On March 21, 2024, the Judicial Panel on Multidistrict Litigation issued an order consolidating the petitions for review in the U.S. Court of Appeals for the Eighth Circuit; and, on April 4, 2024, the SEC issued an order that the climate-related disclosure rules were stayed pending the completion of judicial review of the consolidated Eighth Circuit petitions. If the rules become effective and are not overturned, we will be required to provide the enhanced climate-related disclosures. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in fees or restrictions on certain activities or materials and new or additional requirements, including directives to fund energy efficiency activities or renewable energy use and to disclose information regarding our greenhouse gas emissions performance, renewable energy usage and efficiency, waste generation and recycling rates, climate-related risks, opportunities and oversight and related strategies and initiatives across our global operations. The cost of compliance with stringent climate change regulations could adversely affect our ability to compete with companies in locations that are not subject to stringent climate change regulations. Existing and future climate change-driven environmental and social regulations may negatively impact our business, customers, or suppliers, in terms of availability and cost of natural resources and raw materials, product demand, or manufacturing. Despite our efforts to timely comply with climate change initiatives, implement measures to improve our operations and execute on our related strategies and initiatives, any actual or perceived failure to comply with new or additional requirements or meet stakeholder expectations with respect to the impacts of our operations on the environment and related strategies and initiatives may result in adverse publicity and increased litigation risk, which could adversely impact our business, financial condition, results of operation and cash flow.

Business, Operations and Human Capital Risks

Our attempts to address evolving customer needs require that we continually enhance our products. Our efforts to enhance our products may not be commercially viable and failure to develop commercially successful products or keep pace with our competitors could harm our business and results of operations.

A failure to develop commercially successful products or product enhancements or to identify product extensions could materially adversely affect our financial results. If our attempts to develop or enhance products are unsuccessful, we may be unable to recover our development costs, which could have an adverse effect on our business and results of operations. In addition, our inability to enhance or develop products that can meet the evolving needs of our customers could cause our products to lag behind those of new or existing competitors, could reduce demand for our products and may have a material adverse effect on our business and results of operations.

Our international sales and manufacturing operations, including our use of third-party manufacturers for certain products that we sell, involve inherent risks that could result in harm to our business.

We have worldwide sales and manufacturing operations in North America, Europe, the Middle East, Australia and Asia, including Vietnam. We also use third parties to manufacture certain of our products, most of which are located in jurisdictions outside the United States, including China. Foreign sales and manufacturing are subject to a number of risks, including political and economic uncertainty, social unrest, sudden changes in laws and regulations (including those enacted in response to pandemics and those that may be related to climate change or otherwise), ability to enforce existing or future contracts, labor shortages and work stoppages, natural disasters, currency exchange rate fluctuations, transportation delays or loss or damage to products in transit, expropriation, nationalization, business disruptions due to cybersecurity incidents, compliance with foreign laws and changes in domestic and foreign governmental policies, including the imposition of new or increased tariffs and duties on exported and imported products.

To the extent that we rely on independent third parties to perform sales and manufacturing functions, we do not directly control their activity, including product delivery schedules and quality assurance, which may result in product shortages or quality assurance problems that could delay shipments of products, increase manufacturing, assembly, testing or other costs, or tarnishing the value of our brand or relationships with our customers. If a third party sales representative or manufacturer experiences capacity constraints or financial difficulties, suffers damage to its facilities, experiences power outages, natural disasters, labor shortages or labor strikes, or any other disruption, we may not be able to obtain alternative resources in a timely manner or on commercially acceptable terms. Any of these factors could negatively affect our business, results of operations and financial condition.

Loss of key suppliers, the inability to secure raw materials on a timely basis, the potential impacts of global inflation, or our inability to pass commodity price increases on to customers could have an adverse effect on our business.

Materials used in our manufacturing operations are generally available on the open market from multiple sources. However, some of the raw materials we use are only available from a limited number of sources. Accordingly, any disruptions to a critical suppliers' operations or the availability of key product inputs could have a material adverse effect on our business and results of operations. Macroeconomic conditions have caused supply chains for many companies to be interrupted, slowed or temporarily rendered inoperable. In addition, supply chain shortages have negatively impacted, and could continue to negatively impact, our manufacturing costs and logistics costs and, in turn, our gross margins. We may also be required to pay higher prices for raw materials due to inflationary trends regardless of supply.

In addition, inflation can also result in higher interest rates. In response to increasing inflation, the U.S. Federal Reserve began to raise interest rates in March 2022, has done so multiple times since then, and has kept open the possibility of further increases. We expect inflationary pressures to impact customer behavior during calendar year 2024. With inflation, the cost of capital has increased, and the purchasing power of our and our end-users’ cash resources has declined. Current or future efforts by the government to manage inflationary pressures or stimulate the economy may result in unintended economic consequences, which could have a direct and indirect adverse impact on our business and results of operations.

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

We depend on the services of domestic and international independent distributors to sell our products and, in many cases, provide service and aftermarket support to end-users of our products. Rather than serving as passive conduits for delivery of products, our distributors play a significant role in determining which of our products are available for purchase either by end-users or by contractors to service end-users. While the use of distributors expands the reach and customer base for our products, the maintenance and administration of distributor relationships is costly and time-consuming. The loss of a substantial number of our distributors for any reason could have a material adverse effect on our business, financial condition, results of operations or cash flows. In certain international jurisdictions, distributors are conferred certain legal rights that could limit our ability to modify or terminate distribution relationships.

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

As a manufacturing company, we rely on a positive relationship with our employees to produce our products and maintain our manufacturing processes and productivity. As of March 31, 2024, we had approximately 2,600 full-time employees, of which 15 were subject to collective bargaining agreements in the United States, and approximately 1,300 of which are located in Vietnam. If our workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted, or we could experience higher labor costs. In addition, if significant portions of our employees were to become unionized, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

From time to time, we acquire businesses, following careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgments in determining acquisition price. After acquisition, such assumptions and judgments may prove to be inaccurate due to a variety of circumstances, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Additionally, actual operating results for an acquisition may vary significantly from initial estimates. As of March 31, 2024, we had goodwill of $247.2 million recorded in our consolidated balance sheet. We evaluate the recoverability of recorded goodwill annually, as well as when we changed reporting units and when events or circumstances indicate the possibility of impairment. Because of the significance of our goodwill and other intangible assets, a future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on our accounting policies related to goodwill, see our discussion under Note 1 to our consolidated financial statements in Item 8 of this Annual Report.

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

We are subject to tax laws and regulations in the United States and multiple foreign jurisdictions. Our future effective tax rates could be adversely affected by changes in tax laws, regulations, accounting principles or interpretations thereof, as well as changes in related interpretations and other tax guidance. For example, the Organization for Economic Co-operation and Development, an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes. The effect of such tax law changes or regulations and interpretations, as well as any additional tax reform legislation in the U.S., U.K, Canada, Australia, Vietnam or elsewhere, could have a material adverse effect on our business, financial condition and results of operations. In addition, we are also subject to periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. As of March 31, 2024, we had a reserve of $17.0 million relating to uncertain tax positions, and taxing authorities may disagree with the positions we have taken regarding the tax treatment or characterization of our transactions. Although we believe that our tax filing positions are appropriate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our business, financial condition and results of operations.

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
•potential disruptions from wars and military conflicts, including geopolitical uncertainty due to the conflicts in the Middle East and Ukraine;

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C: CYBERSECURITY

Cybersecurity Risk Management and Strategy

Securing our business information, customer and employee data, and IT systems is an important part of our Enterprise Risk Management program. To identify and manage the material risks of cybersecurity threats to our business, operations and control environments, we have established an information security framework, with a focus on cybersecurity incident prevention and mitigation, to help safeguard the confidentiality, integrity, and access of our information assets and to ensure regulatory, contractual, and operational compliance. Our cybersecurity program is integrated into our Enterprise Risk Management program and is managed by a dedicated cybersecurity team that is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology Cybersecurity Framework. As part of our cybersecurity process, we engage external experts and consultants to assess our cybersecurity program effectiveness and compliance with applicable practices and standards.

The Company mitigates risks from cybersecurity incidents using a multifaceted approach that includes, but is not limited to: establishing information security policies, implementing information protection processes and technologies, assessing cybersecurity risk and vulnerability, implementing cybersecurity training, monitoring our information technology assets, applications and users, and managing vendors and service providers for third-party risk management. The Company is currently in material compliance with relevant information privacy and cybersecurity governmental standards with which it is required to comply.

The Company has not experienced a material cybersecurity incident during the year ended March 31, 2024. For more information on how material cybersecurity incidents may impact our business, see Part I, Item 1A. "Risk Factors" of this Form 10-K.

Cybersecurity Governance

The Company’s head of Information Technology, in coordination with the Company’s Chief Financial Officer, General Counsel, Corporate Controller and other internal stakeholders, is responsible for leading the team responsible for assessing, identifying, and managing cybersecurity risks, including implementation of our cybersecurity risk management program. Our head of Information Technology has extensive experience in cybersecurity risk management and, along with the cybersecurity risk management team, has subject matter expertise in varied topics including data integrity, IT risk, enterprise architecture, third-party risk, threat intelligence, incident response, and regulatory compliance. Our Board of Directors oversees cybersecurity risk and strategy, and the Audit Committee of the Board of Directors oversees information security compliance as part of its broader compliance oversight mandate. Together, this ensures that the Board of Directors has a comprehensive view of the Company’s cybersecurity risk profile and framework.

Senior officers of the Company regularly receive briefings on cybersecurity matters, who in turn regularly report to the Board of Directors and its committees on such matters. The Board of Directors receives cybersecurity updates from senior management, including our head of Information Technology, at least twice per year, and the Audit Committee receives quarterly reports on any notable incidents or control issues that may have occurred during the quarter.

The Company’s Chief Executive Officer and other senior officers are responsible for the ongoing assessment and management of the risks the Company faces. These enterprise risks (including cybersecurity risks) are formally assessed annually by management as part of the Company's robust Enterprise Risk Management program. At least annually, the Board of Directors – as a whole and through its committees – oversees the Company’s risk profile and management’s policies and processes for assessing and managing risk.

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

Location	Use	Segment	Square Footage	Owned/Leased
Boise, Idaho	Manufacturing, Office and R&D	Engineered Building Solutions	42,000	Leased
Cle Elum, Washington	Distribution Center, Manufacturing, Office, R&D and Warehouse	Contractor Solutions	180,000	Leased
Dong Nai, Vietnam	Manufacturing and Office	Contractor Solutions	634,000	Owned
Fall River, Massachusetts	Manufacturing, Office and R&D	Contractor Solutions	140,200	Leased
Greenwood, Indiana	Distribution Center & Office	Contractor Solutions	54,000	Leased
Houston, Texas	Manufacturing, Office, R&D and Warehouse	Contractor Solutions	253,900	Owned
Houston, Texas	Distribution Center & Office	Contractor Solutions	150,000	Leased
Hudson, Florida	Manufacturing, Office and R&D	Engineered Building Solutions	40,000	Leased
Jacksonville, Florida	Distribution Center & Office	Contractor Solutions	217,000	Leased
North East, Maryland	Distribution Center & Office	Contractor Solutions	150,000	Leased
Rockwall, Texas	Manufacturing, Office, R&D and Warehouse	Specialized Reliability Solutions	227,600	Owned
Royse City, Texas	Manufacturing, Office and Warehouse	Contractor Solutions	94,500	Leased
Tejon Ranch, California (a)	Distribution Center & Office	Contractor Solutions	241,000	Leased
Terrell, Texas	Distribution	Specialized Reliability Solutions	101,000	Leased
Santa Fe Springs, California (b)	Distribution Center & Office	Contractor Solutions	240,000	Leased
Wichita, Kansas	Manufacturing and Office	Engineered Building Solutions	75,000	Leased
Windsor, Ontario, Canada	Manufacturing, Office and R&D	Engineered Building Solutions	42,000	Leased
(a) Lease starts in May 2024
(b) Lease ends in August 2024
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

Holders

As of May 20, 2024, there were 314 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Issuer Purchases of Equity Securities

Note 12 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase program. The following table represents the number of shares repurchased during the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
					(in millions)
January 1 - 31	7,511	(a) (b)	$209.22	7,483	$92.6
February 1 - 29	6,565	(a)	225.90	6,565	91.1
March 1 - 31	6,740	(a)	233.40	6,740	89.5
	20,816			20,788

(a) On December 16, 2022, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced a previously announced $100.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2024, for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. As of March 31, 2024, 53,133 shares were repurchased for an aggregate amount of $10.5 million under the current $100.0 million program.

(b) Includes 28 shares tendered by employees to satisfy minimum tax withholding amounts related to the vesting of equity awards.

Stock Performance Chart

The following graph compares the cumulative total shareholder return on our common stock from April 1, 2019 through March 31, 2024 compared with the Russell 2000 Index, of which CSWI is a component, and a composite custom peer group, which was selected on an industry basis and is periodically reviewed and updated (if necessary) to ensure it provides reasonable comparability based on products offered and end markets served by CSWI. The graph assumes that $100 was invested at the market close on April 1, 2019 and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The custom peer group consists of the following:

Aaon, Inc	CTS Corporation	Methode Electronics, Inc.
Armstrong Industries, Inc	Futurefuel Corp.	Mueller Water Products
Astec Industries, Inc.	Gorman-Rupp Co.	Standex International
Barnes Group	Innospec Inc.	Tredegar Corp.
Columbus McKinnon Corp	LSB Industries, Inc

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
03/29/19
03/31/20
03/31/21
03/31/22
03/31/23
3/28/2024
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

Drawing on our innovative and proven technologies, we seek to deliver solutions primarily to contractors that place a premium on superior performance and reliability. We believe our brands are well known in the specific end markets we serve and have a reputation for high quality. We rely on both organic growth and inorganic growth through acquisitions to provide an increasingly broad portfolio of performance optimizing solutions that meet our customers’ ever-changing needs. We have a successful record of making attractive, synergistic acquisitions in support of this objective, and we remain focused on identifying additional acquisition opportunities in our core end markets.

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Balco®, Cover GuardTM, Deacon®, Dust Free®, Falcon Stainless®, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

Business Developments

On February 6, 2024, we acquired 100% of the outstanding equity of Dust Free, LP ("Dust Free"), based in Royse City, Texas, for an aggregate purchase price of $34.7 million (including $0.6 million cash acquired), comprised of cash consideration of $27.9 million and contingent consideration initially measured at $6.8 million based on Dust Free meeting defined operational and financial targets over a period of six years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 8). The Dust Free products offer residential and commercial indoor air quality and HVAC/R applications and supplement our Contractor Solutions segment's existing product portfolio. Dust Free activity has been included in our Contractor Solutions segment since the acquisition date.

On October 4, 2022, we acquired 100% of the outstanding equity of Falcon Stainless, Inc ("Falcon"), based in Temecula, California, for an aggregate purchase price of $37.1 million (including $1.0 million cash acquired), comprised of cash consideration of $34.6 million and an additional payment of $2.5 million that was paid one-year from the acquisition date based on certain business conditions being met. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 8). The Falcon products are well known among the professional trades for supplying enhanced water flow delivery and increased customer satisfaction and supplement our Contractor Solutions segment's existing product portfolio. Falcon activity has been included in our Contractor Solutions segment since the acquisition date.

On July 8, 2022, we acquired the assets of Cover Guard, Inc. (“CG”) and AC Guard, Inc. ("ACG"), based in Orlando, Florida, for an aggregate purchase price of $18.4 million, comprised of cash consideration of $18.0 million and additional contingent consideration initially measured at $0.4 million based on CG and ACG meeting defined financial targets over a period of five years. In conjunction with the acquisition, we agreed to pay an additional $3.7 million, comprised of cash consideration of $1.5 million and 5-year annuity payments (value of $2.2 million) to a third party to secure the related intellectual property. The CG and ACG products further expand Contractor Solutions’ offering of leading HVAC/R accessories, including lineset covers and HVAC/R condenser protection cages. Through these differentiated products, our Contractor Solutions segment expects to achieve incremental ductless and ducted HVAC/R market penetration. CG and ACG activity has been included in our Contractor Solutions segment since the acquisition date.

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

Our Markets

HVAC/R

The HVAC/R market is our largest market served and it represented approximately 54% and 55% of our net revenues in the years ended March 31, 2024 and 2023, respectively. We provide an extensive array of products for installation, repair and maintenance of HVAC/R systems that includes condensate switches, pans and pumps, GRD, refrigerant caps, line set covers and other chemical and mechanical products. The industry is driven by replacement and repair of existing HVAC/R systems, as well as new construction projects. New HVAC/R systems are heavily influenced by macro trends, while replacement and repair of existing HVAC/R systems are dependent on weather and age of unit. The HVAC/R market tends to be seasonal with the peak sales season beginning in March and continuing through August. Construction and repair is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to such contractors.

Architecturally-Specified Building Products

Architecturally-specified building products represented approximately 19% and 18% of our net revenues in the years ended March 31, 2024 and 2023, respectively. We manufacture and sell products such as engineered railings, smoke and fire protection systems, expansion joints and stair edge nosings for end use customers including multi-family residential buildings, educational facilities or institutions, warehouses, construction companies, plant maintenance customers, building contractors and repair service companies. Sales of these products are driven by architectural specifications and safety and building codes. The sales process is typically long as these can be multi-year construction projects. The construction market, both commercial and multi-family, is a key driver for sales of architecturally-specified building products.

Plumbing

The plumbing market represented approximately 8% and 7% of our net revenues in the years ended March 31, 2024 and 2023, respectively. We provide many products to the plumbing industry including thread sealants, solvent cements, fire-stopping products, condensate switches and trap guards, water and gas connectors, as well as other mechanical products, such as drain traps. Installation is typically performed by contractors, and we utilize our global distribution network to drive sales of our products to contractors.

General Industrial

The general industrial end market represented approximately 7% and 6% of our net revenues in the years ended March 31, 2024 and 2023, respectively. We provide products focused on asset protection and reliability, including lubricants, desiccant breathers and fluid management products. The general industrial market includes the manufacture of chemicals, steel, cement, food and beverage, pulp and paper and a wide variety of other processed materials. We serve this market primarily through a network of distributors.

Energy

The energy market represented approximately 6% and 7% of our net revenues in the years ended March 31, 2024 and 2023, respectively. We provide market-leading lubricants and anti-seize compounds, as well as greases, for use in oilfield drilling activity and maintenance of oilfield drilling and valve related equipment. We sell our products primarily through distributors that are strategically situated near the major oil and gas producing areas across the globe. The outlook for the energy industry is heavily dependent on the global demand expectations from developed and emerging economies, as well as oil price and local government policies relative to oil exploration, drilling, storage and transportation.

Mining

The mining market represented approximately 4% and 4% of our net revenues in the years ended March 31, 2024 and 2023, respectively. Across the globe, we provide market-leading lubricants to open gears used in large mining excavation equipment, primarily through direct sales agents, as well as a network of strategic distributors. The North American mining industry is heavily weighted toward coal production and has experienced headwinds due to continued decline in domestic coal demand, partially mitigated by the seaborne coal export market. Globally, coal demand has been robust, and focused efforts in coal markets outside of the U.S., coupled with enhanced focus on markets such as iron, gold, diamonds and uranium in Southeast Asia, South America, and Africa have delivered growth that has generally offset the weakness in North American coal demand. Outside of coal, the mining market tends to move with global industrial output as basic industrial metals such as copper, tin, aluminum, and zinc, which are critical inputs to many industrial products.

Rail Transportation

The rail transportation market represented approximately 2% and 3% of our net revenues in each of the years ended March 31, 2024 and 2023. We provide an array of products into the rail transportation industry, including lubricants and lubricating devices for rail transportation lines, which increase efficiency, reduce noise and extend the life of rail transportation equipment such as rails and wheels. We leverage our technical expertise to build relationships with key decision makers to ensure our products meet required specifications. We sell our products primarily through a direct sales force, as well as through distribution partners. End markets for rail transportation include Class 1 Rail as the primary end market in North America and Transit Rail as the primary end market in all other geographies. Cyclical product classes such as farm products and petrochemical products can impact volumes in Class 1 Rail. While coal transport is diminishing demand for Class 1 Rail in North America, global investment in Transit Rail systems is expected to more than offset this decline.

Our Outlook

In fiscal 2025, we maintain our optimism in key end markets and our ability to outperform. We expect revenue and profit growth in each of our three operating segments with strong generation of operating cash flows for the full year. We offer innovative and high-value products that our customers prefer, and we remain focused on the products and subcategories that are growing faster than the overall industry. We believe we have the strategy and the team to deliver strong performance in fiscal 2025.

We expect to maintain a strong balance sheet in fiscal year 2025, which provides us with access to capital through our cash on hand, internally-generated cash flow and availability under our Revolving Credit Facility. Our capital allocation strategy continues to guide our investing decisions, with a priority to direct capital to the highest risk adjusted return opportunities, within the categories of organic growth, strategic acquisitions and the return of cash to shareholders through our share repurchase and dividend programs. With the strength of our financial position, we will continue to invest in financially and strategically attractive expanded product offerings, key elements of our long-term strategy of targeting long-term profitable growth. We will continue to invest our capital in maintaining our facilities and in continuous improvement initiatives. We recognize the importance of, and remain committed to, continuing to drive organic growth, as well as investing additional capital in opportunities with attractive risk-adjusted returns, driving increased penetration in the end markets we serve. We remain disciplined in our approach to acquisitions, particularly as it relates to our assessment of valuation, prospective synergies, diligence, cultural fit and ease of integration, especially in light of economic conditions.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our consolidated results of operations and results for each of our segments.

The operations of Dust Free have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the February 6, 2024 date of acquisition. The operations of Falcon have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the October 4, 2022 date of acquisition. The operations of CG and ACG have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the July 8, 2022 date of acquisition. The operations of Shoemaker have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the December 15, 2021 date of acquisition. All acquisitions are described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Net Revenues

	Year Ended March 31,
(amounts in thousands)	2024	2023	2022
Revenues, net	$792,840	$757,904	$626,435

Net revenues for the year ended March 31, 2024 increased $34.9 million, or 4.6%, as compared with the year ended March 31, 2023. Excluding the impact of the acquisitions, organic sales increased $23.9 million, or 3.1%, from the prior year driven primarily by increased unit volumes and pricing initiatives. Inorganic revenue increased $11.0 million, or 1.5%, due to the acquisitions of CG, ACG, Falcon and Dust Free. Net revenue increased in the architecturally-specified building products, HVAC/R, plumbing, general industrial, mining and energy end markets and decreased in the rail transportation end market.

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

Net revenues into the Americas, Europe, Middle East and Africa ("EMEA") and the Asia Pacific regions for the year ended March 31, 2024, 2023 and 2022 are presented below. The presentation of net revenues by geographic region is based on the location of the customer. For additional information regarding net revenues by geographic region, see Note 20 to our consolidated financial statements included in Item 8 of this Annual Report.

	Year Ended March 31,
	2024	2023	2022
Americas	94%	94%	94%
EMEA	4%	4%	3%
Asia Pacific Regions	2%	2%	3%

Gross Profit and Gross Profit Margin

	Year Ended March 31,
(amounts in thousands, except percentages)	2024	2023	2022
Gross profit	$350,745	$318,214	$255,962
Gross profit margin	44.2%	42.0%	40.9%

Gross profit for the year ended March 31, 2024 increased $32.5 million, or 10.2%, as compared with the year ended March 31, 2023. The increase was primarily a result of a reduction in ocean and domestic freight expense, pricing initiatives, increased unit volumes and the acquisitions of CG, ACG, Falcon and Dust Free. Gross profit margin for the year ended

March 31, 2024 of 44.2% increased from 42.0% for the year ended March 31, 2023. The increase was primarily due to pricing initiatives and reduced ocean and domestic freight expenses as compared to the prior year period.

Gross profit for the year ended March 31, 2023 increased $62.3 million, or 24.3%, as compared with the year ended March 31, 2022. The increase was primarily a result of pricing initiatives, the acquisitions of Shoemaker, CG, ACG and Falcon, along with the prior year $3.9 million TRUaire purchase accounting effect and non-recurring $1.7 million of under-absorption costs resulting from reduced production levels and incremental compensation expenses incurred at the TRUaire Vietnam facility during the prior year to maintain TRUaire Vietnam's operations in accordance with COVID-19 restrictions that did not recur. ("TRUaire Vietnam COVID Impact"). Gross profit margin for the year ended March 31, 2023 of 42.0% increased from 40.9% for the year ended March 31, 2022, was due to the above-mentioned TRUaire-related expenses incurred in the prior year period that did not recur and pricing initiatives.

Selling, General and Administrative Expense

	Year Ended March 31,
(amounts in thousands, except percentages)	2024	2023	2022
Operating expenses	$191,627	$179,148	$158,582
Operating expenses as a % of revenues	24.2%	23.6%	25.3%

Selling, general and administrative expenses for the year ended March 31, 2024 increased $12.5 million, or 7.0%, as compared with the year ended March 31, 2023. The increase is primarily due to increased expenses related to employee compensation, a trademark impairment and travel, along with increased depreciation and amortization and added expenses related to the inclusion of Dust Free in the current year. The increase in operating expenses as a percentage of sales was primarily attributable to sales increasing by a lower percentage than the increase in operating expenses.

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

Operating Income

	Year Ended March 31,
(amounts in thousands, except percentages)	2024	2023	2022
Operating income	$159,118	$139,066	$97,380
Operating margin	20.1%	18.3%	15.5%

Operating income for the year ended March 31, 2024 increased by $20.1 million, or 14.4%, as compared with the year ended March 31, 2023. The increase was a result of the $32.5 million increase in gross profit, partially offset by the $12.5 million increase in selling, general and administrative expense as discussed above.

Operating income for the year ended March 31, 2023 increased by $41.7 million, or 42.8%, as compared with the year ended March 31, 2022. The increase was a result of the $62.3 million increase in gross profit, partially offset by the $20.6 million increase in selling, general and administrative expense as discussed above.

Other income and expense

Interest expense, net for the year ended March 31, 2024 decreased $0.5 million, or 3.6%, to $12.7 million, as compared with the year ended March 31, 2023, due to reduced borrowing under our Revolving Credit Facility (described in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report) as a result of strong operating cash flows generated during the current year and the benefit from our current $100 million interest rate swap, partially offset by higher interest rates.

Interest expense, net for the year ended March 31, 2023 increased $7.7 million, or 142.2%, to $13.2 million, as compared with the year ended March 31, 2022, due to higher interest rates and increased borrowing during the year under our Revolving Credit Facility primarily in connection with the acquisitions of Shoemaker, CG, ACG and Falcon.

Other expense, net increased by $6.0 million for the year ended March 31, 2024 to expense of $5.9 million as compared with the year ended March 31, 2023. The increase was primarily due to the non-cash $8.5 million release of tax indemnification assets related to the TRUaire and Falcon acquisitions, as discussed in Note 15 to our consolidated financial statements included in Item 8 of this Annual Report, which was partially offset by a gain of $1.4 million recognized from the sale of a property previously held for investment and foreign currency exchange gains.

Other expense, net decreased by $0.5 million for the year ended March 31, 2023 to income of less than $0.1 million as compared with the year ended March 31, 2022. The decrease was primarily due to foreign currency exchange changes.

Provision for Income Taxes and Effective Tax Rate

The effective tax rates for the years ended March 31, 2024, 2023 and 2022 were 27.0%, 23.3% and 26.4%, respectively. As compared with the statutory rate for the year ended March 31, 2024, the provision for income taxes was primarily impacted by state tax expense (net of federal benefits), which increased the provision by $6.4 million and effective rate by 4.5%; impact of the tax indemnification asset release, which increased the provision by $1.8 million and the effective tax rate by 1.3%; executive compensation limitation, which increased the provision by $1.2 million and the effective tax rate by 0.9%; impact of repatriation of foreign earnings, which increased the provision by $0.5 million and the effective rate by 0.3%. This was partially offset by IRC section 250 deductions, which decreased the provision by $1.1 million and the effective tax rate by 0.7%.

As compared with the statutory rate for the year ended March 31, 2023, the provision for income taxes was primarily impacted by the state tax expense, which increased the provision by $2.9 million and the effective rate by 2.3%, executive compensation limitation, which increased the provision by $1.6 million and the effective rate by 1.2%; impact of GILTI inclusions, which increased the provision by $1.1 million and the effective tax rate by 0.9%; impact of repatriation of foreign earnings, which increased the provision by $0.9 million and the effective rate by 0.7% and the additional non-deductible expenses. which increased the provision by $0.6 million and the effective rate by 0.4%. This was offset by IRC section 250 deductions, which decreased the provision by $1.6 million and the effective tax rate by 1.3%; foreign tax credits, which decreased the provision by $0.6 million and the effective tax rate by 0.5%.

During the year ended March 31, 2024, we released a reserve of $1.5 million including accrued interest of $0.2 million and accrued penalty of $0.2 million, as a result of the lapse of statute for the 2019 period. We also recorded additional uncertain tax positions reserve of $1.7 million, including accrued interest of $1.2 million and accrued penalty of $0.5 million on historical tax positions. We also recorded an additional $0.2 million reserve and a corresponding tax indemnification asset through purchase accounting in connection with the Falcon acquisition during the measurement period.

During the year ended March 31, 2023, we released a reserve of $1.6 million primarily as a result of the conclusion of TRUaire's Vietnam's audit for the tax periods from January 1, 2019 to March 31, 2022 (discussed below), including accrued interest of $0.4 million and accrued penalties of $0.5 million. We also recorded total tax reserves of $2.8 million, including accrued interest and penalty of $0.1 million and $0.2 million, respectively, through purchase accounting in connection with the Falcon Stainless acquisition. For the year ended March 31, 2023, we recorded an additional tax reserve of less than $0.1 million, accrued interest of $0.7 million and accrued penalty of $0.6 million.

In connection with the Falcon acquisition that closed in October 2022, the Company recognized a UTP of $3.0 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the Falcon acquisition agreement, the sellers provided a contractual indemnification to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, and we recognized an initial tax indemnification asset of $3.0 million through purchase accounting, which will increase as additional interest and penalties on UTPs are accrued. This tax indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. During the three months ended December 31, 2023, as a result of the statute expiration of the 2019 federal tax return, $1.0 million UTP was released. The related $1.0 million tax indemnification asset expired concurrently and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. As of March 31, 2024, the UTP reserve and offsetting indemnification asset related to Falcon's pre-acquisition period were $2.4 million. The Falcon UTP reserves and offsetting indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition period.

In connection with the TRUaire acquisition closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the purchase agreement, the sellers provided a contractual indemnification to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years, and we recognized a tax indemnification asset of $12.5 million. This tax indemnification asset expired in

December 2023. During the three months ended March 31, 2021, as a result of the audit closure of a pre-acquisition tax period for TRUaire, $5.0 million of the tax indemnification asset was released along with the relevant UTP of $5.3 million. During the three months ended December 31, 2022, TRUaire's Vietnam entity concluded its audit for the tax periods from January 1, 2019 to March 31, 2022 and received an audit closing letter from the tax authority. As a result, $1.5 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released and recorded as an income tax benefit for the three months ended December 31, 2022. During the three months ended December 31, 2023, the remaining $7.5 million tax indemnification asset expired and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. As of March 31, 2024, the UTP accrual related to TRUaire's pre-acquisition tax periods was $14.3 million and is expected to be released in the future as the statutes on the open tax years expire.

The Company expects $3.3 million of existing reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire. Our federal income tax returns remain subject to examination for the years ended March 31, 2023, 2022 and 2021. Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

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

	Year Ended March 31,
(amounts in thousands, except percentages)	2024	2023	2022
Revenues, net	$536,494	$513,776	$416,487
Operating income	142,037	126,204	96,115
Operating margin	26.5%	24.6%	23.1%

Net revenues for the year ended March 31, 2024 increased $22.7 million, or 4.4%, as compared with the year ended March 31, 2023. Excluding the impact of acquisitions, organic sales increased by $11.7 million, or 2.3%, due primarily to pricing initiatives and an increase in unit volumes. The remainder of the increase was due to the acquisitions of CG, ACG, Falcon, and Dust Free ($11.0 million or 2.1%). Net revenue increased in all end markets served.

Net revenues for the year ended March 31, 2023 increased $97.3 million, or 23.4%, as compared with the year ended March 31, 2022. Excluding the impact of acquisitions, organic sales increased by $61.4 million, or 14.8%, due primarily to pricing initiatives, partially offset by a slight decrease in unit volumes. The remainder of the increase was due to the acquisitions of Shoemaker, CG, ACG and Falcon ($35.9 million or 8.6%). Net revenue increased in the HVAC/R, architecturally-specified building products and plumbing end markets and decreased in the general industrial end market.

Operating income for the year ended March 31, 2024 increased $15.8 million, or 12.5%, as compared with the year ended March 31, 2023. The increase was primarily due to a reduction in ocean and domestic freight expenses, increased net revenue, and the inclusion of the CG, ACG, Falcon and Dust Free acquisitions, partially offset by increased operating expenses including employee compensation and a trademark impairment. Operating margin of 26.5% for the year ended March 31, 2024 increased as compared to 24.6% for the year ended March 31, 2023. This increase was due to gross margin improvement driven primarily by the aforementioned reduction in ocean and domestic freight expenses, combined with the positive effect of pricing initiatives.

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

	Year Ended March 31,
(amounts in thousands, except percentages)	2024	2023	2022
Revenues, net	$149,614	$147,445	$116,042
Operating income	22,266	20,176	9,007
Operating margin	14.9%	13.7%	7.8%

Net revenues for the year ended March 31, 2024 increased $2.2 million, or 1.5%, as compared with the year ended March 31, 2023. The increase was primarily due to pricing initiatives. Net revenue increased in the general industrial, mining, and energy end markets and decreased in the rail transportation end market.

Net revenues for the year ended March 31, 2023 increased $31.4 million, or 27.1%, as compared with the year ended March 31, 2022. The increase was primarily due to increased unit volumes and pricing initiatives. Net revenue increased in all end markets including energy, mining, general industrial and rail transportation.

Operating income for the year ended March 31, 2024 increased $2.1 million, or 10.4%, as compared with the year ended March 31, 2023. The increase was primarily due to the increased net revenue, combined with a slight decrease in operating expenses. Operating margin of 14.9% for the year ended March 31, 2024 increased as compared to 13.7% for the year ended March 31, 2023. This increase was primarily due to an improvement in gross margin driven by pricing initiatives and reduced operating expenses.

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

	Year Ended March 31,
(amounts in thousands, except percentages)	2024	2023	2022
Revenues, net	$114,741	$103,969	$97,296
Operating income	18,704	12,889	11,101
Operating margin	16.3%	12.4%	11.4%

Net revenues for the year ended March 31, 2024 increased $10.8 million, or 10.4%, as compared with the year ended March 31, 2023. The increase was driven by increased volumes as a result of the continued conversion of strong project bookings into revenue and pricing initiatives.

Net revenues for the year ended March 31, 2023 increased $6.7 million, or 6.9%, as compared with the year ended March 31, 2022. The increase was primarily due to sustained commercial activity, retention of market share and pricing initiatives.

Operating income for the year ended March 31, 2024 increased $5.8 million, or 45.1%, as compared with the year ended March 31, 2023. The increase was driven by increased net revenue and a positive impact from pricing initiatives, as well as a $1.2 million gain recognized from the sale of a property previously used in operations. Operating margin of 16.3% for the year ended March 31, 2024 increased as compared to 12.4% for the year ended March 31, 2023. This increase was primarily due to gross margin improvement resulting from pricing initiatives and the aforementioned gain from property sale, along with reduced operating expense as a percentage of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility ("Revolver Borrowings") are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Additionally, we use our Revolver Borrowings to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, make scheduled principal and interest payments on debt and meet our contingent consideration obligations. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities, primarily Revolver Borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, contingent consideration obligations and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

Cash Flow Analysis

	Year Ended March 31,
(amounts in thousands)	2024	2023	2022
Net cash provided by operating activities	$164,332	$121,453	$69,089
Net cash used in investing activities	(45,454)	(72,166)	(51,456)
Net cash used in financing activities	(114,073)	(46,840)	(13,039)

Our cash balance at March 31, 2024 was $22.2 million, as compared with $18.5 million at March 31, 2023.

For the year ended March 31, 2024, our cash provided by operating activities was $164.3 million, as compared with $121.5 million and $69.1 million for the years ended March 31, 2023 and 2022, respectively.

•Working capital provided cash for the year ended March 31, 2024 due to higher accounts payable and other current liabilities ($12.3 million), lower inventories ($10.4 million), lower prepaid expenses and other current assets ($4.6 million) and lower other assets ($1.1 million), partially offset by higher accounts receivable ($17.9 million).

•Working capital used cash for the year ended March 31, 2023 due to higher inventories ($11.4 million) and lower accounts payable and other current liabilities ($7.0 million), and higher prepaid expenses and other current assets ($1.3 million), partially offset by lower accounts receivable ($1.1 million).

•Working capital used cash for the year ended March 31, 2022 due to higher inventory ($49.4 million) and higher accounts receivable ($26.7 million), partially offset by higher accounts payable and other current liabilities ($28.0 million) and lower prepaid expenses and other assets ($3.5 million).

Cash flows used in investing activities during the year ended March 31, 2024 were $45.5 million as compared with $72.2 million and $51.5 million for the years ended March 31, 2023 and 2022, respectively.

•Capital expenditures during the years ended March 31, 2024, 2023 and 2022 were $16.6 million, $14.0 million and $15.7 million, respectively. Our capital expenditures have been focused on capacity expansion, continuous improvement and automation, safety enhancements, enterprise resource planning systems and new product introductions.

•During the year ended March 31, 2024, we acquired Dust Free for an aggregate purchase price of $34.7 million comprised of $27.4 million in cash consideration (net of cash received). Additionally, $2.4 million cash was paid for immaterial product line acquisitions and a deferred payment of $2.5 million was remitted to the Falcon sellers due to the performance obligation being met.

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

Cash flows used in financing activities during the years ended March 31, 2024, 2023 and 2022 were $114.1 million, $46.8 million and $13.0 million, respectively. Cash outflows resulted from:

•Net borrowings (payments) from our Revolving Credit Facility and the Whitmore Term Loan (as discussed in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report) of $(87.0) million, $0.2 million and $10.4 million during the years ended March 31, 2024, 2023 and 2022, respectively.

•Payments of $0.0 million, $0.7 million and $2.3 million of underwriting discounts and fees in connection with amending our Revolving Credit Facility during the years ended March 31, 2024, 2023 and 2022, respectively, as discussed in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report.

•Proceeds from the redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $0.0 million, $3.0 million and $6.3 million during the years ended March 31, 2024, 2023 and 2022, respectively, as discussed in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report.

•Repurchases of shares under our share repurchase programs (as discussed in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report) of $10.5 million, $35.7 million and $14.4 million during the years ended March 31, 2024, 2023 and 2022, respectively.

•Dividend payments of $11.8 million, $10.6 million and $9.5 million were paid during the years ended March 31, 2024, 2023 and 2022, respectively.

We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our Revolving Credit Facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

Acquisitions

We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise capital, is a critical consideration in any such evaluation. During the year ended March 31, 2024, we acquired 100% of the outstanding equity of Dust Free, based in Royse City, Texas, for an aggregate purchase price of $34.7 million. During the year ended March 31, 2023, we acquired 100% of the outstanding equity of Falcon, based in Temecula, California, for an aggregate purchase price of $37.1 million and the assets of CG and ACG and related intellectual properties, based in Orlando, Florida, for an aggregate purchase price of $22.1 million. During the year ended March 31, 2022, we acquired 100% of the outstanding equity of Shoemaker for an aggregate purchase price of $43.6 million. These acquisitions were funded through a combination of cash on hand, borrowings under our Revolving Credit Facility and stock consideration. See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our acquisitions.

Debt

Our long-term debt obligation consists of the Revolver Borrowings with a maturity date in fiscal 2027. As of March 31, 2024, we had $166.0 million in outstanding Revolver Borrowings, which resulted in a borrowing capacity of $334.0 million. See Note 8 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our indebtedness.

Dividends

Total dividends of $11.9 million were paid during the year ended March 31, 2024. On April 12, 2024, we declared a quarterly dividend and announced an increase of our quarterly dividend rate to $0.21 per share, paid on May 10, 2024 to shareholders of record as of April 26, 2024. We currently expect to continue to pay a regular quarterly dividend to shareholders in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial conditions, results of operations, capital requirements, and other factors, including those set forth under Item 1A. "Risk Factors" of this Annual Report. See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of dividends.

Share Repurchase Program

On October 30, 2020, our Board of Directors approved a repurchase program authorizing the repurchase of up to $100.0 million of our common stock, which replaced a prior $75.0 million repurchase program. On December 16, 2022, we announced that our Board of Directors authorized a new $100.0 million share repurchase program, which replaced the previously announced $100.0 million program. Under the current $100.0 million repurchase program, 53,133 shares were repurchased during the year ended March 31, 2024 for $10.5 million and no shares were repurchased during the year ended March 31, 2023. Under the prior $100.0 million repurchase program, 336,347 shares were repurchased during the year ended March 31, 2023 for $35.7 million. A total of 462,462 shares had been repurchased for an aggregate amount of $50.1 million under the prior $100.0 million program. As of March 31, 2024, a total of 53,133 shares had been repurchased for an aggregate amount of $10.5 million under the current $100.0 million program. Our Board of Directors has established an expiration of December 31, 2024 for the current $100.0 million repurchase program and we currently expect to continue to repurchase shares in the near future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. Risk Factors of this Annual Report. See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our share repurchase program.
Capital Expenditures

During the year ended March 31, 2024, we invested $16.6 million in capital expenditures related to continuous improvement and automation, safety, capacity expansion, enterprise resource planning systems and new product introductions. We plan to continue investing in capital expenditures in the future to improve manufacturing productivity, enhance operational safety, upgrade information technology infrastructure and security and implement advanced technologies for our existing facilities.

Contractual Obligations

Our contractual obligations as of March 31, 2024 primarily included purchase obligations and operating lease commitments. Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable without penalty. We expect to incur $62.3 million in purchase obligations over the next 12 months. For operating lease commitments, see Note 9 to our consolidated financial statements included in Item 8 of this Annual Report.

CRITICAL ACCOUNTING ESTIMATES

The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. The most significant estimates made by management include: timing and amount of revenue recognition; realization of the deferred taxes and measurement of tax reserves; and valuation of goodwill and indefinite-lived intangible assets, both at the time of initial acquisition, as well as part of recurring impairment analyses, as applicable. The significant estimates are reviewed at least annually, if not quarterly, by management. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.

Our critical accounting policies are those policies that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represent our critical accounting policies. For a summary of all of our significant accounting policies, see Note 1 to our consolidated financial statements included in Item 8 of this Annual Report. Management has discussed our critical accounting estimates and policies with the Audit Committee of our Board of Directors.

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

During the year ended March 31, 2024, we released a reserve of $1.5 million including accrued interest of $0.2 million and accrued penalty of $0.2 million, as a result of the lapse of statute for the 2019 period. We also recorded additional uncertain tax position reserve of $1.7 million, including accrued interest of $1.2 million and accrued penalty of $0.5 million on historical tax positions. We also recorded an additional $0.2 million uncertain tax position reserve and a corresponding tax indemnification asset through purchase accounting in connection with the Falcon acquisition during the measurement period.

During the year ended March 31, 2023, we released a reserve of $1.6 million primarily as a result of the conclusion of TRUaire's Vietnam's audit for the tax periods from January 1, 2019 to March 31, 2022 (discussed below), including accrued interest of $0.4 million and accrued penalties of $0.5 million. We also recorded total tax reserves of $2.8 million, including accrued interest and penalty of $0.1 million and $0.2 million, respectively, through purchase accounting in connection with the Falcon Stainless acquisition. For the year ended March 31, 2023, we recorded an additional tax reserve of less than $0.1 million, accrued interest of $0.7 million and accrued penalty of $0.6 million.

The Company expects $3.3 million of existing reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire. Our federal income tax returns remain subject to examination for the years ended March 31, 2023, 2022 and 2021. Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

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

Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We bypassed the qualitative assessment and proceeded directly to the quantitative test. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Our quantitative test performed as of January 31, 2024 indicated that no goodwill impairment loss should be recognized for the year ended March 31, 2024. There was no impairment loss recognized for the years ended March 31, 2023 and 2022, respectively.

We have indefinite-lived intangible assets in the form of trademarks. We test these intangible assets for impairment at least annually as of January 31 or whenever events or circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future sales projections and terminal value growth rate. These inputs are considered non-recurring level three inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded a $1.5 million impairment for the year ended March 31, 2024 relating to a trademark, and no impairment for the fiscal years March 31, 2023 and 2022.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on the interest expense associated with our outstanding indebtedness. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As discussed in Note 10, the Whitmore Term Loan interest rate swap was terminated on January 9, 2023. On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility (defined in Note 8). At March 31, 2024, we had $66.0 million in unhedged variable rate indebtedness with an average interest rate of 6.68%. Starting in April 2024, each quarter point change in interest rates would result in a change of approximately $0.2 million in our interest expense on an annual basis, inclusive of the interest rate swap.

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

Foreign Currency Exchange Rate Risk

We conduct a portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net (losses) gains associated with foreign currency translation of $(1.9) million, $(3.8) million and a loss of less than $0.1 million for the years ended March 31, 2024, 2023 or 2022, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of $0.3 million, $0.4 million and $(0.2) million for the years ended March 31, 2024, 2023 or 2022, respectively, which are included in other income (expense), net on our consolidated statements of operations.

Based on a sensitivity analysis as of March 31, 2024, a 10% change in the foreign currency exchange rates for the year ended March 31, 2024 would have impacted our income by approximately 5%. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CSW Industrials Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 23, 2024 expressed an unqualified opinion.

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

Valuation of Customer Lists Intangible Asset – Dust Free, LP
As described further in note 2 to the financial statements, on February 6, 2024, the Company completed the acquisition of Dust Free LP, for an aggregate purchase price of $34.7 million. The Company’s accounting for the acquisition required the estimation of the fair value of assets acquired and liabilities assumed, which included a customer lists intangible asset of $20.1 million. The estimated fair value of the customer lists intangible asset was determined using the excess earnings method. We identified the estimation of the fair value of the customer lists intangible asset in management’s purchase price allocation as a critical audit matter.

The principal consideration for our determination that the valuation of the customer lists intangible asset is a critical audit matter is the significant estimation uncertainty involved in determining fair value. The significant assumptions include the expected revenues growth rates, gross profit margins, EBITDA margins, and the discount rate. These assumptions required a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions and involved the use of valuation specialists.

Our audit procedures related to the valuation of the customer lists intangible asset included the following, among others.
•We tested the effectiveness of internal controls over management’s valuation of the customer lists intangible asset.
•We evaluated the methodologies and tested the significant assumptions used by the company by involving valuation specialists to evaluate the appropriateness of the methodology and the significant assumptions in the fair value estimate by comparing the discount rate to relevant observable market data.
•We tested the underlying data by comparing the estimated future revenues, gross profit margins, and EBITDA margins to historical operating results, as well as tested the completeness and accuracy of the underlying data used in the excess earnings method valuation.
•We also evaluated corroborative and contrary evidence when evaluating the estimated future revenues growth rates, gross profit margins, EBITDA margins, and discount rate assumptions.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas
May 23, 2024

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands, except per share amounts)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$22,156	$18,455
Accounts receivable, net	142,665	122,753
Inventories, net	150,749	161,569
Prepaid expenses and other current assets	15,840	20,279
Total current assets	331,410	323,056
Property, plant and equipment, net	92,811	88,235
Goodwill	247,191	242,740
Intangible assets, net	318,819	318,903
Other assets	53,095	70,519
Total assets	$1,043,326	$1,043,453

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,387	$40,651
Accrued and other current liabilities	67,449	67,388
Total current liabilities	115,836	108,039
Long-term debt	166,000	253,000
Retirement benefits payable	1,114	1,158
Other long-term liabilities	125,298	137,117
Total liabilities	408,248	499,314
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	19,355	18,464
Equity:
Common shares, $0.01 par value	164	163
Shares authorized – 50,000
Shares issued – 16,466 and 16,378, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	137,253	123,336
Treasury shares, at cost (952 and 902 shares, respectively)	(95,643)	(82,734)
Retained earnings	583,075	493,319
Accumulated other comprehensive loss	(9,126)	(8,409)
Total equity	615,723	525,675
Total liabilities and equity	$1,043,326	$1,043,453

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(Amounts in thousands, except per share amounts)	2024	2023	2022
Revenues, net	$792,840	$757,904	$626,435
Cost of revenues	(442,095)	(439,690)	(370,473)
Gross profit	350,745	318,214	255,962
Selling, general and administrative expenses	(191,627)	(179,148)	(158,582)
Operating income	159,118	139,066	97,380
Interest expense, net	(12,723)	(13,197)	(5,449)
Other income (expense), net	(5,915)	42	(466)
Income before income taxes	140,480	125,911	91,465
Provision for income taxes	(37,941)	(29,337)	(24,146)
Net income	102,539	96,574	67,319
Income attributable to redeemable noncontrolling interest	(891)	(139)	(934)
Net income attributable to CSW Industrials, Inc.	$101,648	$96,435	$66,385

Basic earnings per common share:	$6.54	$6.22	$4.21

Diluted earnings per common share:	$6.52	$6.20	$4.20

Weighted average number of shares outstanding:
Basic	15,533	15,509	15,755
Diluted	15,581	15,546	15,807

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(Amounts in thousands)	2024	2023	2022
Net income	$102,539	$96,574	$67,319
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,947)	(3,752)	(44)
Cash flow hedging activity, net of taxes of $(326), $(41) and $(142), respectively	1,225	156	533
Pension and other postretirement effects, net of taxes of $(1), $(67) and $(138), respectively	5	261	433
Other comprehensive income (loss)	(717)	(3,335)	922
Comprehensive income	$101,822	$93,239	$68,241
Less: Comprehensive income attributable to redeemable noncontrolling interest	(891)	(139)	(934)
Comprehensive income attributable to CSW Industrials, Inc.	$100,930	$93,100	$67,307

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2021	$161	$(34,075)	$104,690	$350,669	$(5,996)	$415,449
Share-based compensation	—	—	8,450	—	—	8,450
Stock activity under stock plans	1	(4,884)	—	—	—	(4,883)
Reissuance of treasury shares	—	6,938	(289)	—	—	6,649
Repurchase of common shares	—	(14,427)	—	—	—	(14,427)
Net income	—	—	—	66,385	—	66,385
Dividends	—	—	73	(9,532)	—	(9,459)
Other comprehensive income, net of tax	—	—	—	—	922	922
Balance at March 31, 2022	$162	$(46,448)	$112,924	$407,522	$(5,074)	$469,086
Share-based compensation	—	—	9,752	—	—	9,752
Stock activity under stock plans	1	(3,417)	—	—	—	(3,416)
Reissuance of treasury shares	—	2,786	578	—	—	3,364
Repurchase of common shares	—	(35,655)	—	—	—	(35,655)
Net income	—	—	—	96,435	—	96,435
Dividends	—	—	82	(10,638)	—	(10,556)
Other comprehensive income, net of tax	—	—	—	—	(3,335)	(3,335)
Balance at March 31, 2023	$163	$(82,734)	$123,336	$493,319	$(8,409)	$525,675
Share-based compensation	—	—	11,537	—	—	11,537
Stock activity under stock plans	1	(4,966)	—	—	—	(4,965)
Reissuance of treasury shares	—	2,526	2,293	—	—	4,819
Repurchase of common shares	—	(10,469)	—	—	—	(10,469)
Net income	—	—	—	101,648	—	101,648
Dividends	—	—	87	(11,892)	—	(11,805)
Other comprehensive income, net of tax	—	—	—	—	(717)	(717)
Balance at March 31, 2024	$164	$(95,643)	$137,253	$583,075	$(9,126)	$615,723

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(Amounts in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$102,539	$96,574	$67,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,961	12,838	11,572
Amortization of intangible and other assets	23,688	22,716	25,314
Provision for inventory reserves	4,229	1,522	1,553
Provision for credit losses	814	2,013	1,498
Share-based and other executive compensation	11,537	9,751	8,450
Net gain on disposals of property, plant and equipment	(2,677)	104	(85)
Net pension benefit	67	150	31
Impairment of assets	1,600	156	—
Net deferred taxes	(2,497)	(6,011)	(3,261)
Changes in operating assets and liabilities:
Accounts receivable	(17,897)	1,105	(26,729)
Inventories	10,364	(11,422)	(49,403)
Prepaid expenses and other current assets	4,608	(1,282)	3,479
Other assets	1,146	458	626
Accounts payable and other current liabilities	12,293	(7,000)	27,983
Retirement benefits payable and other liabilities	557	(219)	742
Net cash provided by operating activities	164,332	121,453	69,089
Cash flows from investing activities:
Capital expenditures	(16,575)	(13,951)	(15,653)
Proceeds from sale of assets held for investment	1,665	—	—
Proceeds from sale of assets	2,185	120	139
Cash paid for acquisitions	(32,729)	(58,335)	(35,942)
Net cash used in investing activities	(45,454)	(72,166)	(51,456)
Cash flows from financing activities:
Borrowings on lines of credit	112,319	143,177	94,000
Repayments of lines of credit	(199,319)	(142,952)	(83,561)
Payments of deferred loan costs	—	(710)	(2,328)
Purchase of treasury shares	(15,268)	(39,072)	(19,311)
Proceeds from stock option activity	—	272	1,327
Proceeds from acquisition of redeemable noncontrolling interest shareholder	—	3,000	6,293
Dividends paid to shareholders	(11,805)	(10,555)	(9,459)
Net cash used in financing activities	(114,073)	(46,840)	(13,039)
Effect of exchange rate changes on cash and equivalents	(1,104)	(611)	1,937
Net change in cash and cash equivalents	3,701	1,836	6,531
Cash and cash equivalents, beginning of period	18,455	16,619	10,088
Cash and cash equivalents, end of period	$22,156	$18,455	$16,619
Supplemental non-cash disclosure:
Cash paid during the year for interest	$12,254	$12,502	$4,955
Cash paid during the year for income taxes	39,295	41,476	20,485

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CSWI is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, general industrial, plumbing, energy, rail transportation and mining. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Balco®, Cover GuardTM, Deacon®, Dust Free®, Falcon Stainless®, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

Basis of Presentation – The consolidated financial position, results of operations and cash flows included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“Annual Report”) include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – We consider all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. We maintain our cash and cash equivalents at financial institutions for which the combined account balances in individual institutions may exceed insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of insurance coverage. We had deposits in domestic banks of $12.6 million and $10.1 million at March 31, 2024 and 2023, respectively, and balances of $9.5 million and $8.4 million were held in foreign banks at March 31, 2024 and 2023, respectively.

Accounts Receivable, Allowance for Credit Losses and Credit Risk – Trade accounts receivables are recorded at the invoiced amounts and do not bear interest. We record an allowance for credit losses on trade receivables that, when deducted from the gross trade receivables balance, presents the net amount expected to be collected. We estimate the allowance based on an aging schedule and according to historical losses as determined from our billings and collections history. This may be adjusted after consideration of customer-specific factors such as financial difficulties, liquidity issues or insolvency, as well as both current and forecasted macroeconomic conditions as of the reporting date. We adjust the allowance and recognize credit losses in the income statement each period. Trade receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible. Subsequent recoveries of amounts previously written off are reflected as a reduction to periodic credit losses in the income statement. Our allowance for expected credit losses for trade receivables as of March 31, 2024 was $0.9 million, compared to $1.4 million as of March 31, 2023.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We bypassed the qualitative assessment and proceeded directly to the quantitative test. If the carrying value of a reporting unit exceeds it fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit base on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants and are considered non-recurring Level III inputs within the fair value hierarchy. No goodwill impairment loss was recognized as a result of the impairment tests for the years ended March 31, 2024, 2023 or 2022.

We have intangible assets consisting of patents, trademarks, customer lists and non-compete agreements. Definite-lived intangible assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In addition, we have other trademarks that are considered to have indefinite lives. We test indefinite-lived intangible assets for impairment at least annually as of January 31 or whenever events or circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future sales projections and terminal value growth rate. These inputs are considered non-recurring Level III inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount. We recorded a $1.5 million impairment of a trademark for the year ended March 31, 2024, and no impairment for the fiscal years ended March 31, 2023 and 2022.

Property Held for Investment – One of our operating subsidiaries holds and manages a non-operating property, which is valued at lower of cost or market and will be disposed of as opportunities arise to maximize value.

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

Recurring fair value measurements include redeemable noncontrolling interest, investments in derivative instruments and contingent consideration liability. The redemption value of the redeemable noncontrolling interest is estimated using a discounted cash flow analysis, which requires management judgment with respect to future revenue, operating margins, growth rates and discount rates and is classified as Level III under the fair value hierarchy. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves, and are classified as Level II under the fair value hierarchy. The fair value of the contingent consideration liability is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is initially recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value, with any change in the fair value recorded in Other income (expense), net in the Consolidated Statements of Operations. The change in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and in assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. As of March 31, 2024 and 2023, the contingent consideration liability reported in the balance sheets was $7.2 million and $0.6 million, respectively.

The redemption value of the redeemable noncontrolling interest is included in Note 3. The fair values of our derivative instruments are included in Note 10. The fair value of our contingent consideration is included in Note 13.

Leases – We determine if a contract is or contains a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. Right-of-Use (“ROU”) assets and lease liabilities are initially recognized at the commencement date based on the present value of remaining lease payments over the lease term calculated using our incremental borrowing rate, unless the implicit rate is readily determinable. ROU assets represent the right to use an underlying asset for the lease term, including any upfront lease payments made and excluding lease incentives. Lease liabilities represent the obligation to make future lease payments throughout the lease term. As most of our operating leases do not provide an implicit rate, we apply our incremental borrowing rate to determine the present value of remaining lease payments. Our incremental borrowing rate is determined based on information available at the commencement date of the lease. The lease term includes renewal periods when we are reasonably certain to exercise the option to renew. The ROU asset is amortized over the

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected lease term. Lease and non-lease components, when present on our leases, are accounted for separately. Leases with an initial term of 12 months or less are excluded from recognition in the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our consolidated income statements as the obligation is incurred. As of March 31, 2024, we did not have material leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

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

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under interest rate swap agreements and expect all counterparties to meet their obligations. If necessary, we adjust the values of our derivative contracts for our or our counterparties’ credit risk.

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

Redeemable Noncontrolling Interests - Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to Shell's 50% equity interest in the Whitmore JV and is classified in temporary equity that is reported between liabilities and shareholders' equity on our Consolidated Balance Sheets initially at its formation-date fair value. We adjust the redeemable noncontrolling interest each reporting period for the net income or loss attributable to the noncontrolling interest. We also make a measurement period adjustment, if any, to adjust the redeemable noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income or net income attributable to CSWI. The redemption value of the redeemable noncontrolling interest is estimated using a discounted cash flow analysis, which requires management judgment with respect to future revenue, operating margins, growth rates and discount rates. Net income or loss attributable to the redeemable noncontrolling interests are presented as a separate line on the consolidated statements of operations which is necessary to identify the income or loss specifically attributable to CSWI. The financial results and position of the redeemable noncontrolling interest acquired through the formation of the Whitmore JV are included in their entirety in our consolidated statements of operations and consolidated balance sheets beginning with the first quarter of fiscal 2022.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer. As such, we present revenue net of sales and other similar taxes. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues. Costs to obtain a contract, which include sales commissions recorded in selling, general and administrative expense, are generally expensed when incurred as the amortization period is one year or less. We do not have customer contracts that include significant financing components.

Research and Development ("R&D") – R&D costs are expensed as incurred. Costs incurred for R&D primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in R&D activities. R&D costs included in selling, general and administrative expense were $5.9 million, $4.8 million and $4.8 million for the years ended March 31, 2024, 2023 and 2022, respectively.

Share-based Compensation – Share-based compensation is measured at the grant-date fair value. The exercise price of stock option awards and the fair value of restricted share awards are set at the closing price of our common stock on the Nasdaq Global Select Market on the date of grant, which is the date such grants are authorized by our Board of Directors. The fair value of performance-based restricted share awards is determined using a Monte Carlo simulation model incorporating all possible outcomes against the Russell 2000 Index. The fair value of share-based payment arrangements is amortized on a straight-line basis to compensation expense over the period in which the restrictions lapse based on the expected number of shares that will vest. Share-based compensation expense, net of estimated forfeitures, is included in selling, general and administrative expenses. The forfeiture rate is estimated upon grant and is adjusted when actual forfeitures occur. Upon the vesting of granted shares, the participants may elect to cover tax withholdings by selling back a portion of vested shares to the Company. In such cases, we repurchase the shares from the participant to satisfy the minimum tax withholding requirements on their behalf and report such share repurchase as a financing cash outflow in the consolidated statement of cash flows. To cover the exercise of options and vesting of restricted shares, we generally issue new shares from our authorized but unissued share pool, although we may instead issue treasury shares in certain circumstances.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes, Deferred Taxes and Tax Valuation Allowances – We apply the liability method in accounting and reporting for income taxes. Under the liability approach, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates expected to be in effect when these differences are expected to reverse. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized in the period that includes the enactment date. The deferred income tax assets are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not to be realized. This analysis is performed on a jurisdictional basis and reflects our ability to utilize these deferred tax assets through a review of past, current and estimated future taxable income in addition to the establishment of viable tax strategies that will result in the utilization of the deferred assets.

We recognize income tax related interest and penalties, if any, as a component of income tax expense.

Unremitted Earnings – During the fiscal quarter ended March 31, 2023, we lifted our assertion that the earnings of Greco Canada are indefinitely invested outside of the U.S. As of fiscal year ended March 31, 2024, we assert that all of our foreign earnings of the U.K., Australian, Vietnam and Canadian subsidiaries will be remitted to the U.S. through distributions. A provision was made for taxes that may become payable upon distribution of earnings from our foreign subsidiaries. Deferred income tax has not been recognized on any remaining basis difference that is permanently invested outside the United States.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
2.Specialized Reliability Solutions, which provides products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges. This segment is comprised primarily of our Whitmore operating company and the Whitmore JV.
3.Engineered Building Solutions, which provides primarily code-driven products focused on life safety that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional, and multi-family residential buildings. This segment is comprised of our Balco, Greco and Smoke Guard operating companies.
Intersegment sales and transfers are recorded at cost plus a profit margin, with the revenues and related margin on such sales eliminated in consolidation. We do not allocate share-based compensation expense, interest expense or interest income to our segments. Our corporate headquarters does not constitute a separate segment. The Eliminations and Other segment information is included to reconcile segment data to the consolidated financial statements and includes assets and expenses primarily related to corporate functions and excess non-operating properties.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS

Dust Free, LP

On February 6, 2024, we acquired 100% of the outstanding equity of Dust Free, LP ("Dust Free"), based in Royse City, Texas, for an aggregate purchase price of $34.7 million (including $0.6 million cash acquired), comprised of cash consideration of $27.9 million and contingent considerations initially measured at $6.8 million based on Dust Free meeting defined operational and financial targets over a period of 6 years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 8). The Dust Free products offer residential and commercial indoor air quality and HVAC/R applications and supplement our Contractor Solutions segment's existing product portfolio. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $6.8 million, of which $2.1 million was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations and $4.7 million was determined using a scenario-based analysis on forecasted future results. During the year ended March 31, 2024, we incurred $0.7 million in transaction expenses in connection with the Dust Free acquisition, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solution segment.

The Dust Free acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $4.0 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing plumbing offerings and provide a meaningful value proposition to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($20.1 million), trademark ($1.6 million), accounts receivable ($2.9 million), cash ($0.6 million), inventory ($3.9 million), other current asset ($0.4 million) and equipment ($3.6 million), net of current liabilities (2.3 million). Customer lists are being amortized over 15 years and the definite-life trademark ($0.6 million) is being amortized over 2 years while the indefinite-life trademark ($1.0 million) and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available as of February 6, 2024, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. Dust Free activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

Falcon Stainless, Inc.

On October 4, 2022, we acquired 100% of the outstanding equity of Falcon Stainless, Inc ("Falcon"), based in Temecula, California, for an aggregate purchase price of $37.1 million (including $1.0 million cash acquired), comprised of cash consideration of $34.6 million and an additional payment of $2.5 million due one year from the acquisition date assuming certain business conditions are met, which they were. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 8). Falcon's products are well known among the professional trades for supplying enhanced water flow delivery and supplement our Contractor Solutions segment's existing product portfolio.

The Falcon acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The excess of the purchase price over the fair value of the identifiable assets acquired was $17.5 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing plumbing offerings and provide a meaningful value proposition to our customers. The allocation of the fair value of the net assets acquired comprises customer lists ($17.7 million), trademark ($4.7 million), accounts receivable ($1.4 million), cash ($1.0 million), inventory ($0.7 million), other current asset ($0.1 million) and other assets ($3.0 million), net of current liabilities (0.7 million) and other liabilities ($8.4 million). Customer lists are being amortized over 15 years, while the trademark and goodwill are not being amortized.  The Company completed the analysis of the assets acquired, liabilities assumed and the related allocation during the three months ended December 31, 2023. Goodwill and all intangible assets are not deductible for income tax purposes. Falcon activity has been included in our Contractor Solutions segment since the acquisition date.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cover Guard, Inc. and AC Guard, Inc.

On July 8, 2022, we acquired the assets of Cover Guard, Inc. (“CG”) and AC Guard, Inc. ("ACG"), based in Orlando, Florida, for an aggregate purchase price of $18.4 million, comprised of cash consideration of $18.0 million and additional contingent consideration initially measured at $0.4 million based on CG and ACG meeting defined financial targets over a period of 5 years. In conjunction with the acquisition, we agreed to pay an additional $3.7 million, comprised of cash consideration of $1.5 million and 5-year annuity payments (value of $2.2 million) to a third party to secure the related intellectual property. The total cash consideration at closing of $19.5 million was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 8). CG and ACG product lines further expand Contractor Solutions’ offering of leading HVAC/R accessories, including lineset covers and HVAC/R condenser protection cages. Through these differentiated products, our Contractor Solutions segment expects to achieve incremental ductless and ducted HVAC/R market penetration. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $0.4 million and was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations.

The CG and ACG acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over fair value of the identifiable assets acquired was $1.8 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R and plumbing offerings and provide a meaningful value proposition to our customers. The allocation of the fair value of the net assets acquired included customer lists ($9.8 million), patent ($1.8 million), trademarks ($0.7 million), inventory ($3.1 million), accounts receivable ($0.9 million) and equipment ($0.3 million). Customer lists and patents are being amortized over 15 years and 10 years, respectively, while trademarks and goodwill are not being amortized.  The Company completed the analysis of the assets acquired, liabilities assumed and the related allocation during the three months ended September 30, 2023. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. CG and ACG activity has been included in our Contractor Solutions segment since the acquisition date.

The additional $3.7 million we agreed to pay a third party was accounted for as an acquisition of intellectual property and is amortized over 15 years.

Shoemaker Manufacturing, LLC

On December 15, 2021, we acquired 100% of outstanding equity of Shoemaker Manufacturing, LLC (“Shoemaker”), based in Cle Elum, Washington, for an aggregate purchase price of $43.6 million, including working capital and closing cash adjustments and expected contingent consideration. Shoemaker offers high-quality customizable GRD for commercial and residential markets, and expands CSWI’s HVAC/R product offering and regional exposure in the northwest U.S. The aggregate purchase price was comprised of cash consideration of $38.6 million (including $1.2 million cash acquired), 25,483 shares of the Company's common stock valued at $3.0 million at transaction close and additional contingent consideration of up to $2.0 million based on Shoemaker meeting a defined financial target during the quarter ended March 31, 2022, which was achieved. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility. The 25,483 shares of common stock delivered to the sellers as consideration were issued from treasury shares. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a current liability of $2.0 million and was determined using a scenario-based analysis on forecasted future results. In May 2022, the full earn-out amount of $2.0 million was remitted to the sellers as the performance obligation had been met. During the year ended March 31, 2022, we incurred $0.7 million in transaction expenses in connection with the Shoemaker acquisition, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solution segment.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31,
	2024	2023
Cash	$5,909	$7,519
Accounts receivable, net	8,094	7,376
Inventories, net	3,851	2,971
Prepaid expenses and other current assets	138	115
Property, plant and equipment, net	14,241	11,923
Intangible assets, net	5,669	6,478
Other assets	315	137
Total assets	$38,217	$36,519

Accounts payable	$6,004	$6,274
Accrued and other current liabilities	1,463	1,417
Other long-term liabilities	206	66
Total liabilities	$7,673	$7,757

For the year ended March 31, 2024, 2023 and 2022, the Whitmore JV generated net income of $1.8 million, $0.3 million and $1.9 million, respectively.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member during the month of July 2024 and every two years afterwards. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the year ended March 31, 2024 were as follows (in thousands):

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,
	2024	2023
Balance at beginning of the year	$18,464	$15,325
Net income attributable to redeemable noncontrolling interest	891	139
Contributions from noncontrolling interest	—	3,000
Balance at end of the year	$19,355	$18,464

4. GOODWILL AND INTANGIBLE ASSETS

During the three months ended June 30, 2021, we revised our segment structure creating three reportable segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. As part of our segment realignment, we changed our reporting units and reallocated existing goodwill to each of the new reportable segments and associated reporting units, based on management's estimate of the relative fair value of each reporting unit. The result of this reallocation of goodwill has been recast, by reportable segment, as of March 31, 2021.

The changes in the carrying amount of goodwill for the years ended March 31, 2024 and 2023 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at April 1, 2022	$190,152	$9,499	$25,007	$224,658
Falcon acquisition	17,417	—	—	17,417
CG and ACG acquisitions	1,686	—	—	1,686
Shoemaker acquisition	6	—	—	6
Currency translation	(101)	(221)	(705)	(1,027)
Balance at March 31, 2023	$209,160	$9,278	$24,302	$242,740
Dust Free acquisition	3,951	—	—	3,951
Falcon acquisition	85	—	—	85
CG and ACG acquisitions	107	—	—	107
Other acquisitions	261	—	—	261
Currency translation	(20)	80	(13)	47
Balance at March 31, 2024	$213,544	$9,358	$24,289	$247,191

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our intangible assets for the years ended March 31, 2024 and 2023 (in thousands, except years):

		March 31, 2024		March 31, 2023
	Wtd Avg Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$15,084	$(9,306)	$13,608	$(8,546)
Customer lists and amortized trademarks	14	346,136	(103,407)	324,472	(81,901)
Non-compete agreements	6	1,000	(453)	950	(272)
Other	10	6,275	(2,649)	6,377	(2,235)
		$368,495	$(115,815)	$345,407	$(92,954)
Trade names and trademarks not being amortized (a):		$66,139	$—	$66,450	$—
(a) In the fiscal quarter ended March 31, 2024, we recorded a $1.5 million impairment relating to a trademark, included in selling, general and administrative expenses, for our Contractor Solutions segment.

Amortization expense for the years ended March 31, 2024, 2023 and 2022 was $22.9 million, $22.1 million and $24.8 million (including the amortization of inventory purchase accounting adjustment of $3.9 million) respectively. The following table presents the estimated future amortization of finite-lived intangible assets for the next five fiscal years ending March 31 (in thousands):

2025	$23,412
2026	23,015
2027	21,937
2028	21,537
2029	21,460
Thereafter	141,319
Total	$252,680

5. SHARE-BASED COMPENSATION

We maintain the shareholder-approved 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provides for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of March 31, 2024, 336,032 shares were available for issuance under the 2015 Plan.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded share-based compensation expense, net of estimated forfeitures, for restricted stock as follows for the years ended March 31, 2024, 2023 and 2022 (in thousands):

	Year Ended March 31,
	2024	2023	2022
Share-based compensation expense	$11,537	$9,751	$8,450
Related income tax benefit (a)	(2,885)	(2,438)	(2,197)
Net share-based compensation expense	$8,652	$7,313	$6,253
(a) Income tax benefit is estimated using the statutory rate

Stock option activity, which represents outstanding CSWI awards held by CSWI employees resulting from the conversion of Capital Southwest stock options held by former Capital Southwest employees, was as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding and Exercisable at April 1, 2022	10,800	$25.23
Exercised	(10,800)	25.23
Outstanding and Exercisable at March 31, 2023	—	—	0.0	$—
Exercised	—	—
Outstanding and Exercisable at March 31, 2024	—	$—	0.0	$—

No options were granted or vested during the years ended March 31, 2024, 2023 and 2022, and all stock options were vested and recognized prior to the year ended March 31, 2019. The intrinsic value of options exercised during the years ended March 31, 2024, 2023 and 2022 was $0.0 million, $1.2 million and $5.8 million, respectively. Cash received for options exercised during the years ended March 31, 2024, 2023 and 2022 was $0.0 million, $0.3 million and $1.3 million, respectively, and the tax benefit received was $0.0 million, $0.3 million and $1.4 million, respectively. As of March 31, 2024, there were no outstanding stock options.

Restricted stock activity was as follows:

	Year Ended March 31, 2024
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2023	232,051	$138.14
Granted	90,510	185.62
Vested	(95,995)	89.51
Canceled	(5,003)	142.09
Outstanding at March 31, 2024	221,563	$166.62
During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of March 31, 2024 and 2023 included 96,945 and 99,463 shares (at target), respectively, with performance-based vesting provisions, having vesting ranges from 0-200% based on predefined performance targets with market conditions. Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares. Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 29,120 and 21,087 awards with performance-based vesting provisions during the years ended March 31, 2024 and 2023, respectively, with a vesting range of 0-200%.

At March 31, 2024, we had unrecognized compensation cost related to unvested restricted shares of $19.6 million, which will be amortized into net income over the remaining weighted average vesting period of 2.16 years. The total fair value of restricted shares vested during the years ended March 31, 2024 and 2023 was $14.9 million and $10.2 million, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVENTORY

Inventories are stated at the lower of cost or net realizable value and include raw materials, supplies, direct labor and manufacturing overhead. Inventories are accounted for using a standard costing methodology, which approximates cost on a first-in, first-out (“FIFO”) basis.

The Inventories, net caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31,
	2024	2023
Raw materials and supplies	$44,866	$48,300
Work in process	5,194	5,250
Finished goods	109,695	113,104
Total inventories	159,755	166,654
Less: Obsolescence reserve	(9,006)	(5,085)
Inventories, net	$150,749	$161,569

7. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Accounts receivable, net consists of the following (in thousands):

	March 31,
	2024	2023
Accounts receivable trade	$138,475	$121,164
Other receivables	5,098	2,954
	143,573	124,118
Less: Allowance for credit losses	(908)	(1,365)
Accounts receivable, net	$142,665	$122,753

Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,
	2024	2023
Prepaid expenses	$10,947	$9,485
Short-term tax indemnification assets	810	7,500
Income taxes receivable	1,955	1,344
Current derivative asset	1,186	877
Other current assets	942	1,073
	$15,840	$20,279

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,
	2024	2023
Land and improvements	$3,162	$3,226
Buildings and improvements	54,411	52,975
Plant, office and laboratory equipment	127,344	112,271
Construction in progress	11,409	12,466
	196,326	180,938
Less: Accumulated depreciation	(103,515)	(92,703)
Property, plant and equipment, net	$92,811	$88,235

Depreciation of property, plant and equipment was $13.9 million, $12.9 million and $11.6 million for the years ended March 31, 2024, 2023 and 2022, respectively. Of these amounts, cost of revenues includes $9.1 million, $8.4 million and $8.3 million, respectively.

Other assets consist of the following (in thousands):

	March 31,
	2024	2023
Right-of-use lease assets	$44,491	$59,815
Long-term tax indemnification assets	1,621	2,849
Deferred financing fees	1,595	2,363
Rent receivable	1,998	2,028
Property held for investment	418	418
Deferred income taxes	359	462
Other	2,613	2,584
Other assets	$53,095	$70,519

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued and other current liabilities consist of the following (in thousands):

	March 31,
	2024	2023
Compensation and related benefits	$29,175	$27,096
Rebates and marketing agreements	15,910	16,158
Income tax payable	2,166	403
Operating lease liabilities	9,443	9,784
Acquisition deferred payments	167	3,427
Non-income taxes liabilities	1,381	1,802
Billings in excess of costs	548	637
Other accrued expenses	8,659	8,081
Accrued and other current liabilities	$67,449	$67,388

Other long-term liabilities consists of the following (in thousands):

	March 31,
	2024	2023
Deferred income taxes	$59,967	$62,144
Operating lease liabilities	39,922	55,590
Tax Reserve	16,954	16,509
Derivative liability	—	1,021
Acquisition deferred payments	8,455	1,853
Other long-term liabilities	$125,298	$137,117

8. LONG-TERM DEBT AND COMMITMENTS

Debt consists of the following (in thousands):

	March 31,
	2024	2023
Revolving Credit Facility, interest rate of 6.68% and 6.21% (a), respectively	$166,000	$253,000
Less: Current portion	—	—
Long-term debt	$166,000	$253,000
(a) Represents the unhedged interest rate effective on March 31, 2024, and 2023, respectively.

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

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), which replaced the First Credit Agreement and provided for a $400.0 million revolving credit facility that contained a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans, with an additional $150.0 million accordion feature. The Second Credit Agreement is scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in underwriting fees, which are being amortized over the life of the Second Credit Agreement. Borrowings under the Second Credit Agreement bore interest at either base rate plus between 0.25% to 1.5% or one-month LIBOR plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable monthly and quarterly, respectively, and the outstanding principal balance is due at the maturity date. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Company and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

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

During the year ended March 31, 2024, we borrowed $112.3 million and repaid $199.3 million under the Revolving Credit Facility. As of March 31, 2024 and 2023, we had $166.0 million and $253.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the Revolving Credit Facility of $334.0 million and $247.0 million, respectively. The financial covenants contained in the Revolving Credit Facility require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Revolving Credit Facility. The Revolving Credit Facility Agreement also requires the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Revolving Credit Facility Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of March 31, 2024.

Interest payments on the first $100.0 million under the Revolving Credit Facility are hedged under an interest rate swap agreement as described in Note 10.

Whitmore Term Loan

Prior to January 20, 2023, Whitmore Manufacturing, LLC (one of our wholly-owned operating subsidiaries) maintained a secured term loan related to the warehouse, corporate office building and remodel of the existing manufacturing and R&D facility. The term loan required a payment of $140,000 each quarter. Borrowings under the term loan bore interest at a variable annual rate equal to one-month LIBOR plus 2.0%. On January 20, 2023, the Whitmore Term Loan was paid off using borrowings under our existing Revolving Credit Facility discussed above. As of March 31, 2024 and 2023, there were no outstanding principal amounts under the Whitmore Term Loan.

Interest payments under the Whitmore Term Loan were hedged under an interest rate swap agreement until January 9, 2023, when the interest rate swap agreement was terminated.

Future Minimum Debt Payments

Future minimum debt payments are as follows for years ending March 31 (in thousands):

2025	$—
2026	—
2027	166,000
2028	—
2029	—
Thereafter	—
Total	$166,000

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 24 years, some of which include escalation clauses and/or options to extend or terminate the leases. We do not currently have any financing lease arrangements.

(in thousands)	March 31, 2024	March 31, 2023
Components of Operating Lease Expenses
Operating lease expense	$10,375	$10,793
Short-term lease expense	694	815
Total operating lease expense (a)	$11,069	$11,608
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	March 31, 2024	March 31, 2023
Operating Lease Assets and Liabilities
Right-of-use lease assets (a)	$44,491	$59,815

Short-term lease liabilities	$9,443	$9,784
Long-term lease liabilities	39,922	55,590
Total operating lease liabilities (b)	$49,365	$65,374
(a) Included in other assets
(b) Included in accrued and other current liabilities and other long-term liabilities, as applicable

(in thousands)	March 31, 2024	March 31, 2023
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$11,523	$11,058
Right-of-use assets obtained in exchange for new operating lease obligations	4,789	2,526
Decrease in right-of-use assets and operating lease liabilities due to lease remeasurement	15,371	—
(a) Included in our condensed consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	6.8	7.0
Weighted average discount rate (percent)	3.4%	2.3%

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31,
2025	$10,779
2026	9,021
2027	8,615
2028	7,170
2029	5,888
Thereafter	13,780
Total lease liabilities	$55,253
Less: Imputed interest	(5,888)
Present value of lease liabilities	$49,365

10. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. All interest rate swaps are highly effective.

Prior to January 9, 2023, we had an interest rate swap to hedge our exposure to variability in cash flows from interest payments on our Whitmore Term Loan. On January 9, 2023, the interest rate swap was terminated and resulted in a cash receipt of $0.2 million.

On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility. This interest rate swap fixes the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our Revolving Credit Facility, and will expire May 18, 2026. As of March 31, 2024, we had $100.0 million of notional amount in outstanding designated interest rate swaps with third parties.

The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	March 31,
	2024	2023
Current derivative asset	$1,186	$877
Non-current derivative assets	221	—
Non-current derivative liabilities	—	1,021

The impact of changes in the fair value of interest rate swaps is included in Note 18.

Current and non-current derivative assets are reported in our consolidated balance sheets in prepaid expenses and other current assets and other assets, respectively. Current and non-current derivative liabilities are reported in our consolidated balance sheets in accrued and other current liabilities and other long-term liabilities, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the years ended March 31, 2024, 2023 and 2022:

	March 31,
(amounts in thousands, except per share data)	2024	2023	2022
Net income	$102,539	$96,574	$67,319
Income attributable to redeemable noncontrolling interest	(891)	(139)	(934)
Net income attributable to CSW Industrials, Inc.	$101,648	$96,435	$66,385
Weighted average shares:
Common stock	15,427	15,401	15,646
Participating securities	106	108	109
Denominator for basic earnings per common share	15,533	15,509	15,755
Potentially dilutive securities	48	37	52
Denominator for diluted earnings per common share	15,581	15,546	15,807

Basic earnings per common share:	$6.54	$6.22	$4.21

Diluted earnings per common share:	$6.52	$6.20	$4.20

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

Under the current $100.0 million repurchase program, 53,133 shares were repurchased during the year ended March 31, 2024 for $10.5 million and no shares were repurchased during the year ended March 31, 2023. Under the prior $100.0 million repurchase program, no shares were repurchased during the year ended March 31, 2024 and 336,347 shares were repurchased during the year ended March 31, 2023 for $35.7 million. A total of 462,462 shares had been repurchased for an aggregate amount of $50.1 million under the prior $100.0 million program. As of March 31, 2024, a total of 53,133 shares were repurchased for an aggregate amount of $10.5 million under the current $100.0 million program.

Dividends

On April 4, 2019, we announced we had commenced a dividend program and that our Board of Directors approved a regular quarterly dividend of $0.135 per share. On April 15, 2021, we announced a quarterly dividend increase to $0.15 per share. On April 14, 2022, we announced a quarterly dividend increase to $0.17 per share. On April 14, 2023, we announced a quarterly dividend increase to $0.19 per share. On April 12, 2024, we announced a quarterly dividend increase to $0.21 per share, which dividend was paid on May 10, 2024 to shareholders of record as of April 26, 2024. Any future dividends at the existing $0.21 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discretion. Total dividends of $11.9 million and $10.6 million were paid during the years ended March 31, 2024 and 2023, respectively.

13. FAIR VALUE MEASUREMENTS

The fair value of interest rate swaps discussed in Note 10 are determined using Level II inputs. The carrying value of our debt, included in Note 8, approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximated their fair values at March 31, 2024 and 2023 due to their short-term nature.

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

The fair value of the contingent consideration liability is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value. The increases or decreases in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and in assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. As of March 31, 2024 and 2023, the contingent consideration liability reported in the balance sheets was $7.2 million and $0.6 million, respectively.

14. RETIREMENT PLANS

We had a frozen qualified defined benefit pension plan (the “Qualified Plan”) that covered certain of our U.S. employees. In September 2019, the Qualified Plan was terminated and resulted in an overall termination charge of $7.0 million.

We maintain a frozen unfunded retirement restoration plan (the “Restoration Plan”) that is a non-qualified plan providing for the payment to participating employees, upon retirement, of the difference between the maximum annual payment permissible under the Qualified Plan pursuant to federal limitations and the amount that would otherwise have been payable under the Qualified Plan. The Restoration Plan was closed to new participants on January 1, 2015 and was amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015. As of March 31, 2024 and 2023, the Restoration Plan reported liabilities of $1.2 million and $1.3 million, respectively.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are assumptions related to the Plans:

	March 31,
	2024	2023	2022
Assumptions used to determine benefit obligations:
Discount rate	5.5%	5.4%	4.0%
Assumptions used to determine net pension expense:
Discount rate	5.4%	4.0%	3.3%

The summary of the changes in the Restoration Plan's pension obligations:

	March 31,
(in thousands)	2024	2023
Benefit obligation at beginning of year	$1,261	$1,447
Interest cost	65	56
Actuarial gain	(3)	(136)
Benefits paid	(106)	(106)
Benefit obligation at end of year	$1,217	$1,261
Accumulated benefit obligation	$1,217	$1,261

The following summarizes amounts recognized in the balance sheets for the Restoration Plan:

	March 31,
(in thousands)	2024	2023
Current liabilities	$(103)	$(103)
Noncurrent liabilities	(1,114)	(1,158)
Unfunded status	$(1,217)	$(1,261)

Net pension expense for the Plans was:

	Year Ended March 31,
(in thousands)	2024	2023	2022
Service cost – benefits earned during the year	$—	$—	$43
Interest cost on projected benefit obligation	65	56	138
Expected return on assets	—	—	(120)
Net amortization and deferral	2	42	69
Pension plan termination (a)	—	453	—
Curtailment impact	—	—	(30)
Net pension expense	$67	$551	$100
(a) Reflects impact of the termination of the Canadian Plan.

No estimated prior service costs or net loss for the Plans will be amortized from accumulated other comprehensive loss into pension expense in the year ended March 31, 2024.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the expected cash benefit payments for the Restoration Plan for fiscal years ending March 31 (in millions):

2025	$0.1
2026	0.1
2027	0.1
2028	0.1
2029	0.1
Thereafter	0.5

Defined Contribution Plan

Effective October 1, 2015, we began to sponsor a defined contribution plan covering substantially all of our U.S. employees. Employees may contribute to this plan, and these contributions are matched 100% by us up to 6.0% of eligible earnings. We also contribute an additional percentage of eligible earnings to employees regardless of their level of participation in the plan, which is discretionary and varies based on profitability. We made total contributions to the plan of $6.3 million and $5.7 million during the years ended March 31, 2024 and 2023, respectively.

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

We recorded total contributions to the ESOP of $4.8 million, $3.1 million and $2.3 million during the years ended March 31, 2024, 2023 and 2022, respectively, based on performance in the prior year. During the year ended March 31, 2024, $4.4 million was recorded to expense based on performance in the year ended March 31, 2024 and is expected to be contributed to the ESOP during the year ending March 31, 2025.

The ESOP held 497,835 and 537,293 shares of CSWI common stock as of March 31, 2024 and 2023, respectively.

15. INCOME TAXES

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA imposes a fifteen percent corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a one percent excise tax on net share repurchases after December 31, 2022. The excise tax on the share repurchase portion of the IRA did not have an impact on our results of operations or financial position for the year ended March 31, 2023 or March 31, 2024. We do not expect the Corporate AMT, excise tax or other provisions of the IRA to have a material impact on our consolidated financial statements.

Income before income taxes was comprised of the following (in thousands):

	Year Ended March 31,
	2024	2023	2022
U.S. Federal	$127,647	$118,181	$87,607
Foreign	12,833	7,730	3,858
Income before income taxes	$140,480	$125,911	$91,465

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense consists of the following (in thousands):

For the year ended:	Current	Deferred	Total
March 31, 2024
U.S. Federal	$28,832	$(2,560)	$26,272
State and local	8,057	(10)	8,047
Foreign	3,444	178	3,622
Provision for income taxes	$40,333	$(2,392)	$37,941
March 31, 2023
U.S. Federal	$27,920	$(3,549)	$24,371
State and local	6,135	(2,471)	3,664
Foreign	1,482	(180)	1,302
Provision for income taxes	$35,537	$(6,200)	$29,337
March 31, 2022
U.S. Federal	$20,139	$(1,578)	$18,561
State and local	5,271	761	6,032
Foreign	638	(1,085)	(447)
Provision for income taxes	$26,048	$(1,902)	$24,146

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0% to income before income taxes as a result of the following (in thousands):

	Year Ended March 31,
	2024	2023	2022
Computed tax expense at statutory rate	$29,501	$26,441	$19,206
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefits	6,358	2,895	4,765
Tax indemnification asset release	1,789	—	—
Nondeductible executive compensation	1,196	1,555	992
Repatriation tax, net of tax credit	491	904	170
Uncertain tax positions	278	(224)	759
Other permanent differences	215	557	(143)
Global intangible low-taxed income ("GILTI") inclusion	207	1,123	580
IRC section 250 deductions	(1,050)	(1,626)	(1,102)
Vesting of stock-based compensation	(417)	(408)	(1,916)
Foreign tax credits	(207)	(604)	(450)
Valuation allowance	(132)	(96)	379
Effect of rates different than statutory	(120)	(114)	91
Other, net	(168)	(1,066)	815
Provision for income taxes	$37,941	$29,337	$24,146

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rates for the years ended March 31, 2024, 2023 and 2022 were 27.0%, 23.3% and 26.4%, respectively. As compared with the statutory rate for the year ended March 31, 2024, the provision for income taxes was primarily impacted by state tax expense (net of federal benefits), which increased the provision by $6.4 million and effective rate by 4.5%; impact of the tax indemnification asset release, which increased the provision by $1.8 million and the effective tax rate by 1.3%; executive compensation limitation, which increased the provision by $1.2 million and the effective tax rate by 0.9%; impact of repatriation of foreign earnings, which increased the provision by $0.5 million and the effective rate by 0.3%. This was partially offset by IRC section 250 deductions, which decreased the provision by $1.1 million and the effective tax rate by 0.7%.

As compared with the statutory rate for the year ended March 31, 2023, the provision for income taxes was primarily impacted by the state tax expense, which increased the provision by $2.9 million and the effective rate by 2.3%, executive compensation limitation, which increased the provision by $1.6 million and the effective rate by 1.2%; impact of GILTI inclusions, which increased the provision by $1.1 million and the effective tax rate by 0.9%; impact of repatriation of foreign earnings, which increased the provision by $0.9 million and the effective rate by 0.7% and the additional non-deductible expenses. which increased the provision by $0.6 million and the effective rate by 0.4%. This was offset by IRC section 250 deductions, which decreased the provision by $1.6 million and the effective tax rate by 1.3%; foreign tax credits, which decreased the provision by $0.6 million and the effective tax rate by 0.5%.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2024 and 2023 are presented below (in thousands):

	March 31,
	2024	2023
Deferred tax assets:
Operating lease liabilities	$11,852	$15,684
Accrued compensation	6,777	6,636
Inventory reserves	3,877	3,422
Capitalized R&D	1,446	968
Transaction Costs	1,141	828
Accrued expenses	773	1,580
Pension and other employee benefits	384	452
Foreign tax credit carry-forward	292	284
Net operating loss carryforwards	—	144
Other, net	641	747
Deferred tax assets	27,183	30,745
Valuation allowance	(216)	(428)
Deferred tax assets, net of valuation allowance	26,967	30,317
Deferred tax liabilities:
Goodwill and intangible assets	(64,534)	(66,432)
Operating lease right-of-use assets	(10,609)	(14,337)
Property, plant and equipment	(7,725)	(7,299)
Repatriation reserve	(1,911)	(1,784)
Other, net	(1,796)	(2,148)
Deferred tax liabilities	(86,575)	(92,000)
Net deferred tax liabilities	$(59,608)	$(61,683)

As of March 31, 2024, we had immaterial valuation allowance related to foreign tax credits. During the year ended March 31, 2024, we utilized the remaining net operating loss carryforward and released the related valuation allowance. As of March 31, 2023, we had immaterial valuation allowance related to operating loss carryforward and foreign tax credits.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A provision was made for taxes that may become payable upon distribution of earnings from our foreign subsidiaries. Deferred income tax has not been recognized on any remaining basis difference that is permanently invested outside the United States.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	March 31,
	2024	2023
Balance at beginning of year	$11,784	$9,934
Increases related to prior year tax positions	173	—
Decreases related to prior year tax positions	(31)	—
Decreases related to lapses of statute of limitations	(1,049)	(690)
Increases related to current year tax positions	—	2,540
Balance at end of year	$10,877	$11,784

During the year ended March 31, 2024, we released a reserve of $1.5 million including accrued interest of $0.2 million and accrued penalty of $0.2 million, as a result of the lapse of statute for the 2019 period. We also recorded additional uncertain tax positions reserve of $1.7 million, including accrued interest of $1.2 million and accrued penalty of $0.5 million on historical tax positions. We also recorded an additional $0.2 million reserve and a corresponding tax indemnification asset through purchase accounting in connection with the Falcon acquisition during the measurement period.

During the year ended March 31, 2023, we released a reserve of $1.6 million primarily as a result of the conclusion of TRUaire's Vietnam's audit for the tax periods from January 1, 2019 to March 31, 2022 (discussed below), including accrued interest of $0.4 million and accrued penalties of $0.5 million. We also recorded total tax reserves of $2.8 million, including accrued interest and penalty of $0.1 million and $0.2 million, respectively, through purchase accounting in connection with the Falcon Stainless acquisition. For the year ended March 31, 2023, we recorded an additional tax reserve of less than $0.1 million, accrued interest of $0.7 million and accrued penalty of $0.6 million.

In connection with the Falcon acquisition that closed in October 2022, the Company recognized a UTP of $3.0 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the Falcon acquisition agreement, the sellers provided a contractual indemnification to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, and we recognized an initial tax indemnification asset of $3.0 million through purchase accounting, which will increase as additional interest and penalties on UTPs are accrued. This tax indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. During the three months ended December 31, 2023, as a result of the statute expiration of the 2019 federal tax return, $1.0 million UTP was released. The related $1.0 million tax indemnification asset expired concurrently and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. As of March 31, 2024, the UTP reserve and offsetting indemnification asset related to Falcon's pre-acquisition period were $2.4 million. The Falcon UTP reserves and offsetting indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition period.

In connection with the TRUaire acquisition closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification included in the purchase agreement, the sellers provided a contractual indemnification to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years, and we recognized a tax indemnification asset of $12.5 million. This tax indemnification asset expired in December 2023. During the three months ended March 31, 2021, as a result of the audit closure of a pre-acquisition tax period for TRUaire, $5.0 million of the tax indemnification asset was released along with the relevant UTP of $5.3 million. During the three months ended December 31, 2022, TRUaire's Vietnam entity concluded its audit for the tax periods from January 1, 2019 to March 31, 2022 and received an audit closing letter from the tax authority. As a result, $1.5 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released and recorded as an income tax benefit for the three months ended December 31, 2022. During the three months ended December 31, 2023, the remaining $7.5 million tax indemnification asset expired and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. As of March 31, 2024, the UTP accrual related to TRUaire's pre-acquisition tax periods was $14.3 million and is expected to be released in the future as the statutes on the open tax years expire.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects $3.3 million of existing reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire. Our federal income tax returns remain subject to examination for the years ended March 31, 2023, 2022 and 2021. Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

16. RELATED PARTY TRANSACTIONS

We had no related party transactions in the three years ended March 31, 2024, 2023 and 2022.

17. CONTINGENCIES

From time to time, we are involved in various claims and legal actions which arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact on our business, consolidated financial position, results of operations or cash flows.

18. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands).

	March 31,
	2024	2023
Currency translation adjustments:
Balance at beginning of period	$(8,190)	$(4,438)
Foreign currency translation adjustments	(1,947)	(3,752)
Balance at end of period	$(10,137)	$(8,190)
Interest rate swaps:
Balance at beginning of period	$(114)	$(270)
Unrealized gain, net of taxes of $(639) and $(60), respectively (a)	2,404	225
Reclassification of losses (gains) included in interest expense, net of taxes of $313 and $18, respectively	(1,179)	(69)
Other comprehensive income	1,225	156
Balance at end of period	$1,111	$(114)
Defined benefit plans:
Balance at beginning of period	$(105)	$(366)
Amortization of net loss, net of taxes of $(1) and $(9), respectively (b)	2	33
Net gain arising during the year, net of taxes of $(1) and $(24), respectively (b)	3	92
Pension termination, net of taxes of $0 and $(34), respectively	—	127
Currency translation impact	—	9
Other comprehensive income	5	261
Balance at end of period	$(100)	$(105)
(a) Unrealized gains are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a gain of $0.9 million, net of deferred taxes, over the next twelve months related to a designated cash flow hedge based on its fair value as of March 31, 2024.
(b) Amortization of actuarial losses out of accumulated other comprehensive loss are included in the computation of net periodic pension expense. See Note 14 for additional information.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. REVENUE RECOGNITION

We conduct our operations in three reportable segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. With the adoption of ASC Topic 606, we have concluded that the disaggregation of revenues that would be most useful in understanding the nature, timing and extent of revenue recognition is the breakout of build-to-order and book-and-ship, as defined below:

Build-to-order products are architecturally-specified building products generally sold into the construction industry. Revenue generated from sales of products under build-to-order transactions are currently reflected in the results of our Engineered Building Solutions segment. Occasionally, our built-to-order business lines enter into arrangements for the delivery of a customer-specified product and the provision of installation services. These orders are generally negotiated as a package and are commonly subject to retainage by the customer, which means the final 10% of the transaction price, when applicable, is not collectible until the overall construction project into which our products are incorporated is complete. The lead times for transfer to the customer can be up to 12 weeks. Revenue for goods is recognized at a point in time, but installation services are recognized over time as those services are performed. Installation services represented approximately 2% of total consolidated revenue for the year ended March 31, 2024.

Book-and-ship products are sold across all of our end markets. Revenue generated from sales of products under book-and-ship transactions have historically been presented in the Contractor Solutions, Engineered Building Solutions and Specialized Reliability Solutions segments. These sales are typically priced on a product-by-product basis using price lists provided to our customers. The lead times for transfer to the customer is usually one week or less as these items are generally built to stock. Revenue for products sold under these arrangements is recognized at a point in time.

Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Year Ended March 31, 2024
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$99,760	$99,760
Book-and-ship	528,641	149,458	14,981	693,080
Net revenues	$528,641	$149,458	$114,741	$792,840

	Year Ended March 31, 2023
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$89,964	$89,964
Book-and-ship	506,634	147,301	14,005	667,940
Net revenues	$506,634	$147,301	$103,969	$757,904

	Year Ended March 31, 2022
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$88,690	$88,690
Book-and-ship	413,207	115,932	8,606	537,745
Net revenues	$413,207	$115,932	$97,296	$626,435

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities, which are included in accrued and other current liabilities in our consolidated balance sheets were as follows (in thousands):

Balance at April 1, 2023	$637
Revenue recognized	(607)
New contracts and revenue added to existing contracts	518
Balance at March 31, 2024	$548

20. SEGMENTS

As described in Note 1, we conduct our operations through three reportable segments:
•Contractor Solutions
•Specialized Reliability Solutions and
•Engineered Building Solutions

The following is a summary of the financial information of our reporting segments reconciled to the amounts reported in the consolidated financial statements (in thousands).

Year Ended March 31, 2024
(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$528,641	$149,458	$114,741	$792,840	$—	$792,840
Intersegment revenue	7,853	155	—	8,008	(8,008)	—
Operating income	142,037	22,266	18,704	183,007	(23,889)	159,118
Depreciation and amortization	30,231	6,074	1,812	38,117	173	38,290
In the fiscal quarter ended March 31, 2024, we recorded a $1.5 million impairment relating to a trademark, included in selling, general and administrative expenses, for our Contractor Solutions segment.

Year Ended March 31, 2023
(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$506,634	$147,301	$103,969	$757,904	$—	$757,904
Intersegment revenue	7,142	145	—	7,287	(7,287)	—
Operating income	126,204	20,176	12,889	159,269	(20,203)	139,066
Depreciation and amortization	26,951	6,035	1,771	34,757	200	34,957

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended March 31, 2022
(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$413,207	$115,932	$97,296	$626,435	$—	$626,435
Intersegment revenue	3,280	110	—	3,390	(3,390)	—
Operating income	96,115	9,007	11,101	116,223	(18,843)	97,380
Depreciation and amortization	27,879	6,016	2,063	35,958	450	36,408

TOTAL ASSETS
(Amounts in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
March 31, 2024	$806,261	$139,968	$81,256	$1,027,485	$15,841	$1,043,326
March 31, 2023	823,750	136,248	71,429	1,031,427	12,026	1,043,453
March 31, 2022	782,267	126,380	74,397	983,044	12,316	995,360

Geographic information – We attribute revenues to different geographic areas based on the destination of the product or service delivery. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes. No individual country, except for the U.S., accounted for more than 10% of consolidated net revenues or total long-lived assets.

Revenues and long-lived assets by geographic area are as follows (in thousands, except percent data):

	Year Ended March 31,
	2024		2023		2022
U.S.	$703,282	88.7%	$678,126	89.5%	$559,296	89.3%
Non-U.S. (a)	89,558	11.3%	79,778	10.5%	67,139	10.7%
Revenues, net	$792,840	100.0%	$757,904	100.0%	$626,435	100.0%
(a) No individual country within this group represents 10% or more of consolidated totals for any period presented.

	Year Ended March 31,
	2024		2023		2022
U.S.	$672,887	94.5%	$679,731	94.4%	$651,477	93.7%
Non-U.S.	39,030	5.5%	40,665	5.6%	43,736	6.3%
Long-lived assets (a)	$711,917	100.0%	$720,396	100.0%	$695,213	100.0%
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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2024, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024 as required by Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of March 31, 2024, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of March 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2024, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2024, and our report dated May 23, 2024 expressed an unqualified opinion on those financial statements.

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
May 23, 2024

ITEM 9B: OTHER INFORMATION

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

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2024.

Insider Trading Policies

The Company has adopted an Insider Trading Policy which governs the purchase, sales, and/or other dispositions of our securities by directors, officers, and employees, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. Our Insider Trading Policy is attached hereto as Exhibit 19.1 and incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2024.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2024.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2024.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2024.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	42
CSW Industrials, Inc. Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2024 and 2023	44
For each of the three years in the period ended March 31, 2024:
Consolidated Statements of Operations	45
Consolidated Statements of Comprehensive Income	46
Consolidated Statements of Equity	47
Consolidated Statements of Cash Flows	48
Notes to Consolidated Financial Statements	49
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

10.11	CSW Industrials, Inc. Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016) +
19.1*	Insider Trading Policy
21.1*	List of subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1*	Dodd-Frank Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Management contracts and compensatory plans required to be filed as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 23, 2024	CSW INDUSTRIALS, INC.

	By:	/s/ Joseph B. Armes
Joseph B. Armes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph B. Armes	Chief Executive Officer	May 23, 2024
Joseph B. Armes	(Principal Executive Officer)

/s/ James E. Perry	Chief Financial Officer	May 23, 2024
James E. Perry	(Principal Financial and Accounting Officer)

/s/ Michael R. Gambrell	Director	May 23, 2024
Michael R. Gambrell

/s/ Bobby Griffin	Director	May 23, 2024
Bobby Griffin

/s/ Terry L. Johnston	Director	May 23, 2024
Terry L. Johnston

/s/ Linda A. Livingstone	Director	May 23, 2024
Linda A. Livingstone, Ph.D.

/s/ Anne B. Motsenbocker	Director	May 23, 2024
Anne B. Motsenbocker

/s/ Robert M. Swartz	Director	May 23, 2024
Robert M. Swartz

/s/ J. Kent Sweezey	Director	May 23, 2024
J. Kent Sweezey