Form 10-Q
period 2024-06-30
CSW INDUSTRIALS, INC.
filed 2024-07-31
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 29, 2024, there were 15,530,737 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands, except per share amounts)	2024	2023
Revenues, net	$226,177	$203,360
Cost of revenues	(118,756)	(111,193)
Gross profit	107,421	92,167
Selling, general and administrative expenses	(52,361)	(46,961)
Operating income	55,060	45,206
Interest expense, net	(2,520)	(4,009)
Other income, net	260	314
Income before income taxes	52,800	41,511
Provision for income taxes	(13,950)	(10,455)
Net income	38,850	31,056
Less: Income attributable to redeemable noncontrolling interest	(259)	(445)
Net income attributable to CSW Industrials, Inc.	$38,591	$30,611

Net income per share attributable to CSW Industrials, Inc.
Basic	$2.48	$1.97
Diluted	$2.47	$1.97

Weighted average number of shares outstanding:
Basic	15,534	15,520
Diluted	15,596	15,547

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2024	2023
Net income	$38,850	$31,056
Other comprehensive income (loss):
Foreign currency translation adjustments	(887)	514
Cash flow hedging activity, net of taxes of $(16) and $(394), respectively	62	1,481
Pension and other postretirement effects, net of taxes of $0 and $0, respectively	—	1
Other comprehensive income (loss)	(825)	1,996
Comprehensive income	$38,025	$33,052
Less: Comprehensive income attributable to redeemable noncontrolling interest	(259)	(445)
Comprehensive income attributable to CSW Industrials, Inc.	$37,766	$32,607

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except for per share amounts)	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$18,852	$22,156
Accounts receivable, net of allowance for expected credit losses of $945 and $908, respectively	143,195	142,665
Inventories, net	156,791	150,749
Prepaid expenses and other current assets	12,381	15,840
Total current assets	331,219	331,410
Property, plant and equipment, net of accumulated depreciation of $106,976 and $103,515, respectively	92,371	92,811
Goodwill	246,402	247,191
Intangible assets, net	312,898	318,819
Other assets	67,636	53,095
Total assets	$1,050,526	$1,043,326

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55,025	$48,387
Accrued and other current liabilities	66,460	67,449
Total current liabilities	121,485	115,836
Long-term debt	115,000	166,000
Retirement benefits payable	1,103	1,114
Other long-term liabilities	143,166	125,298
Total liabilities	380,754	408,248
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	19,614	19,355
Equity:
Common shares, $0.01 par value	164	164
Shares authorized – 50,000
Shares issued – 16,504 and 16,466, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	143,970	137,253
Treasury shares, at cost (968 and 952 shares, respectively)	(102,406)	(95,643)
Retained earnings	618,381	583,075
Accumulated other comprehensive loss	(9,951)	(9,126)
Total equity	650,158	615,723
Total liabilities, redeemable noncontrolling interest and equity	$1,050,526	$1,043,326

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	$164	$(95,643)	$137,253	$583,075	$(9,126)	$615,723
Share-based compensation	—	—	3,746	—	—	3,746
Stock activity under stock plans	—	(3,313)	—	—	—	(3,313)
Reissuance of treasury shares	—	1,211	2,948	—	—	4,159
Repurchase of common shares	—	(4,661)	—	—	—	(4,661)
Net income	—	—	—	38,591	—	38,591
Dividends	—	—	23	(3,285)	—	(3,262)
Other comprehensive loss, net of tax	—	—	—	—	(825)	(825)
Balance at June 30, 2024	$164	$(102,406)	$143,970	$618,381	$(9,951)	$650,158

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2023	$163	$(82,734)	$123,336	$493,319	$(8,409)	$525,675
Share-based compensation	—	—	2,805	—	—	2,805
Stock activity under stock plans	—	(2,864)	—	—	—	(2,864)
Reissuance of treasury shares	—	2,526	2,292	—	—	4,818
Net income	—	—	—	30,611	—	30,611
Dividends	—	—	18	(2,965)	—	(2,947)
Other comprehensive income, net of tax	—	—	—	—	1,996	1,996
Balance at June 30, 2023	$163	$(83,072)	$128,451	$520,965	$(6,413)	$560,094

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2024	2023
Cash flows from operating activities:
Net income	$38,850	$31,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,622	3,239
Amortization of intangible and other assets	6,503	5,868
Provision for inventory reserves	517	2,509
Provision for credit losses	378	108
Share-based compensation	3,746	2,805
Gain on disposals of property, plant and equipment	(13)	(12)
Net pension benefit	16	17
Impairment of assets	—	92
Deferred taxes	2,084	843
Changes in operating assets and liabilities:
Accounts receivable	(998)	(4,319)
Inventories	(6,766)	2,141
Prepaid expenses and other current assets	3,438	2,443
Other assets	28	(788)
Accounts payable and other current liabilities	10,923	3,233
Retirement benefits payable and other liabilities	327	1,022
Net cash provided by operating activities	62,655	50,257
Cash flows from investing activities:
Capital expenditures	(3,101)	(4,971)
Proceeds from sale of assets	13	12
Cash paid for investments	(500)	—
Cash paid for acquisitions	(163)	(112)
Proceeds from acquisitions true-up	470	—
Net cash used in investing activities	(3,281)	(5,071)
Cash flows from financing activities:
Borrowings on line of credit	7,723	15,432
Repayments of line of credit	(58,723)	(58,432)
Purchase of treasury shares	(7,891)	(2,864)
Dividends	(3,262)	(2,947)
Net cash used in financing activities	(62,153)	(48,811)
Effect of exchange rate changes on cash and equivalents	(525)	(42)
Net change in cash and cash equivalents	(3,304)	(3,667)
Cash and cash equivalents, beginning of period	22,156	18,455
Cash and cash equivalents, end of period	$18,852	$14,788

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Balco®, Cover Guard®, Deacon®, Dust Free®, Falcon Stainless®, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

Basis of Presentation

The consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity ("VIE") for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of June 30, 2024, and the results of operations for the three-month period ended June 30, 2024 and 2023. All adjustments are of a normal, recurring nature.

The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CSWI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Annual Report”).

Accounting Policies

We have consistently applied the accounting policies described in our Annual Report in preparing these consolidated financial statements.

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

2. ACQUISITIONS

Dust Free, LP

On February 6, 2024, we acquired 100% of the outstanding equity of Dust Free, LP ("Dust Free"), based in Royse City, Texas, for an aggregate purchase price of $34.2 million (including $0.6 million cash acquired), comprised of cash consideration of $27.4 million (including a final working capital true-up receipt of $0.5 million) and contingent considerations initially measured at $6.8 million based on Dust Free meeting defined operational and financial targets over a period of 6 years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 7). The Dust Free products offer residential and commercial indoor air quality and HVAC/R applications and supplement our Contractor Solutions segment's existing product portfolio. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $6.8 million, of which $2.1 million was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations and $4.7 million was determined using a scenario-based analysis on forecasted future results. During the year ended March 31, 2024, we incurred $0.7 million in transaction expenses in connection with the Dust Free acquisition, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solutions segment.

The Dust Free acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $3.2 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R offerings and provide a meaningful value proposition to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($20.1 million), trademark ($1.6 million), accounts receivable ($2.9 million), cash ($0.6 million), inventory ($4.1 million), other current asset ($0.4 million) and equipment ($3.6 million), net of current liabilities (2.3 million). Customer lists are being amortized over 15 years and the definite-life trademark ($0.6 million) is being amortized over 2 years while the indefinite-life trademark ($1.0 million) and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available as of February 6, 2024, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. Dust Free activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

3. CONSOLIDATION OF VARIABLE INTEREST ENTITY AND REDEEMABLE NONCONTROLLING INTEREST

Whitmore Joint Venture

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of the joint venture (the "Whitmore JV") with Pennzoil-Quaker State Company dba SOPUS Products (“Shell”), a wholly-owned subsidiary of Shell USA, Inc. that comprises Shell’s U.S. lubricants business.

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

	June 30, 2024	March 31, 2024
Cash	$6,281	$5,909
Accounts receivable, net	8,362	8,094
Inventories, net	3,148	3,851
Prepaid expenses and other current assets	332	138
Property, plant and equipment, net	14,270	14,241
Intangible assets, net	5,466	5,669
Other assets	412	315
Total assets	$38,271	$38,217

Accounts payable	$5,872	$6,004
Accrued and other current liabilities	1,052	1,463
Other long-term liabilities	278	206
Total liabilities	$7,202	$7,673

During the three months ended June 30, 2024 and 2023, the Whitmore JV generated net income of $0.5 million and $0.9 million, respectively.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member during the month of July 2024 and every two years afterwards. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the three-month periods ended June 30, 2024 and June 30, 2023 were as follows (in thousands):

	June 30, 2024	June 30, 2023
Balance at beginning of the year	$19,355	$18,464
Net income attributable to redeemable noncontrolling interest	259	445
Ending Balance	$19,614	$18,909

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2024	March 31, 2024
Raw materials and supplies	$46,183	$44,866
Work in process	5,388	5,194
Finished goods	113,381	109,695
Total inventories	164,952	159,755
Less: Obsolescence reserve	(8,161)	(9,006)
Inventories, net	$156,791	$150,749

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of June 30, 2024 and March 31, 2024 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at March 31, 2024	$213,544	$9,358	$24,289	$247,191
Dust Free acquisition	(724)	—	—	(724)
Currency translation	20	5	(90)	(65)
Balance at June 30, 2024	$212,840	$9,363	$24,199	$246,402

The following table provides information about our intangible assets (in thousands, except years):

		June 30, 2024		March 31, 2024
	Weighted Avg Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$15,084	$(9,491)	$15,084	$(9,306)
Customer lists and amortized trademarks	14	346,003	(108,982)	346,136	(103,407)
Non-compete agreements	6	1,000	(499)	1,000	(453)
Other	10	6,325	(2,774)	6,275	(2,649)
		$368,412	$(121,746)	$368,495	$(115,815)
Trademarks not being amortized:		$66,232	$—	$66,139	$—

Amortization expenses for the three months ended June 30, 2024 and 2023 were $5.9 million and $5.7 million, respectively. The following table shows the estimated future amortization for intangible assets, as of June 30, 2024, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2025	$17,398
2026	23,015
2027	21,937
2028	21,537
2029	21,460
Thereafter	141,319
Total	$246,666

6. SHARE-BASED COMPENSATION

Refer to Note 5 to our consolidated financial statements included in our Annual Report for a description of the 2015 Equity and Incentive Compensation Plan (the "2015 Plan"). As of June 30, 2024, 298,174 shares were available for issuance under the 2015 Plan.

We recorded share-based compensation expense, net of estimated forfeitures, as follows for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Share-based compensation expense	$3,746	$2,805
Related income tax benefit (a)	(937)	(701)
Net share-based compensation expense	$2,809	$2,104
(a) Income tax benefit is estimated using the statutory rate

Restricted share activity was as follows:

	Three Months Ended June 30, 2024
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2024:	221,563	$166.62
Granted (a)	38,656	328.75
Vested	(39,064)	190.43
Canceled	(818)	153.56
Outstanding at June 30, 2024	220,337	$178.63
(a) Including incremental shares granted as a result of performance-based awards vested exceeding 100%

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of June 30, 2024 and 2023 included 96,509 and 98,029 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 18,962 and 29,120 awards with performance-based vesting provisions during the three months ended June 30, 2024 and 2023, respectively.

At June 30, 2024, we had unrecognized compensation cost related to unvested restricted shares of $22.5 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.2 years. The total fair value of restricted shares granted during the three months ended June 30, 2024 and 2023 was $6.3 million and $5.8 million, respectively. The total fair value of restricted shares vested during the three months ended June 30, 2024 and 2023 was $9.0 million and $7.5 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	June 30, 2024	March 31, 2024
Revolving Credit Facility, interest rate of 6.69% and 6.68% (a)	$115,000	$166,000
Less: Current portion	—	—
Long-term debt	$115,000	$166,000
(a) Represents the interest rate effective on June 30, 2024, and March 31, 2024, respectively, excluding the impact from the interest rate swap.

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, prior to December 2022, we maintained a $400.0 million revolving credit facility that contained a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans, with an additional $150.0 million accordion feature ("Second Credit Agreement"). The credit facility is scheduled to mature on May 18, 2026. Borrowings under the Second Credit Agreement bore interest at either base rate plus between 0.25% to 1.50% or LIBOR plus between 1.25% to 2.50%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.40% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable at least quarterly and the outstanding principal balance is due at the maturity date. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Company and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

On December 15, 2022, the Company entered into an Incremental Assumption Agreement No. 1 and Amendment No. 2 to the Second Credit Agreement (the “Second Amendment”) to utilize a portion of the accordion feature, thus increasing the commitment from $400.0 million to $500.0 million, and concurrently reduced the available incremental accordion by a corresponding amount (the term "Revolving Credit Facility" as used throughout this document refers to the Second Credit Agreement and the Second Amendment, as applicable). The Second Amendment also replaced the LIBOR Rate with individualized metrics based on the specific denomination of borrowings, including a metric based on Term SOFR (as defined in the Second Credit Agreement) for borrowings denominated in U.S. Dollars. The Company incurred a total of $0.7 million in underwriting fees in connection with the Second Amendment, which are being amortized over the remaining term of the Second Credit Agreement.

During the three months ended June 30, 2024, we borrowed $7.7 million and repaid $58.7 million under the Revolving Credit Facility. As of June 30, 2024 and March 31, 2024, we had $115.0 million and $166.0 million, respectively, of outstanding borrowings under the Revolving Credit Facility, which resulted in borrowing capacity under the Revolving Credit Facility of $385.0 million and $334.0 million, respectively. The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement. The Second Credit Agreement also requires the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of June 30, 2024.

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

	Three Months Ended June 30,
(in thousands)	2024	2023
Components of Operating Lease Expenses
Operating lease expense (a)	$3,037	$2,719
Short-term lease expense	219	192
Total operating lease expense	$3,256	$2,911
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	June 30, 2024	March 31, 2024
Operating Lease Assets and Liabilities
Right-of-use assets (a)	$58,692	$44,491

Short-term lease liabilities (b)	$9,045	$9,443
Long-term lease liabilities (b)	55,466	39,922
Total operating lease liabilities	$64,511	$49,365
(a) Included in other assets
(b) Included in accrued and other current liabilities and other long-term liabilities

	Three Months Ended June 30,
(in thousands)	2024	2023
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$3,130	$2,789
Right-of-use assets obtained in exchange for new operating lease obligations	19,780	1,000
Decrease in right-of-use assets and operating lease liabilities due to lease remeasurement or termination	2,980	—
(a) Included in our consolidated statement of cash flows, operating activities in accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	7.94	6.82
Weighted average discount rate	4.8%	2.3%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2025 (excluding the three months ended June 30, 2024)	$8,634
2026	10,953
2027	10,629
2028	9,259
2029	8,089
Thereafter	31,569
Total lease liabilities	79,133
Less: Imputed interest	(14,622)
Present value of lease liabilities	$64,511

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. All interest rate swaps are highly effective.

On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility. This interest rate swap fixes the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our Revolving Credit Facility and will expire on May 18, 2026. As of June 30, 2024 and March 31, 2024, we had $100.0 million and $100.0 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties.

The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	June 30, 2024	March 31, 2024
Current derivative asset	$1,197	$1,186
Non-current derivative asset	288	221

The impact of changes in fair value of the interest rate swap is included in Note 15.

Current and non-current derivative assets are reported in our consolidated balance sheets in prepaid expenses and other current assets and other assets, respectively. Current and non-current derivative liabilities are reported in our consolidated balance sheets in accrued and other current liabilities and other liabilities, respectively.

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three months ended June 30, 2024 and 2023 (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2024	2023
Net income	$38,850	$31,056
Less: Income attributable to redeemable noncontrolling interest	(259)	(445)
Net income attributable to CSW Industrials, Inc. shareholders	$38,591	$30,611

Weighted average shares:
Common stock	15,432	15,410
Participating securities	102	110
Denominator for basic earnings per common share	15,534	15,520
Potentially dilutive securities	62	27
Denominator for diluted earnings per common share	15,596	15,547

Net income per share attributable to CSW Industrials, Inc. shareholders:
Basic	$2.48	$1.97
Diluted	$2.47	$1.97

11. SHAREHOLDERS' EQUITY

Common stock

The number of shares of common stock issued and treasury stock, and associated share activity, are as follows:

	June 30, 2024		June 30, 2023
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance at beginning of the year	16,465,776	952,394	16,377,820	902,157
Vesting of performance shares	39,064	14,283	54,065	20,614
Reissuance of treasury shares	—	(17,186)	—	(35,477)
Restricted stock awards activities	(798)	—	(541)	—
Share repurchases	—	18,792	—	—
Ending balance	16,504,042	968,283	16,431,344	887,294

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

Under the current $100.0 million repurchase program, a total 18,792 were repurchased for the three months ended June 30, 2024 for $4.7 million and no shares were repurchased for the three months ended June 30, 2023.

In connection with the vesting of share awards, a total of 14,283 shares for $3.3 million and 20,614 shares for $2.9 million were tendered by employees to satisfy minimum tax withholding requirements during the three months ended June 30, 2024 and 2023, respectively.

Dividends

On April 14, 2023, we announced a quarterly dividend increase to $0.19 per share. On April 12, 2024, we announced another quarterly dividend increase to $0.21 per share. Total dividends of $3.3 million and $2.9 million were paid during the three months ended June 30, 2024 and 2023, respectively.

On July 12, 2024, we announced a quarterly dividend of $0.21 per share payable on August 9, 2024 to shareholders of record as of July 26, 2024. Any future dividends at the existing $0.21 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level 2 inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at variable rates.  The carrying amounts of other financial instruments (i.e., cash and cash equivalents, accounts receivable, net, accounts payable) approximate their fair values as of June 30, 2024 and March 31, 2024 due to their short-term nature.

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

The fair value of the contingent consideration liability related to acquisitions is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value. The increases or decreases in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. As of June 30, 2024 and March 31, 2024, the contingent consideration liability reported in the balance sheets was $7.2 million and $7.2 million, respectively.

13. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending, whether individually or in the aggregate, that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

14. INCOME TAXES

For the three months ended June 30, 2024, we earned $52.8 million from operations before taxes and provided for income taxes of $13.9 million, resulting in an effective tax rate of 26.4%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2024 primarily due to state income tax (net of federal benefit), provision for global intangible low-taxed income ("GILTI"), executive compensation limitations, and increases to penalties and interest on uncertain tax positions ("UTP"); offset by foreign tax credits and excess tax deductions related to equity compensation and foreign-derived intangible income ("FDII").

For the three months ended June 30, 2023, we earned $41.5 million from operations before taxes and provided for income taxes of $10.5 million, resulting in an effective tax rate of 25.2%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2023 primarily due to state income tax (net of federal benefit), executive compensation limitations, stock-based compensation deferred tax asset ("DTA") write-offs, and GILTI; offset by excess tax deductions related to FDII, non-controlling interest, foreign tax credits and R&D credits.

The Company expects $3.6 million of reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

The Organization for Economic Cooperation and Development introduced a framework under Pillar Two which includes a global minimum tax rate of 15%. Many jurisdictions in which we do business have started to enact laws implementing Pillar Two. We are monitoring these developments and currently do not believe these rules will have a material impact on our financial condition and/or consolidated results.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended June 30,
	2024	2023
Currency translation adjustments:
Balance at beginning of period	$(10,137)	$(8,190)
Adjustments for foreign currency translation	(887)	514
Balance at end of period	$(11,024)	$(7,676)

Interest rate swaps:
Balance at beginning of period	$1,111	$(114)
Unrealized gains, net of taxes of $(100) and $(459), respectively (a)	376	1,728
Reclassification of gains included in interest expense, net of taxes of $83 and $66, respectively	(314)	(247)
Other comprehensive income	62	1,481
Balance at end of period	$1,173	$1,367

Defined benefit plans:
Balance at beginning of period	$(100)	$(105)
Amortization of net losses, net of taxes of $0 and $0, respectively (b)	—	1
Balance at end of period	$(100)	$(104)

(a) Unrealized gain (loss) is reclassified to earnings as underlying cash interest settlements are made or received. We expect to recognize a gain of $0.9 million, net of deferred taxes, over the next twelve months related to the designated cash flow hedge based on its fair value at June 30, 2024.

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

16. REVENUE RECOGNITION

Refer to Note 19 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2024
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$27,178	$27,178
Book-and-ship	158,538	36,745	3,716	198,999
Net revenues	$158,538	$36,745	$30,894	$226,177

	Three Months Ended June 30, 2023
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$23,938	$23,938
Book-and-ship	138,105	37,668	3,649	179,422
Net revenues	$138,105	$37,668	$27,587	$203,360

Contract liabilities, which are included in accrued and other current liabilities in our consolidated balance sheets were as follows (in thousands):

Balance at March 31, 2024:	$548
Revenue recognized during the period	(245)
New contracts and revenue added during the period	402
Balance at June 30, 2024	$705

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

Three Months Ended June 30, 2024:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$158,538	$36,745	$30,894	$226,177	$—	$226,177
Intersegment revenue	1,880	46	—	1,926	(1,926)	—
Operating income	49,884	7,150	5,723	62,757	(7,697)	55,060

Three Months Ended June 30, 2023:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$138,105	$37,668	$27,587	$203,360	$—	$203,360
Intersegment revenue	1,849	43	—	1,892	(1,892)	—
Operating income	39,667	6,966	4,260	50,893	(5,687)	45,206

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our operations financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2024 included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Balco®, Cover Guard®, Deacon®, Dust Free®, Falcon Stainless®, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

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

All acquisitions are described in Note 2 to our consolidated financial statements included in this Quarterly Report. Dust Free, LP. ("Dust Free") activity has been included in our results within our Contractor Solutions segment since the February 6, 2024 acquisition date.

Revenues, net

	Three Months Ended June 30,
(Amounts in thousands)	2024	2023
Revenues, net	$226,177	$203,360

Net revenues for the three months ended June 30, 2024 increased $22.8 million, or 11.2%, as compared with the three months ended June 30, 2023. The increase was due to organic sales growth of $15.6 million, or 7.7%, from the prior year period, driven primarily by increased unit volumes and pricing actions, as well as growth from the Dust Free acquisition of $7.2 million, or 3.5%. Net revenue increased in the HVAC/R, architecturally-specified building products, general industrial, plumbing and rail transportation end markets and decreased in the mining and energy end markets.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2024	2023
Gross profit	$107,421	$92,167
Gross profit margin	47.5%	45.3%

Gross profit for the three months ended June 30, 2024 increased $15.3 million, or 16.6%, as compared with the three months ended June 30, 2023. The increase was primarily a result of the increased net revenue and increased operating leverage from the additional volume. Gross profit margin of 47.5% for the three months ended June 30, 2024 increased as compared to 45.3% for the three months ended June 30, 2023. The increase was driven by a favorable product mix, improved leverage from volume increase and pricing actions, which offset an increase in ocean freight.

Operating Expenses

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2024	2023
Operating expenses	$52,361	$46,961
Operating expenses as a percentage of revenues, net	23.2%	23.1%

Operating expenses for the three months ended June 30, 2024 increased $5.4 million, or 11.5%, as compared with the three months ended June 30, 2023. The increase was due to the inclusion of Dust Free and increased expenses related to employee compensation, business integrations, and strategic development activities. Operating expenses as a percentage of revenues increased slightly to 23.2% for the three months ended June 30, 2024 as compared to 23.1% for the three months ended June 30, 2023.

Operating Income

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2024	2023
Operating income	$55,060	$45,206
Operating margin	24.3%	22.2%

Operating income for the three months ended June 30, 2024 increased $9.9 million, or 21.8%, as compared with the three months ended June 30, 2023, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $2.5 million for the three months ended June 30, 2024 decreased $1.5 million as compared to the three months ended June 30, 2023. The decrease was due to reduced borrowing under our Revolving Credit Facility as a result of strong operating cash flows generated.

Other income, net of $0.3 million for the three months ended June 30, 2024 was comparable to the net income for the three months ended June 30, 2023.

Provision for Income Taxes and Effective Tax Rate

For the three months ended June 30, 2024, we earned $52.8 million from operations before taxes and provided for income taxes of $13.9 million, resulting in an effective tax rate of 26.4%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2024 primarily due to state income tax (net of federal benefit), provision for global intangible low-taxed income ("GILTI"), executive compensation limitations, and increases to penalties and interest on uncertain tax positions ("UTP"); offset by foreign tax credits and excess tax deductions related to equity compensation and foreign-derived intangible income ("FDII").

For the three months ended June 30, 2023, we earned $41.5 million from operations before taxes and provided for income taxes of $10.5 million, resulting in an effective tax rate of 25.2%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2023 primarily due to state income tax (net of federal benefit), executive compensation limitations, stock-based compensation deferred tax asset ("DTA") write-offs, and GILTI; offset by excess tax deductions related to FDII, non-controlling interest, foreign tax credits and R&D credits.

The Company expects $3.6 million of reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

The Organization for Economic Cooperation and Development introduced a framework under Pillar Two which includes a global minimum tax rate of 15%. Many jurisdictions in which we do business have started to enact laws implementing Pillar Two. We are monitoring these developments and currently do not believe these rules will have a material impact on our financial condition and/or consolidated results.

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

	Three Months Ended June 30,
(Amounts in thousands)	2024	2023
Revenues, net	$160,418	$139,954
Operating income	49,884	39,667
Operating margin	31.1%	28.3%

Net revenues for the three months ended June 30, 2024 increased $20.5 million, or 14.6%, as compared with the three months ended June 30, 2023. This increase was due to increased unit volumes and growth from the acquisition of Dust Free ($7.2 million or 5.1%), as well as a slight increase from pricing actions. Net revenue increased in all end markets served.

Operating income for the three months ended June 30, 2024 increased $10.2 million, or 25.8%, as compared with the three months ended June 30, 2023. The increase was driven by increased net revenue, partially offset by increases in operating expenses and ocean freight. Operating margin of 31.1% for the three months ended June 30, 2024 increased as compared to 28.3% for the three months ended June 30, 2023. This increase was due to gross margin improvement driven primarily by a favorable product mix and increased operating leverage from the additional volume, combined with the management of operating expenses.

Specialized Reliability Solutions Segment Results

The Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended June 30,
(Amounts in thousands)	2024	2023
Revenues, net	$36,791	$37,711
Operating income	7,150	6,966
Operating margin	19.4%	18.5%

Net revenues of $36.8 million for the three months ended June 30, 2024 decreased $0.9 million, or 2.4%, to the three months ended June 30, 2023. This decrease was driven by a slight volume decrease. Net revenue decreased in the mining and energy end markets and increased in the general industrial and rail transportation end markets.

Operating income for the three months ended June 30, 2024 increased $0.2 million, or 2.7%, as compared with the three months ended June 30, 2023. The slight increase was driven by an immaterial inventory adjustment. Operating margin of 19.4% for the three months ended June 30, 2024 increased as compared to 18.5% for the three months ended June 30, 2023. This increase was primarily due to the aforementioned inventory adjustment.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended June 30,
(Amounts in thousands)	2024	2023
Revenues, net	$30,894	$27,587
Operating income	5,723	4,260
Operating margin	18.5%	15.4%

Net revenues for the three months ended June 30, 2024 increased $3.3 million, or 12.0%, as compared with the three months ended June 30, 2023 driven by the continued conversion of strong project bookings into revenue, market expansion through innovative products and focused efforts on high-growth markets.

Operating income for the three months ended June 30, 2024 increased $1.5 million or 34.4% as compared to the three months ended June 30, 2023. The increase was driven by the increased net revenue and improved operating leverage. Operating margin of 18.5% for the three months ended June 30, 2024 increased as compared to 15.4% for the three months ended June 30, 2023. This increase was primarily due to gross margin improvement resulting from improved operating leverage, manufacturing optimization and materials sourcing strategies, as well as reduced operating expense as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility ("Revolver Borrowings") are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Additionally, we use our Revolver Borrowings to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, make scheduled interest payments on debt and meet our contingent consideration obligations. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities, primarily Revolver Borrowings, will provide adequate resources to satisfy our working capital, scheduled interest payments on debt, anticipated dividend payments, periodic share repurchases, contingent consideration obligations and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

Cash Flow Analysis

	Three Months Ended June 30,
(Amounts in thousands)	2024	2023
Net cash provided by operating activities	$62,655	$50,257
Net cash used in investing activities	(3,281)	(5,071)
Net cash used in financing activities	(62,153)	(48,811)

Our cash balance (including cash and cash equivalents) as of June 30, 2024 was $18.9 million, as compared with $22.2 million at March 31, 2024.

For the three months ended June 30, 2024, our cash provided by operating activities was $62.7 million, as compared with $50.3 million for three months ended June 30, 2023.

•Working capital provided cash for the three months ended June 30, 2024 due to higher accounts payable and other current liabilities ($10.9 million) and lower prepaid expenses and other current assets ($3.4 million), partially offset by higher inventories ($6.8 million) and higher accounts receivable ($1.0 million).
•Working capital provided cash for the three months ended June 30, 2023 due to higher accounts payable and other current liabilities ($3.2 million), lower prepaid expenses and other current assets ($2.4 million), and lower inventories ($2.1 million), partially offset by higher accounts receivable ($4.3 million).

Cash flows used in investing activities during the three months ended June 30, 2024 were $3.3 million, as compared with $5.1 million used in investing activities for the three months ended June 30, 2023.

•Capital expenditures during the three months ended June 30, 2024 and 2023 were $3.1 million and $5.0 million, respectively. Our capital expenditures (including $0.2 million and $1.9 million during the current and prior year periods, respectively, for the Whitmore JV) have been focused on capacity expansion, new product introductions, continuous improvement and automation of manufacturing facilities.
•During the three months ended June 30, 2024, $0.5 million was paid to acquire a long-term investment.
•During the three months ended June 30, 2024, $0.5 million was received as a final working capital true-up for the Dust Free acquisition.

Cash flows used in financing activities during the three months ended June 30, 2024 and 2023 were $62.2 million and $48.8 million, respectively. Cash outflows resulted from:

•Net repayments on our Revolving Credit Facility (as discussed in Note 7 to our consolidated financial statements included in this Quarterly Report) of $51.0 million and $43.0 million during the three months ended June 30, 2024 and 2023, respectively.
•As discussed in Note 11 to our consolidated financial statements included in this Quarterly Report, repurchases of shares under our share repurchase program of $4.6 million and $0.0 million during the three months ended June 30, 2024 and 2023, respectively. In connection with the vesting of share awards, $3.3 million and $2.9 million were tendered by employees to satisfy minimum tax withholding requirements during the three months ended June 30, 2024 and 2023, respectively.
•Dividend payments of $3.3 million and $2.9 million during the three months ended June 30, 2024 and 2023, respectively.

Acquisitions and Dispositions

We regularly evaluate acquisition opportunities of various sizes.  The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise capital, is a critical consideration in any such evaluation. Note 2 to our consolidated financial statements included in this Quarterly Report contains a discussion of the recent acquisitions.

Financing

Credit Facilities

See Note 7 to our consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of June 30, 2024. See Note 9 to our consolidated financial statements included in this Quarterly Report for a discussion of our interest rate swaps.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the three months ended June 30, 2024.

The process of preparing consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses.  These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions.  The estimates and assumptions could change materially as conditions within and beyond our control change.  Accordingly, actual results could differ materially from those estimates.

Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our consolidated financial condition and results of operations.  This is not to suggest that other general risk factors, such as changes in worldwide demand, changes in material costs, performance of acquired businesses and others, could not adversely impact our consolidated financial condition, results of operations and cash flows in future periods. See “Cautionary Note Regarding Forward-Looking Statements” below.

ACCOUNTING DEVELOPMENTS

We have presented the information about pronouncements not yet implemented in Note 1 to our consolidated financial statements included in this Quarterly Report, if any.

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
•the expected impact of accounting pronouncements; and
•the other factors listed under “Risk Factors” in our Annual Report and other filings with the SEC.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness.  We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility (defined in Note 7). At June 30, 2024, we had $15.0 million in unhedged variable rate indebtedness with an average interest rate of 6.7%; each quarter point change in interest rates would result in a change of approximately less than $0.1 million in our interest expense on an annual basis, inclusive of the interest rate swap.

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

Foreign Currency Exchange Rate Risk

We conduct an immaterial portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We recognized foreign currency net gain of $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, which are included in other income, net on our consolidated statements of income. We realized a net gain (loss) associated with foreign currency translation of $(0.9) million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at June 30, 2024, a 10% change in the foreign currency exchange rates for the three months ended June 30, 2024 would have impacted our net earnings by approximately 4%.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The disclosure contained in Note 13 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report is incorporated by reference into this “Item 1. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are from time to time named defendants in certain lawsuits incidental to our business, including product liability claims that are insured, subject to applicable deductibles, and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
April 1 - 30	20,995	(a) (b)	$233.04	6,712	$88.0
May 1 - 31	6,343	(a)	249.56	6,343	86.4
June 1 - 30	5,737	(a)	261.13	5,737	84.9
Total	33,075			18,792

(a) On December 16, 2022, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced a previously announced $100.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2024, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. 71,925 shares have been repurchased under the current program.
(b) Includes 14,283 shares tendered by employees to satisfy minimum tax withholding amounts related to the vesting of equity awards.

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

CSW INDUSTRIALS, INC.

July 31, 2024	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

July 31, 2024	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)