Form 10-Q
period 2024-09-30
CSW INDUSTRIALS, INC.
filed 2024-10-30
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 24, 2024, there were 16,816,110 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2024 and 2023 (unaudited)	2
	Consolidated Balance Sheets as of September 30, 2024 and March 31, 2024 (unaudited)	3
	Consolidated Statements of Equity as of September 30, 2024 and 2023 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023 (unaudited)	6
	Notes to the Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
SIGNATURES		36

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Revenues, net	$227,926	$203,653	$454,103	$407,013
Cost of revenues	(124,025)	(112,694)	(242,781)	(223,887)
Gross profit	103,901	90,959	211,322	183,126
Selling, general and administrative expenses	(52,352)	(48,966)	(104,712)	(95,927)
Operating income	51,549	41,993	106,610	87,199
Interest expense, net	(1,341)	(3,306)	(3,861)	(7,315)
Other income (expense), net	(677)	1,926	(418)	2,240
Income before income taxes	49,531	40,613	102,331	82,124
Provision for income taxes	(12,910)	(10,431)	(26,859)	(20,885)
Net income	36,621	30,182	75,472	61,239
Less: Income attributable to redeemable noncontrolling interest	(570)	(127)	(828)	(572)
Net income attributable to CSW Industrials, Inc.	$36,051	$30,055	$74,644	$60,667

Net income per share attributable to CSW Industrials, Inc.
Basic	$2.27	$1.93	$4.75	$3.91
Diluted	$2.26	$1.93	$4.73	$3.90

Weighted average number of shares outstanding:
Basic	15,866	15,544	15,701	15,532
Diluted	15,941	15,588	15,770	15,568

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income	$36,621	$30,182	$75,472	$61,239
Other comprehensive income (loss):
Foreign currency translation adjustments	2,068	(2,354)	1,181	(1,840)
Cash flow hedging activity, net of taxes of $312, $(128), $295 and $(522), respectively	(1,173)	481	(1,111)	1,962
Pension and other postretirement effects, net of taxes of $0, $0, $0 and $(1), respectively	1	1	1	2
Other comprehensive gain (loss)	896	(1,872)	71	124
Comprehensive income	$37,517	$28,310	$75,543	$61,363
Less: Comprehensive income attributable to redeemable noncontrolling interest	(570)	(127)	(828)	(572)
Comprehensive income attributable to CSW Industrials, Inc.	$36,947	$28,183	$74,715	$60,791

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except for per share amounts)	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$273,220	$22,156
Accounts receivable, net of allowance for expected credit losses of $1,127 and $908, respectively	135,265	142,665
Inventories, net	183,731	150,749
Prepaid expenses and other current assets	17,281	15,840
Total current assets	609,497	331,410
Property, plant and equipment, net of accumulated depreciation of $109,891 and $103,515, respectively	95,128	92,811
Goodwill	255,899	247,191
Intangible assets, net	333,326	318,819
Other assets	65,446	53,095
Total assets	$1,359,296	$1,043,326

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63,191	$48,387
Accrued and other current liabilities	96,259	67,449
Current portion of long-term debt	—	—
Total current liabilities	159,450	115,836
Long-term debt	—	166,000
Retirement benefits payable	1,093	1,114
Other long-term liabilities	148,404	125,298
Total liabilities	308,947	408,248
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	20,183	19,355
Equity:
Common shares, $0.01 par value	177	164
Shares authorized – 50,000
Shares issued – 17,771 and 16,466, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	494,535	137,253
Treasury shares, at cost (982 and 952 shares, respectively)	(106,636)	(95,643)
Retained earnings	651,145	583,075
Accumulated other comprehensive loss	(9,055)	(9,126)
Total equity	1,030,166	615,723
Total liabilities, redeemable noncontrolling interest and equity	$1,359,296	$1,043,326
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	$164	$(95,643)	$137,253	$583,075	$(9,126)	$615,723
Share-based compensation	—	—	3,746	—	—	3,746
Stock activity under stock plans	—	(3,313)	—	—	—	(3,313)
Reissuance of treasury shares	—	1,211	2,948	—	—	4,159
Repurchase of common shares	—	(4,661)	—	—	—	(4,661)
Net income	—	—	—	38,591	—	38,591
Dividends	—	—	23	(3,285)	—	(3,262)
Other comprehensive income, net of tax	—	—	—	—	(825)	(825)
Balance at June 30, 2024	$164	$(102,406)	$143,970	$618,381	$(9,951)	$650,158
Share-based compensation	—	—	3,145	—	—	3,145
Repurchase of common shares	—	(4,230)	—	—	—	(4,230)
Net income	—	—	—	36,051	—	36,051
Dividends	—	—	26	(3,287)	—	(3,261)
Equity issuance	13	—	347,394	—	—	347,407
Other comprehensive loss, net of tax	—	—	—	—	896	896
Balance at September 30, 2024	$177	$(106,636)	$494,535	$651,145	$(9,055)	$1,030,166

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2023	$163	$(82,734)	$123,336	$493,319	$(8,409)	$525,675
Share-based compensation	—	—	2,805	—	—	2,805
Stock activity under stock plans	—	(2,864)	—	—	—	(2,864)
Reissuance of treasury shares	—	2,526	2,292	—	—	4,818
Net income	—	—	—	30,611	—	30,611
Dividends	—	—	18	(2,965)	—	(2,947)
Other comprehensive income, net of tax	—	—	—	—	1,996	1,996
Balance at June 30, 2023	$163	$(83,072)	$128,451	$520,965	$(6,413)	$560,094
Share-based compensation	—	—	2,750	—	—	2,750
Repurchase of common shares	—	(1,147)	—	—	—	(1,147)
Net income	—	—	—	30,055	—	30,055
Dividends	—	—	23	(2,976)	—	(2,953)
Other comprehensive loss, net of tax	—	—	—	—	(1,872)	(1,872)
Balance at September 30, 2023	$163	$(84,219)	$131,224	$548,044	$(8,285)	$586,927

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2024	2023
Cash flows from operating activities:
Net income	$75,472	$61,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,045	6,613
Amortization of intangible and other assets	13,214	11,730
Provision for inventory reserves	840	2,490
Provision for doubtful accounts	723	227
Share-based compensation	6,891	5,556
Net gain on disposals of property, plant and equipment	(39)	(1,446)
Net pension benefit	33	33
Impairment of assets	—	91
Net deferred taxes	1,516	411
Changes in operating assets and liabilities:
Accounts receivable	11,301	(3,917)
Inventories	(25,282)	7,739
Prepaid expenses and other current assets	(2,085)	(5,478)
Other assets	153	(466)
Accounts payable and other current liabilities	39,626	8,975
Retirement benefits payable and other liabilities	61	1,139
Net cash provided by operating activities	129,469	94,936
Cash flows from investing activities:
Capital expenditures	(8,587)	(7,785)
Proceeds from sale of assets held for investment	—	1,665
Proceeds from sale of assets	43	42
Cash paid for investments	(500)	—
Cash paid for acquisitions	(32,305)	(2,623)
Net cash used in investing activities	(41,349)	(8,701)
Cash flows from financing activities:
Borrowings on line of credit	32,723	38,681
Repayments of line of credit and term loan	(198,723)	(118,681)
Purchase of treasury shares	(12,287)	(3,928)
Proceeds from equity issuance	347,407	—
Dividends	(6,523)	(5,900)
Net cash provided by (used in) financing activities	162,597	(89,828)
Effect of exchange rate changes on cash and equivalents	347	(1,016)
Net change in cash and cash equivalents	251,064	(4,609)
Cash and cash equivalents, beginning of period	22,156	18,455
Cash and cash equivalents, end of period	$273,220	$13,846

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), plumbing products, grilles, registers and diffusers (“GRD”), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, electrical, general industrial, energy, rail transportation and mining. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

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

Basis of Presentation

The consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity (“VIE”) for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of September 30, 2024, and the results of operations for the three and six months periods ended September 30, 2024 and 2023. All adjustments are of a normal, recurring nature.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CSWI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Annual Report”).

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our Form 10-K for fiscal 2026. We are currently evaluating the impact this ASU may have on our financial statement disclosures

2. ACQUISITIONS

PSP Products, Inc.

On August 1, 2024, we acquired the assets of PSP Products, Inc. (“PSP”), based in Manassas, Virginia for an aggregate purchase price of $47.1 million, comprised of cash consideration of $32.5 million, an estimated final working capital true-up adjustment of $7.0 million and contingent considerations initially measured at $7.6 million based on PSP meeting defined operational and financial targets over a period of 2.5 years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility, as defined in Note 7. PSP offers a family of superior surge protection and load management products to our existing HVAC/R offerings. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $7.6 million, of which $0.6 million was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations and $7.0 million was determined using a scenario-based analysis on forecasted future results. During the three and six months ended September 30, 2024, we incurred $0.2 million and $0.3 million, respectively, in transaction expenses in connection with the PSP acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment.

The PSP acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $9.2 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R offerings and provide additional electrical offerings to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($24.5 million), tradename ($2.0 million), accounts receivable ($4.4 million), inventory ($8.7 million), other current asset ($0.3 million), equipment ($0.3 million) and other assets ($0.7 million), net of current liabilities ($2.6 million) and other liabilities ($0.4 million). Customer lists are being amortized over 15 years while the tradename and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available as of August 1, 2024, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. PSP activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

Dust Free, LP

On February 6, 2024, we acquired 100% of the outstanding equity of Dust Free, LP (“Dust Free”), based in Royse City, Texas, for an aggregate purchase price of $34.2 million (including $0.6 million cash acquired), comprised of cash consideration of $27.4 million (including a final working capital true-up receipt of $0.5 million) and contingent considerations initially measured at $6.8 million based on Dust Free meeting defined operational and financial targets over a period of 6 years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 7). The Dust Free products offer residential and commercial indoor air quality and HVAC/R applications and supplement our Contractor Solutions segment's existing product portfolio. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $6.8 million, of which $2.1 million was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations and $4.7 million was determined using a scenario-based analysis on forecasted future results. During the year ended March 31, 2024, we incurred $0.7 million in transaction expenses in connection with the Dust Free acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment.

The Dust Free acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $3.2 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R offerings and provide a meaningful value proposition to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($20.1 million), trademark ($1.6 million), accounts receivable ($2.9 million), cash ($0.6 million), inventory ($4.1 million), other current asset ($0.4 million) and equipment ($3.6 million), net of current liabilities ($2.3 million). Customer lists are being amortized over 15 years and the definite-life trademark ($0.6 million) is being amortized over 2 years while the indefinite-life trademark ($1.0 million) and goodwill are not being amortized.  The Company's evaluation of the facts and circumstances available as of February 6, 2024, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. Dust Free activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

3. CONSOLIDATION OF VARIABLE INTEREST ENTITY AND REDEEMABLE NONCONTROLLING INTEREST

Whitmore Joint Venture

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of the joint venture (the “Whitmore JV”) with Pennzoil-Quaker State Company dba SOPUS Products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business.

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

	September 30, 2024	March 31, 2024
Cash	$5,869	$5,909
Accounts receivable, net	8,745	8,094
Inventories, net	4,643	3,851
Prepaid expenses and other current assets	204	138
Property, plant and equipment, net	14,235	14,241
Intangible assets, net	5,264	5,669
Other assets	616	315
Total assets	$39,576	$38,217

Accounts payable	$5,570	$6,004
Accrued and other current liabilities	1,375	1,463
Other long-term liabilities	431	206
Total liabilities	$7,376	$7,673

During the three and six months ended September 30, 2024, the Whitmore JV generated net income of $1.1 million and $1.7 million, respectively.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member during the month of July 2024 and every two years afterwards. No put option was provided in July 2024. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the six-month period ended September 30, 2024 were as follows (in thousands):

	September 30, 2024	September 30, 2023
Balance at beginning of the year	$19,355	$18,464
Net income attributable to redeemable noncontrolling interest	828	572
Ending balance	$20,183	$19,036

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2024	March 31, 2024
Raw materials and supplies	$54,333	$44,866
Work in process	5,956	5,194
Finished goods	132,574	109,695
Total inventories	192,863	159,755
Less: Obsolescence reserve	(9,132)	(9,006)
Inventories, net	$183,731	$150,749

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of September 30, 2024 and March 31, 2024 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at March 31, 2024	$213,544	$9,358	$24,289	$247,191
Dust Free acquisition	(724)	—	—	(724)
PSP acquisition	9,171	—	—	9,171
Currency translation	49	204	8	261
Balance at September 30, 2024	$222,040	$9,562	$24,297	$255,899

The following table provides information about our intangible assets (in thousands, except years):

		September 30, 2024		March 31, 2024
	Weighted Avg Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$15,135	$(9,682)	$15,084	$(9,306)
Customer lists and amortized trademarks	14	370,971	(115,079)	346,136	(103,407)
Non-compete agreements	6	1,000	(545)	1,000	(453)
Other	10	6,276	(2,889)	6,275	(2,649)
		$393,382	$(128,195)	$368,495	$(115,815)
Trade names and trademarks not being amortized:		$68,139	$—	$66,139	$—

Amortization expenses for the three and six months ended September 30, 2024 were $6.5 million and $11.9 million, respectively. Amortization expenses for the three and six months ended September 30, 2023 were $5.7 million and $11.3 million, respectively. The following table shows the estimated future amortization for intangible assets, as of September 30, 2024, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2025	$12,236
2026	24,648
2027	23,570
2028	23,170
2029	23,093
Thereafter	158,470
Total	$265,187

6. SHARE-BASED COMPENSATION

Prior to September 17, 2024, we maintained the shareholder-approved 2015 Equity and Incentive Compensation Plan (the "2015 Plan"), which provided for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. On August 15, 2024, our shareholders approved the 2024 Equity and Incentive Compensation Plan (the “2024 Plan”) and on September 17, 2024, we registered the offering of shares under the 2024 Plan on the Registration Statement on Form S-8 (the “2024 Plan Registration”). Following the 2024 Plan Registration, no further awards have or will be granted under the 2015 Plan, and the 2015 Plan's remaining share reserve for new awards was cancelled. Any awards previously granted under the 2015 Plan will remain outstanding and vest in accordance with their original terms and conditions.

The 2024 Plan provides for the issuance of up to 850,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of September 30, 2024, and due to awards granted under the 2015 Plan prior to the 2024 Plan Registration, 847,120 shares were reserved and available for issuance under the 2024 Plan.

We recorded share-based compensation expense as follows for the three and six months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation expense	$3,145	$2,750	$6,891	$5,555
Related income tax benefit (a)	(786)	(688)	(1,723)	(1,389)
Net share-based compensation expense	$2,359	$2,062	$5,168	$4,166
(a) Income tax benefit is estimated using the statutory rate

Restricted share activity was as follows:

	Six Months Ended September 30, 2024
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2024:	221,563	$166.62
Granted (a)	41,684	324.55
Vested	(43,313)	189.55
Canceled	(1,231)	153.16
Outstanding at September 30, 2024	218,703	$180.28
(a) Including incremental shares granted as a result of performance-based awards vested exceeding 100%

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of September 30, 2024 and 2023 included 96,633 and 97,667 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted no awards with performance-based vesting provisions during the three months ended September 30, 2024 and 2023. We granted 18,962 and 29,120 awards with performance-based vesting provisions during the six months ended September 30, 2024 and 2023, respectively, with a vesting range of 0%-200%.

At September 30, 2024, we had unrecognized compensation cost related to unvested restricted shares of $20.1 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 1.95 years. The total fair value of restricted shares granted during the three months ended September 30, 2024 and 2023 was $0.9 million and $0.8 million, respectively. The total fair value of restricted shares granted during the six months ended September 30, 2024 and 2023 was $7.2 million and $6.6 million, respectively. The total fair value of restricted shares vested during the three months ended September 30, 2024 and 2023 was $0.9 million and $1.0 million, respectively. The total fair value of restricted shares vested during the six months ended September 30, 2024 and 2023 was $10.4 million and $8.4 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	September 30, 2024	March 31, 2024
Revolving Credit Facility, interest rate of 0.00% (a) and 6.68% (b)	$—	$166,000
Less: Current portion	—	—
Long-term debt	$—	$166,000
(a) Interest rate effective on September 30, 2024 was not applicable due to the debt payoff in September 2024.
(b) Represents the interest rate effective on March 31, 2024.

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, prior to December 2022, we maintained a $400.0 million revolving credit facility that contains a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans, with an additional $150 million accordion feature (the “Second Credit Agreement”). The credit facility was scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in underwriting fees, which are being amortized over the life of the Second Credit Agreement. Borrowings under the Second Credit Agreement bore interest at either base rate plus between 0.25% to 1.5% or LIBOR plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate was described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We paid a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees were payable at least quarterly and the outstanding principal balance was due at the maturity date. The Second Credit Agreement was secured by a first priority lien on all tangible and intangible assets and stock issued by the Company and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

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

During the six months ended September 30, 2024, we borrowed $32.7 million and repaid $198.3 million under the Revolving Credit Facility. As of September 30, 2024 and March 31, 2024, we had $0.0 million and $166.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the Revolving Credit Facility of $500.0 million and $334.0 million, respectively. The financial covenants contained in the Second Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement. The Second Credit Agreement also requires the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of September 30, 2024.

Interest payments on the first $100.0 million borrowing under the Revolving Credit Facility were hedged under an interest rate swap agreement as described in Note 9 until September 2024, when the balance of the Revolving Credit Facility was paid off using a portion of the proceeds from the equity offering as discussed in Note 11.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 23 years, some of which include escalation clauses and/or options to extend or terminate the leases. We do not currently have any financing lease arrangements.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Components of Operating Lease Expenses
Operating lease expense (a)	$3,310	$2,560	$6,347	$5,279
Short-term lease expense	231	144	450	335
Total operating lease expense	$3,541	$2,704	$6,797	$5,614
(a) Included in cost of revenues and selling, general and administrative expenses

(in thousands)	September 30, 2024	March 31, 2024
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$57,002	$44,491

Short-term lease liabilities (c)	$8,944	$9,443
Long-term lease liabilities (c)	54,255	39,922
Total operating lease liabilities	$63,199	$49,365
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Six Months Ended September 30,
(in thousands)	2024	2023
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$6,117	$5,605
Right-of-use assets obtained in exchange for new operating lease obligations	20,089	1,061
Decrease in right-of-use assets and operating lease liabilities due to lease modification, remeasurement or termination	3,123	15,371
(a) Included in our Consolidated Statements of Cash Flows under operating activities in net income and accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	7.79	6.57
Weighted average discount rate	5.1%	2.7%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2025 (excluding the six months ended September 30, 2024)	$6,144
2026	11,937
2027	11,413
2028	9,780
2029	8,533
Thereafter	33,259
Total lease liabilities	81,066
Less: Imputed interest	(17,867)
Present value of lease liabilities	$63,199

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. All interest rate swaps are highly effective.

On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million of borrowings under our Revolving Credit Facility. This interest rate swap fixed the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our Revolving Credit Facility and was scheduled to expire on May 18, 2026. In September 2024, upon the payoff of the outstanding Revolving Credit Facility balance, we terminated the interest rate swap and incurred a cash payment of $0.4 million, which was reported in our Consolidated Statements of Income in interest expense, net. As of September 30, 2024 and March 31, 2024, we had $0.0 million and $100.0 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.

The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	September 30, 2024	March 31, 2024
Current derivative asset	$—	$1,186
Non-current derivative asset	—	221

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and six months ended September 30, 2024 and 2023 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$36,621	$30,182	$75,472	$61,239
Less: Net income attributable to redeemable noncontrolling interest	(570)	(127)	(828)	(572)
Net income attributable to CSW Industrials, Inc.	$36,051	$30,055	$74,644	$60,667

Weighted average shares:
Common stock	15,765	15,435	15,599	15,422
Participating securities	101	109	102	110
Denominator for basic earnings per common share	15,866	15,544	15,701	15,532
Potentially dilutive securities	75	44	69	36
Denominator for diluted earnings per common share	15,941	15,588	15,770	15,568

Net income per share attributable to CSW Industrials, Inc.:
Basic	$2.27	$1.93	$4.75	$3.91
Diluted	$2.26	$1.93	$4.73	$3.90

11. SHAREHOLDERS' EQUITY

Common Stock

	September 30, 2024		September 30, 2023
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance at beginning of the year	16,465,776	952,394	16,377,820	902,157
Vesting of performance shares	39,064	14,283	54,065	20,614
Reissuance of treasury shares	—	(17,186)	—	(35,477)
Restricted stock awards activities	1,649	—	2,576	—
Share repurchases	—	32,450	—	6,431
Equity issuance	1,265,000	—	—	—
Ending balance	17,771,489	981,941	16,434,461	893,725

Equity Offering

In September 2024, the Company completed a follow-on equity offering, and issued and sold a total of 1,265,000 shares of our common stock to the public, including shares issued pursuant to the underwriters' full exercise of their over-allotment option, at an offering a price of $285 per share. We received proceeds of $347.4 million, net of underwriting fees and discounts and expenses incurred directly related to the offering. We used a portion of the proceeds to pay off the outstanding balance of our Revolving Credit Facility, as discussed in Note 7, and we plan to use the remainder of the proceeds for general corporate purposes, including potential future acquisitions.

Share Repurchase Program

On November 7, 2018, we announced that our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a two-year period. On October 30, 2020, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced the prior announced $75.0 million program. On December 16, 2022, we announced that our Board of Directors authorized a new $100.0 million share repurchase program, which replaced the previously announced $100.0 million program. Under the current repurchase program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration date of December 31, 2024, for completion of the current repurchase program; however, such program may be limited or terminated at any time at our discretion without notice.

Under the current $100.0 million repurchase program, a total of 13,658 and 32,450 shares were repurchased for the three and six months ended September 30, 2024 for $4.2 million and $8.9 million, respectively. A total of 6,431 shares were repurchased for the three and six months ended September 30, 2023 for $1.1 million.

In connection with the vesting of share awards, 0 and 14,283 shares for $0.0 million and $3.3 million, respectively, were tendered by employees to satisfy minimum tax withholding requirements during the three and six months ended September 30, 2024. 0 and 20,614 shares for $0.0 million and $2.9 million, respectively, were tendered by employees to satisfy minimum tax withholding requirements during the three and six months ended September 30, 2023.

Dividends

On April 14, 2023, we announced a quarterly dividend increase to $0.19 per share. On April 12, 2024, we announced a quarterly dividend increase to $0.21 per share. On October 11, 2024, we announced another quarterly dividend increase to $0.24 per share. Total dividends of $3.3 million and $2.9 million were paid during the three months ended September 30, 2024 and 2023, respectively. Total dividends of $6.5 million and $5.9 million were paid during the six months ended September 30, 2024 and 2023, respectively.

On October 11, 2024, we announced a quarterly dividend of $0.24 per share payable on November 8, 2024 to shareholders of record as of October 25, 2024. Any future dividends at the existing $0.24 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

Cash equivalents generally consist of money market funds invested in instruments issued or guaranteed by the U.S. Treasury and government with a reputable and highly diversified global bank. The fair value of these cash equivalents is based on quoted market price, which is a Level I input.

The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level II inputs.  The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at variable rates.  The carrying amounts of other financial instruments (i.e., cash, accounts receivable, net, accounts payable) approximate their fair values at September 30, 2024 and March 31, 2024 due to their short-term nature.

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

The fair value of the contingent consideration liability related to acquisitions is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value. The increases or decreases in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. As of September 30, 2024 and March 31, 2024, the contingent consideration liability reported in the balance sheets was $14.8 million and $7.2 million, respectively.

13. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending, whether individually or in the aggregate, that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

14. INCOME TAXES

For the three months ended September 30, 2024, we earned $49.5 million from operations before taxes and provided for income taxes of $12.9 million, resulting in an effective tax rate of 26.1%. For the six months ended September 30, 2024, we earned $102.3 million from operations before taxes and provided for income taxes of $26.9 million, resulting in an effective tax rate of 26.2%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2024 primarily due to state income tax (net of federal benefit), provision for global intangible low-taxed income (“GILTI”), executive compensation limitations, and increases to penalties and interest on uncertain tax positions (“UTP”); offset by foreign tax credits and excess tax deductions related to equity compensation and foreign-derived intangible income (“FDII”).

For the three months ended September 30, 2023, we earned $40.6 million from operations before taxes and provided for income taxes of $10.4 million, resulting in an effective tax rate of 25.7%. For the six months ended September 30, 2023, we earned $82.1 million from operations before taxes and provided for income taxes of $20.9 million, resulting in an effective tax rate of 25.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2023 primarily due to state income tax (net of federal benefit), executive compensation limitations, provision for GILTI and increase in the reserves of UTP; offset by excess tax deductions related to FDII, non-controlling interest and excess deductions related to stock-based compensation, net of limitations

The Company expects $3.6 million of reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

The Organization for Economic Cooperation and Development introduced a framework under Pillar Two, which includes a global minimum tax rate of 15% that applies to fiscal year starting on or after January 1, 2024, with certain remaining provisions to be effective in 2025. Certain jurisdictions in which we do business have enacted laws implementing Pillar Two. Based on our current forecast, we do not expect the Pillar Two rules to apply to the Company in the near term. We are monitoring these developments and do not believe these rules will have a material impact on our financial condition and/or consolidated results.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended September 30,
	2024	2023
Currency translation adjustments:
Balance at beginning of period	$(11,024)	$(7,676)
Adjustments for foreign currency translation	2,068	(2,354)
Balance at end of period	$(8,956)	$(10,030)

Interest rate swaps:
Balance at beginning of period	$1,173	$1,367
Unrealized gains (losses), net of taxes of $253 and $(207), respectively (a)	(953)	780
Reclassification of losses included in interest expense, net, net of taxes of $58 and $79, respectively	(220)	(299)
Other comprehensive income (loss)	(1,173)	481
Balance at end of period	$—	$1,848

Defined benefit plans:
Balance at beginning of period	$(100)	$(104)
Amortization of net gains, net of taxes of $0 and $0, respectively (b)	1	1
Balance at end of period	$(99)	$(103)

	Six Months Ended September 30,
	2024	2023
Currency translation adjustments:
Balance at beginning of period	$(10,137)	$(8,190)
Adjustments for foreign currency translation	1,181	(1,840)
Balance at end of period	$(8,956)	$(10,030)

Interest rate swaps:
Balance at beginning of period	$1,111	$(114)
Unrealized gains (losses), net of taxes of $153 and $(667), respectively (a)	(577)	2,508
Reclassification of losses included in interest expense, net, net of taxes of $142 and $145, respectively	(534)	(546)
Other comprehensive income (loss)	(1,111)	1,962
Balance at end of period	$—	$1,848

Defined benefit plans:
Balance at beginning of period	$(100)	$(105)
Amortization of net gains, net of taxes of $0 and $(1), respectively (b)	1	2
Balance at end of period	$(99)	$(103)
(a) Unrealized gain (loss) is reclassified to earnings as underlying cash interest settlements are made or received. As discussed in Note 9, the interest rate swap was terminated in September 2024. As such, no gain or loss is expected to be recognized over the next twelve months.

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

16. REVENUE RECOGNITION

Refer to Note 19 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2024				Six Months Ended September 30, 2024
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$28,655	$28,655	$—	$—	$55,832	$55,832
Book-and-ship	156,764	38,489	4,018	199,271	315,302	75,235	7,734	398,271
Net revenues	$156,764	$38,489	$32,673	$227,926	$315,302	$75,235	$63,566	$454,103

	Three Months Ended September 30, 2023				Six Months Ended September 30, 2023
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$25,358	$25,358	$—	$—	$49,297	$49,297
Book-and-ship	137,853	36,589	3,853	178,295	275,958	74,257	7,501	357,716
Net revenues	$137,853	$36,589	$29,211	$203,653	$275,958	$74,257	$56,798	$407,013

As of September 30, 2024 and March 31, 2024, accounts receivable balances were $135.3 million and $142.7 million, respectively. As of September 30, 2023 and March 31, 2023, accounts receivable balances were $126.3 million and $122.8 million, respectively.

Contract Balances

Contract liabilities, which are included in accrued and other current liabilities in our consolidated balance sheets were as follows (in thousands):

	September 30, 2024	September 30, 2023
Balance at beginning of the year:	$548	$637
Revenue recognized during the period	(370)	(544)
New contracts and revenue added to existing contracts during the period	518	551
Ending balance	$696	$644

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

Three Months Ended September 30, 2024:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$156,764	$38,489	$32,673	$227,926	$—	$227,926
Intersegment revenue	2,070	45	—	2,115	(2,115)	—
Operating income	46,254	5,819	6,082	58,155	(6,606)	51,549

Three Months Ended September 30, 2023:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$137,853	$36,589	$29,211	$203,653	$—	$203,653
Intersegment revenue	2,049	25	—	2,074	(2,074)	—
Operating income	39,025	4,829	5,233	49,087	(7,094)	41,993

Six months ended September 30, 2024:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$315,302	$75,235	$63,566	$454,103	$—	$454,103
Intersegment revenue	3,950	91	—	4,041	(4,041)	—
Operating income	96,138	12,970	11,806	120,914	(14,304)	106,610

Six months ended September 30, 2023:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$275,958	$74,257	$56,798	$407,013	$—	$407,013
Intersegment revenue	3,898	69	—	3,967	(3,967)	—
Operating income	78,692	11,794	9,493	99,979	(12,780)	87,199

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

Overview

CSW Industrials, Inc. (“CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), plumbing products, grilles, registers and diffusers (“GRD”), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, electrical, general industrial, energy, rail transportation and mining. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

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

Our Outlook

We expect to maintain a strong balance sheet in fiscal year 2025, which provides us with access to capital through our cash on hand, internally-generated cash flow, availability under our Revolving Credit Facility and proceeds from our recent follow-on equity offering. Our capital allocation strategy continues to guide our investing decisions, with a priority to direct capital to the highest risk adjusted return opportunities, within the categories of organic growth, strategic acquisitions and the return of cash to shareholders through our share repurchase and dividend programs. With the strength of our financial position, we will continue to invest in financially and strategically attractive expanded product offerings, key elements of our long-term strategy of targeting long-term profitable growth. We will continue to invest our capital in maintaining our facilities and in continuous improvement initiatives. We recognize the importance of, and remain committed to, continuing to drive organic growth, as well as investing additional capital in opportunities with attractive risk-adjusted returns, driving increased penetration in the end markets we serve. We remain disciplined in our approach to acquisitions, particularly as it relates to our assessment of valuation, prospective synergies, diligence, cultural fit and ease of integration, especially in light of economic conditions.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our consolidated results of operations and results for each of our segments.

All acquisitions are described in Note 2 to our consolidated financial statements included in this Quarterly Report. PSP Products, Inc. (“PSP”) activity has been included in our results within our Contractor Solutions segment since the August 1, 2024 acquisition date. Dust Free, LP. (“Dust Free”) activity has been included in our results within our Contractor Solutions segment since the February 6, 2024 acquisition date.

Revenues, net

	Three Months Ended September 30,
(Amounts in thousands)	2024	2023
Revenues, net	$227,926	$203,653

	Six Months Ended September 30,
(Amounts in thousands)	2024	2023
Revenues, net	$454,103	$407,013

Net revenues for the three months ended September 30, 2024 increased $24.3 million, or 11.9%, as compared with the three months ended September 30, 2023. The increase was partially due to the acquisitions of PSP and Dust Free ($11.6 million or 5.7%). Excluding the impact of the acquisitions, organic sales increased $12.7 million, or 6.2%, from the prior year primarily due to an increase in unit volumes and a slight increase from pricing actions. Net revenue increased in the HVAC/R, architecturally-specified building products, electrical, energy, plumbing, rail transportation, and mining end markets and decreased in the general industrial end market.

Net revenues for the six months ended September 30, 2024 increased $47.1 million, or 11.6%, as compared with the six months ended September 30, 2023. The increase was partially due to the acquisitions of PSP and Dust Free ($18.8 million or 4.6%). Excluding the impact of the acquisitions, organic sales increased $28.3 million, or 7.0%, from the prior year due to increased unit volumes and a slight increase from pricing actions. Net revenue increased in the HVAC/R, architecturally-specified building products, electrical, plumbing, and rail transportation end markets and decreased in the mining end market.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2024	2023
Gross profit	$103,901	$90,959
Gross profit margin	45.6%	44.7%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2024	2023
Gross profit	$211,322	$183,126
Gross profit margin	46.5%	45.0%

Gross profit for the three months ended September 30, 2024 increased $12.9 million, or 14.2%, as compared with the three months ended September 30, 2023. The increase was primarily a result of the increased net revenue and the inclusion of recent acquisitions of Dust Free and PSP. Gross profit margin of 45.6% for the three months ended September 30, 2024 increased as compared to 44.7% for the three months ended September 30, 2023. The increase was driven primarily by improved leverage from volume increase and pricing actions.

Gross profit for the six months ended September 30, 2024 increased $28.2 million, or 15.4%, as compared with the six months ended September 30, 2023. The increase was primarily a result of the increased net revenue and the inclusion of recent acquisitions of Dust Free and PSP. Gross profit margin of 46.5% for the six months ended September 30, 2024 increased as compared to 45.0% for the six months ended September 30, 2023. The increase was primarily due to improved leverage from volume increase, favorable product mix and pricing actions.

Operating Expenses

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2024	2023
Operating expenses	$52,352	$48,966
Operating expenses as a percentage of revenues, net	23.0%	24.0%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2024	2023
Operating expenses	$104,712	$95,927
Operating expenses as a percentage of revenues, net	23.1%	23.6%

Operating expenses for the three months ended September 30, 2024 increased $3.4 million, or 6.9%, as compared with the three months ended September 30, 2023. The increase was primarily due to added expenses related to the inclusion of Dust Free and PSP in the current period, including increased amortization of intangible assets, as well as increased expenses related to business integrations, strategic development activities, and employee compensation. The decrease in operating expenses as a percentage of revenues was attributable to revenue increasing by a greater percentage than the increase in operating expenses.

Operating expenses for the six months ended September 30, 2024 increased $8.8 million, or 9.2%, as compared with the six months ended September 30, 2023. The increase was primarily due to added expenses related to the inclusion of Dust Free and PSP in the current period, including increased amortization of intangible assets and increased expenses related to employee compensation, business integrations, and strategic development activities. The decrease in operating expenses as a percentage of revenues was attributable to revenue increasing by a greater percentage than the increase in operating expenses.

Operating Income

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2024	2023
Operating income	$51,549	$41,993
Operating margin	22.6%	20.6%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2024	2023
Operating income	$106,610	$87,199
Operating margin	23.5%	21.4%

Operating income for the three months ended September 30, 2024 increased $9.6 million, or 22.8%, as compared with the three months ended September 30, 2023, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Operating income for the six months ended September 30, 2024 increased $19.4 million, or 22.3%, as compared with the six months ended September 30, 2023, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $1.3 million for the three months ended September 30, 2024 decreased $2.0 million as compared to the three months ended September 30, 2023. Net interest expense of $3.9 million for the six months ended September 30, 2024 decreased $3.4 million as compared to the six months ended September 30, 2023. The decrease in the three and six months ended September 30, 2024 was due to reduced average borrowing under our Revolving Credit Facility as a result of strong operating cash flows generated and the repayment of the outstanding balance under our Revolving Credit Facility, as discussed in Note 7. The interest income generated by our cash equivalents invested in money market funds also contributed to the net interest expense decrease.

Other income (expense), net changed $2.6 million to net expense of $(0.7) million for the three months ended September 30, 2024 as compared with net income of $1.9 million for the three months ended September 30, 2023. Other income (expense), net changed $2.6 million to net expense of $(0.4) million for the six months ended September 30, 2024 as compared with net income of 2.2 million for the six months ended September 30, 2023. The change in the three and six months ended September 30, 2024 was due to a $1.4 million gain reported in the previous period in connection with the sale of a property previously held for investment that did not recur, in addition to losses arising from transactions in currencies other than functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended September 30, 2024, we earned $49.5 million from operations before taxes and provided for income taxes of $12.9 million, resulting in an effective tax rate of 26.1%. For the six months ended September 30, 2024, we earned $102.3 million from operations before taxes and provided for income taxes of $26.9 million, resulting in an effective tax rate of 26.2%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2024 primarily due to state income tax (net of federal benefit), provision for global intangible low-taxed income (“GILTI”), executive compensation limitations, and increases to penalties and interest on uncertain tax positions (“UTP”); offset by foreign tax credits and excess tax deductions related to equity compensation and foreign-derived intangible income (“FDII”).

For the three months ended September 30, 2023, we earned $40.6 million from operations before taxes and provided for income taxes of $10.4 million, resulting in an effective tax rate of 25.7%. For the six months ended September 30, 2023, we earned $82.1 million from operations before taxes and provided for income taxes of $20.9 million, resulting in an effective tax rate of 25.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2023 primarily due to state income tax (net of federal benefit), executive compensation limitations, provision for GILTI and increase in the reserves of UTP; offset by excess tax deductions related to FDII, non-controlling interest and excess deductions related to stock-based compensation, net of limitations

The Company expects $3.6 million of reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

The Organization for Economic Cooperation and Development introduced a framework under Pillar Two, which includes a global minimum tax rate of 15% that applies to fiscal year starting on or after January 1, 2024, with certain remaining provisions to be effective in 2025. Certain jurisdictions in which we do business have enacted laws implementing Pillar Two. Based on our current forecast, we do not expect the Pillar Two rules to apply to the Company in the near term. We are monitoring these developments and do not believe these rules will have a material impact on our financial condition and/or consolidated results.

Business Segments

We conduct our operations through three business segments based on how we manage the business. We evaluate segment performance and allocate resources based on each segment's operating income. The key operating results for our three segments are discussed below.

Contractor Solutions Segment Results

The Contractor Solutions segment manufactures efficiency and performance enhancing products predominantly for residential and commercial HVAC/R, plumbing and electrical applications, which are designed primarily for professional end-use customers.

	Three Months Ended September 30,
(Amounts in thousands)	2024	2023
Revenues, net	$158,835	$139,902
Operating income	46,254	39,025
Operating margin	29.1%	27.9%

	Six Months Ended September 30,
(Amounts in thousands)	2024	2023
Revenues, net	$319,252	$279,857
Operating income	96,138	78,692
Operating margin	30.1%	28.1%

Net revenues for the three months ended September 30, 2024 increased $18.9 million, or 13.5%, as compared with the three months ended September 30, 2023. The increase was partially due to the acquisitions of Dust Free and PSP ($11.6 million or 8.3%). Excluding the impact of the acquisitions, organic sales increased by $7.3 million, or 5.2%, due to increased unit volumes and a slight increase from pricing actions. Net revenue increased in the HVAC/R, electrical and plumbing end markets and decreased in the architecturally-specified building product end market.

Net revenues for the six months ended September 30, 2024 increased $39.4 million, or 14.1%, as compared with the six months ended September 30, 2023. The increase was partially due to the acquisitions of Dust Free and PSP ($18.8 million or 6.7%). Excluding the impact of the acquisitions, organic sales increased by $20.6 million, or 7.4%, due to an increase in unit volumes and a slight increase from pricing actions. Net revenue increased in the HVAC/R, electrical, and plumbing end markets.

Operating income for the three months ended September 30, 2024 increased $7.2 million, or 18.5%, as compared with the three months ended September 30, 2023. The increase was due to the increased net revenue and the inclusion of recent acquisitions of Dust Free and PSP. Operating income margin of 29.1% for the three months ended September 30, 2024 increased as compared to 27.9% for the three months ended September 30, 2023. This increase was due to gross margin improvement driven primarily by increased leverage from volume increase and pricing actions.

Operating income for the six months ended September 30, 2024 increased $17.4 million, or 22.2%, as compared with the six months ended September 30, 2023. The increase was due to the increased net revenue, the inclusion of recent acquisitions of Dust Free and PSP and favorable product mix. Operating income margin of 30.1% for the six months ended September 30, 2024 increased as compared to 28.1% for the six months ended September 30, 2023. This increase was primarily due to gross margin improvement driven primarily by increased operating leverage from additional volume, favorable product mix and pricing actions, combined with the management of operating expenses.

Specialized Reliability Solutions Segment Results

Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended September 30,
(Amounts in thousands)	2024	2023
Revenues, net	$38,535	$36,614
Operating income	5,819	4,829
Operating margin	15.1%	13.2%

	Six Months Ended September 30,
(Amounts in thousands)	2024	2023
Revenues, net	$75,327	$74,326
Operating income	12,970	11,794
Operating margin	17.2%	15.9%

Net revenues for the three months ended September 30, 2024 increased $1.9 million, or 5.2%, as compared with the three months ended September 30, 2023.  The increase was primarily due to increased unit volumes. Net revenue increased in the energy, rail transportation and mining end markets and decreased in the general industrial end market.

Net revenues for the six months ended September 30, 2024 increased $1.0 million, or 1.3%, as compared with the six months ended September 30, 2023.  The increase was primarily due to increased unit volumes and pricing actions. Net revenue increased in the rail transportation end market and decreased in the mining end market.

Operating income for the three months ended September 30, 2024 increased $1.0 million or 20.5% as compared to the three months ended September 30, 2023. The increase was primarily due to the increased net revenue. Operating income margin of 15.1% for the three months ended September 30, 2024 increased as compared to 13.2% for the three months ended September 30, 2023 due to improved manufacturing efficiencies.

Operating income for the six months ended September 30, 2024 increased $1.2 million or 10.0% as compared to the six months ended September 30, 2023. The increase was primarily driven by an immaterial inventory adjustment and the increased net revenue. Operating income margin of 17.2% for the six months ended September 30, 2024 increased as compared to 15.9% for the six months ended September 30, 2023. This increase was primarily due to the aforementioned inventory adjustment.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended September 30,
(Amounts in thousands)	2024	2023
Revenues, net	$32,673	$29,211
Operating income	6,082	5,233
Operating margin	18.6%	17.9%

	Six Months Ended September 30,
(Amounts in thousands)	2024	2023
Revenues, net	$63,566	$56,798
Operating income	11,806	9,493
Operating margin	18.6%	16.7%

Net revenues for the three months ended September 30, 2024 increased $3.5 million or 11.9% as compared to the three months ended September 30, 2023 driven by strength in the backlog converting to revenue and market expansion through innovative products and focused efforts on high-growth markets.

Net revenues for the six months ended September 30, 2024 increased $6.8 million or 11.9% as compared to the six months ended September 30, 2023 due to the continued conversion of strong project bookings into revenue and market expansion.

Operating income for the three months ended September 30, 2024 increased $0.8 million, or 16.2%, as compared with the three months ended September 30, 2023. The increase was driven by the increased net revenue and improved operating leverage. Operating income margin of 18.6% for the three months ended September 30, 2024 increased as compared to 17.9% for the three months ended September 30, 2023. This increase was primarily due to effective management of operating expenses.

Operating income for the six months ended September 30, 2024 increased $2.3 million, or 24.4%, as compared with the six months ended September 30, 2023. The increase was due to the increased net revenue and improved operating leverage. Operating income margin of 18.6% for the six months ended September 30, 2024 increased as compared to 16.7% for the six months ended September 30, 2023. This increase was primarily due to effective management of operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (“Revolver Borrowings”) are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Additionally, we use our Revolver Borrowings and proceeds from the recent follow-on equity offering to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, make scheduled interest payments on debt and meet our contingent consideration obligations. Absent deterioration of market conditions, we believe that cash flows from operating and financing activities, primarily Revolver Borrowings, will provide adequate resources to satisfy our working capital, scheduled interest payments on debt, anticipated dividend payments, periodic share repurchases, contingent consideration obligations and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

Cash Flow Analysis

	Six Months Ended September 30,
(Amounts in thousands)	2024	2023
Net cash provided by operating activities	$129,469	$94,936
Net cash used in investing activities	(41,349)	(8,701)
Net cash provided by (used in) financing activities	162,597	(89,828)

Our cash balance (including cash and cash equivalents) at September 30, 2024 was $273.2 million, as compared with $22.2 million at March 31, 2024.

For the six months ended September 30, 2024, our cash provided by operating activities from operations was $129.5 million, as compared with $94.9 million for six months ended September 30, 2023.

•Working capital provided cash for the six months ended September 30, 2024 due to higher accounts payable and other current liabilities ($39.6 million) and lower accounts receivable ($11.3 million), partially offset by higher inventories ($25.3 million), higher prepaid expenses and other current assets ($2.1 million).
•Working capital provided cash for the six months ended September 30, 2023 due to higher accounts payable and other current liabilities ($9.0 million), lower inventories ($7.7 million) and higher other liabilities ($1.1 million), partially offset by higher prepaid and other current assets ($5.5 million) and higher accounts receivable ($3.9 million).

Cash flows used in investing activities from operations during the six months ended September 30, 2024 were $41.3 million, as compared with $8.7 million used in investing activities for the six months ended September 30, 2023.

•Capital expenditures during the six months ended September 30, 2024 and 2023 were $8.6 million and $7.8 million, respectively. Our capital expenditures have been focused on capacity expansion (including $0.4 million and $2.1 million during the current and prior year periods for the Whitmore JV), enterprise resource planning systems, new product introductions, continuous improvement and automation of manufacturing facilities.
•During the six months ended September 30, 2024, we acquired PSP for an aggregate purchase price of $47.1 million, including $32.5 million in cash consideration at closing, as discussed in Note 2 to our consolidated financial statements in this Quarterly Report.
•During the six months ended September 30, 2024, $0.5 million was paid to acquire a long-term investment.
•During the six months ended September 30, 2023, $1.7 million cash was received from the sale of a property previously held for investment.
•During the six months ended September 30, 2023, $2.4 million cash was paid for immaterial product line acquisitions.

Cash flows provided by (used in) financing activities during the six months ended September 30, 2024 and 2023 were $162.6 million and $(89.8) million, respectively.

•Net repayments on our Revolving Credit Facility (as discussed in Note 7 to our consolidated financial statements included in this Quarterly Report) of $166.0 million and $80.0 million during the six months ended September 30, 2024 and 2023, respectively.
•As discussed in Note 11 to our consolidated financial statements included in this Quarterly Report, repurchases of shares under our share repurchase program of $8.9 million and $1.1 million during the six months ended September 30, 2024 and 2023, respectively.
•In connection with the vesting of share awards, $3.3 million and $2.9 million were tendered by employees to satisfy minimum tax withholding requirements during the six months ended September 30, 2024 and 2023, respectively.
•During the six months ended September 30, 2024, we received proceeds of $347.4 million, net of underwriting fees and discounts and expenses incurred directly related to the offering, in connection with our September 2024 follow-on equity offering, as discussed in Note 11 to our consolidated financial statements in this Quarterly Report.
•Dividend payments of $6.5 million and $5.9 million during the six months ended September 30, 2024 and 2023, respectively.

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

Financing

Credit Facilities

See Note 7 to our consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of September 30, 2024. See Note 9 to our consolidated financial statements included in this Quarterly Report for a discussion of our interest rate swaps.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the six months ended September 30, 2024.

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

ACCOUNTING DEVELOPMENTS

We have presented the information about pronouncements not yet implemented in Note 1 to our consolidated financial statements included in this Quarterly Report.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility (defined in Note 7). At September 30, 2024, we had $0.0 million in unhedged variable rate indebtedness as the outstanding balance of the Revolving Credit Facility was paid off in September 2024.

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

Foreign Currency Exchange Rate Risk

We conduct an immaterial portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than our operations' functional currency. We recognized foreign currency transaction net gain (loss) of $(0.6) million and $0.6 million for the six months ended September 30, 2024 and 2023, respectively, which are included in other expense, net on our Consolidated Statements of Income. We realized a net gain (loss) associated with foreign currency translation of $1.2 million and $(1.8) million for the six months ended September 30, 2024 and 2023, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at September 30, 2024, a 10% change in the foreign currency exchange rates for the six months ended September 30, 2024 would have impacted our net earnings by approximately 4%.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
July 1 - 31	5,559	(a)	$284.52	5,559	$83.3
August 1 - 31	5,286	(a)	313.03	5,286	81.6
September 1 - 30	2,813	(a)	353.19	2,813	80.6
Total	13,658			13,658

(a) On December 16, 2022, we announced that our Board of Directors authorized a new program to repurchase up to $100.0 million of our common stock, which replaced a previously announced $100.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2024, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. A total of 85,583 shares have been repurchased under the current program.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2024, the following directors and officers of the Company adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K promulgated under the Exchange Act) that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act:

•Rob Swartz, an independent member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement on September 10, 2024. Under Mr. Swartz’s trading arrangement, he may sell an aggregate of up to 1,600 shares of the Company’s common stock. Any sales under the trading arrangement will be made during the period beginning January 2, 2025 and ending August 29, 2025.

•Luke Alverson, the Company’s Senior Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement on September 11, 2024. Under Mr. Alverson’s trading arrangement, he may sell an aggregate of up to 7,208 shares of the Company’s common stock, the actual amount of which may be less based on tax withholdings and performance and vesting conditions of equity awards. Any sales under the trading arrangement will be made during the period beginning December 16, 2024 and ending May 30, 2025.

•Joseph Armes, the Company’s Chairman, Chief Executive Officer and President, adopted a Rule 10b5-1 trading arrangement on September 10, 2024. Under Mr. Armes’ trading arrangement, he may sell an aggregate of up to 12,000 shares of the Company’s common stock, which are intended to be sold on a monthly basis in equal installments, to the extent practicable. Any sales under the trading arrangement will be made during the period beginning February 15, 2025 (which occurs after the January 2025 termination of his existing Rule 10b5-1 trading arrangement) and ending January 15, 2026.

•Don Sullivan, the Company’s Executive Vice President and Chief Strategy Officer, adopted a Rule 10b5-1 trading arrangement on September 13, 2024. Under Mr. Sullivan’s trading arrangement, he may sell an aggregate of up to 17,973 shares of the Company’s common stock. Any sales under the trading arrangement will be made during the period beginning December 16, 2024 and ending November 14, 2025.

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

CSW INDUSTRIALS, INC.

October 30, 2024	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

October 30, 2024	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)