Form 10-Q
period 2024-12-31
CSW INDUSTRIALS, INC.
filed 2025-01-30
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 27, 2025, there were 16,783,080 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2024 and 2023 (unaudited)	1
	Consolidated Balance Sheets as of December 31, 2024 and March 31, 2024 (unaudited)	3
	Consolidated Statements of Equity as of December 31, 2024 and 2023 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended December 31, 2024 and 2023 (unaudited)	6
	Notes to the Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 5.	Other Information	35
Item 6.	Exhibits	36
SIGNATURES		37

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Revenues, net	$193,649	$174,967	$647,752	$581,980
Cost of revenues	(113,543)	(100,986)	(356,324)	(324,873)
Gross profit	80,106	73,981	291,428	257,107
Selling, general and administrative expenses	(50,511)	(46,400)	(155,224)	(142,327)
Operating income	29,595	27,581	136,204	114,780
Interest income (expense), net	1,976	(2,765)	(1,884)	(10,080)
Other expense, net	(298)	(8,428)	(716)	(6,188)
Income before income taxes	31,273	16,388	133,604	98,512
Provision for income taxes	(4,315)	(7,083)	(31,175)	(27,968)
Net income	26,958	9,305	102,429	70,544
Less: Income attributable to redeemable noncontrolling interest	(10)	(83)	(839)	(655)
Net income attributable to CSW Industrials, Inc.	$26,948	$9,222	$101,590	$69,889

Net income per share attributable to CSW Industrials, Inc.
Basic	$1.60	$0.59	$6.32	$4.50
Diluted	$1.60	$0.59	$6.30	$4.49

Weighted average number of shares outstanding:
Basic	16,792	15,546	16,066	15,537
Diluted	16,872	15,596	16,136	15,578

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2024	2023	2024	2023
Net income	$26,958	$9,305	$102,429	$70,544
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,674)	1,231	(2,493)	(609)
Cash flow hedging activity, net of taxes of $0, $414, $295 and $(107), respectively	—	(1,558)	(1,111)	404
Pension and other postretirement effects, net of taxes of $0, $0, $0 and $(1), respectively	—	—	1	2
Other comprehensive loss	(3,674)	(327)	(3,603)	(203)
Comprehensive income	$23,284	$8,978	$98,826	$70,341
Less: Comprehensive income attributable to redeemable noncontrolling interest	(10)	(83)	(839)	(655)
Comprehensive income attributable to CSW Industrials, Inc.	$23,274	$8,895	$97,987	$69,686

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except for per share amounts)	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$213,754	$22,156
Accounts receivable, net of allowance for expected credit losses of $1,295 and $908, respectively	114,825	142,665
Inventories, net	202,764	150,749
Prepaid expenses and other current assets	32,120	15,840
Total current assets	563,463	331,410
Property, plant and equipment, net of accumulated depreciation of $112,906 and $103,515, respectively	94,208	92,811
Goodwill	266,941	247,191
Intangible assets, net	355,256	318,819
Other assets	70,327	53,095
Total assets	$1,350,195	$1,043,326

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52,842	$48,387
Accrued and other current liabilities	81,873	67,449
Current portion of long-term debt	—	—
Total current liabilities	134,715	115,836
Long-term debt	—	166,000
Retirement benefits payable	1,082	1,114
Other long-term liabilities	150,181	125,298
Total liabilities	285,978	408,248
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	20,194	19,355
Equity:
Common shares, $0.01 par value	177	164
Shares authorized – 50,000
Shares issued – 17,791 and 16,466, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	497,906	137,253
Treasury shares, at cost (1,005 and 952 shares, respectively)	(115,367)	(95,643)
Retained earnings	674,036	583,075
Accumulated other comprehensive loss	(12,729)	(9,126)
Total equity	1,044,023	615,723
Total liabilities, redeemable noncontrolling interest and equity	$1,350,195	$1,043,326
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	$164	$(95,643)	$137,253	$583,075	$(9,126)	$615,723
Share-based compensation	—	—	3,746	—	—	3,746
Stock activity under stock plans	—	(3,313)	—	—	—	(3,313)
Reissuance of treasury shares	—	1,211	2,948	—	—	4,159
Repurchase of common shares	—	(4,661)	—	—	—	(4,661)
Net income	—	—	—	38,591	—	38,591
Dividends	—	—	23	(3,285)	—	(3,262)
Other comprehensive income, net of tax	—	—	—	—	(825)	(825)
Balance at June 30, 2024	$164	$(102,406)	$143,970	$618,381	$(9,951)	$650,158
Share-based compensation	—	—	3,145	—	—	3,145
Repurchase of common shares	—	(4,230)	—	—	—	(4,230)
Net income	—	—	—	36,051	—	36,051
Dividends	—	—	26	(3,287)	—	(3,261)
Equity issuance	13	—	347,394	—	—	347,407
Other comprehensive loss, net of tax	—	—	—	—	896	896
Balance at September 30, 2024	$177	$(106,636)	$494,535	$651,145	$(9,055)	$1,030,166
Share-based compensation	—	—	3,345	—	—	3,345
Stock activity under stock plans	—	(3,916)	—	—	—	(3,916)
Repurchase of common shares	—	(4,815)	—	—	—	(4,815)
Net income	—	—	—	26,948	—	26,948
Dividends	—	—	26	(4,057)	—	(4,031)
Other comprehensive income, net of tax	—	—	—	—	(3,674)	(3,674)
Balance at December 31, 2024	$177	$(115,367)	$497,906	$674,036	$(12,729)	$1,044,023

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2023	$163	$(82,734)	$123,336	$493,319	$(8,409)	$525,675
Share-based compensation	—	—	2,805	—	—	2,805
Stock activity under stock plans	—	(2,864)	—	—	—	(2,864)
Reissuance of treasury shares	—	2,526	2,292	—	—	4,818
Net income	—	—	—	30,611	—	30,611
Dividends	—	—	18	(2,965)	—	(2,947)
Other comprehensive income, net of tax	—	—	—	—	1,996	1,996
Balance at June 30, 2023	$163	$(83,072)	$128,451	$520,965	$(6,413)	$560,094
Share-based compensation	—	—	2,750	—	—	2,750
Repurchase of common shares	—	(1,147)	—	—	—	(1,147)
Net income	—	—	—	30,055	—	30,055
Dividends	—	—	23	(2,976)	—	(2,953)
Other comprehensive loss, net of tax	—	—	—	—	(1,872)	(1,872)
Balance at September 30, 2023	$163	$(84,219)	$131,224	$548,044	$(8,285)	$586,927
Share-based compensation	—	—	3,000	—	—	3,000
Stock activity under stock plans	1	(2,098)	—	—	—	(2,097)
Repurchase of common shares	—	(4,699)	—	—	—	(4,699)
Net income	—	—	—	9,222	—	9,222
Dividends	—	—	23	(2,977)	—	(2,954)
Other comprehensive loss, net of tax	—	—	—	—	(327)	(327)
Balance at December 31, 2023	$164	$(91,016)	$134,247	$554,289	$(8,612)	$589,072

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
(Amounts in thousands)	2024	2023
Cash flows from operating activities:
Net income	$102,429	$70,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,714	10,077
Amortization of intangible and other assets	20,792	17,584
Provision for inventory reserves	1,779	2,541
Provision for doubtful accounts	946	544
Share-based compensation	10,237	8,555
Net gain on disposals of property, plant and equipment	(89)	(1,336)
Net pension benefit	49	50
Impairment of assets	—	90
Net deferred taxes	1,244	2,732
Changes in operating assets and liabilities:
Accounts receivable	32,316	17,846
Inventories	(42,536)	7,796
Prepaid expenses and other current assets	(17,174)	(6,720)
Other assets	1,565	1,066
Accounts payable and other current liabilities	21,372	9,601
Retirement benefits payable and other liabilities	(2,575)	944
Net cash provided by operating activities	141,069	141,914
Cash flows from investing activities:
Capital expenditures	(11,735)	(11,668)
Proceeds from sale of assets held for investment	—	1,665
Proceeds from sale of assets	153	157
Cash paid for investments	(2,500)	—
Cash paid for acquisitions	(84,491)	(5,284)
Net cash used in investing activities	(98,573)	(15,130)
Cash flows from financing activities:
Borrowings on line of credit	32,723	72,308
Repayments of line of credit and term loan	(198,723)	(172,308)
Purchase of treasury shares	(20,935)	(10,640)
Proceeds from equity issuance	347,407	—
Dividends	(10,554)	(8,855)
Net cash provided by (used in) financing activities	149,918	(119,495)
Effect of exchange rate changes on cash and equivalents	(816)	(756)
Net change in cash and cash equivalents	191,598	6,533
Cash and cash equivalents, beginning of period	22,156	18,455
Cash and cash equivalents, end of period	$213,754	$24,988

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (the “Company,” “CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), plumbing products, grilles, registers and diffusers (“GRD”), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, electrical, general industrial, energy, rail transportation and mining. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Balco®, Cover Guard®, Deacon®, Dust Free®, Falcon Stainless®, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, PF WaterWorksTM, PSP ProductsTM, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

Basis of Presentation

The consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity (“VIE”) for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSWI’s financial position as of December 31, 2024, and the results of operations for the three and nine month periods ended December 31, 2024 and 2023. All adjustments are of a normal, recurring nature.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. This ASU provides guidance to expand disclosures related to the disaggregation of income statement expenses. Also, this ASU requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. ASU 2025-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. This ASU will be effective for our Form 10-K for fiscal 2028 and our Form 10-Q for the first quarter of 2029. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

2. ACQUISITIONS

PF WaterWorks, L.P.

On November 4, 2024, we acquired the assets of PF WaterWorks, L.P. (“PF WaterWorks”), based in Houston, Texas for an aggregate purchase price of $43.2 million, comprised of cash considerations of $40.0 million, an estimated working capital true-up adjustment of $2.2 million and contingent considerations initially measured at $1.0 million based on PF WaterWorks meeting defined financial targets over a period of 3.2 years. The cash consideration was funded with cash on hand. PF WaterWorks offers innovative, eco-friendly drain management solutions that expand upon, and are complimentary to, our existing plumbing product portfolio. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $1.0 million, which was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations. During the three and nine months ended December 31, 2024, we incurred $1.1 million and $1.3 million, respectively, in transaction expenses in connection with the PF WaterWorks acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment.

The PF WaterWorks acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $12.0 million allocated to goodwill, which represents the value expected to be obtained from owning products that are expanding our existing plumbing offerings and provide additional drain management solutions to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($22.8 million), trade name ($2.7 million), patent ($0.4 million), accounts receivable ($1.6 million), inventory ($4.2 million), other current assets ($0.1 million), equipment ($0.1 million) and other assets ($0.3 million), net of current liabilities ($0.9 million) and other liabilities ($0.1 million). Customer lists and patent are being amortized over 15 years and 5 years, respectively, while the trade name and goodwill are not being amortized.  The Company’s evaluation of the facts and circumstances available as of November 4, 2024 to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. PF WaterWorks activity has been included in our Contractor Solutions segment since the acquisition date.

The disclosure of PF WaterWorks' post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

PSP Products, Inc.

On August 1, 2024, we acquired the assets of PSP Products, Inc. (“PSP”), based in Manassas, Virginia for an aggregate purchase price of $47.1 million, comprised of cash consideration of $32.5 million, a working capital true-up adjustment of $7.0 million and contingent considerations initially measured at $7.6 million based on PSP meeting defined operational and financial targets over a period of 2.5 years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility, as defined in Note 7. PSP offers a family of superior surge protection and load management products to our existing HVAC/R offerings. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $7.6 million, of which $0.6 million was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations and $7.0 million was determined using a scenario-based analysis on forecasted future results. During the three and nine months ended December 31, 2024, we incurred less than $0.1 million and $0.3 million, respectively, in transaction expenses in connection with the PSP acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment.

The PSP acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $9.0 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R offerings and provide additional electrical offerings to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($24.5 million), trade name ($2.0 million), accounts receivable ($4.4 million), inventory ($8.9 million), other current asset ($0.3 million), equipment ($0.3 million) and other assets ($0.7 million), net of current liabilities ($2.6 million) and other liabilities ($0.4 million). Customer lists are being amortized over 15 years while the trade name and goodwill are not being amortized.  The Company’s evaluation of the facts and circumstances available as of August 1, 2024, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. PSP activity has been included in our Contractor Solutions segment since the acquisition date.

The disclosure of PSP's post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

Dust Free, LP

On February 6, 2024, we acquired 100% of the outstanding equity of Dust Free, LP (“Dust Free”), based in Royse City, Texas, for an aggregate purchase price of $34.2 million (including $0.6 million cash acquired), comprised of cash consideration of $27.4 million (including a final working capital true-up receipt of $0.5 million) and contingent considerations initially measured at $6.8 million based on Dust Free meeting defined operational and financial targets over a period of 6 years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 7). The Dust Free products offer residential and commercial indoor air quality and HVAC/R applications and supplement our Contractor Solutions segment’s existing product portfolio. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $6.8 million, of which $2.1 million was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations and $4.7 million was determined using a scenario-based analysis on forecasted future results. During the year ended March 31, 2024, we incurred $0.7 million in transaction expenses in connection with the Dust Free acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment.

The Dust Free acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $3.2 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R offerings and provide a meaningful value proposition to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($20.1 million), trademark ($1.6 million), accounts receivable ($2.9 million), cash ($0.6 million), inventory ($4.1 million), other current assets ($0.4 million) and equipment ($3.6 million), net of current liabilities ($2.3 million). Customer lists are being amortized over 15 years and the definite-life trademark ($0.6 million) is being amortized over 2 years while the indefinite-life trademark ($1.0 million) and goodwill are not being amortized.  The Company’s evaluation of the facts and circumstances available as of February 6, 2024, to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. Dust Free activity has been included in our Contractor Solutions segment since the acquisition date.

3. CONSOLIDATION OF VARIABLE INTEREST ENTITY AND REDEEMABLE NONCONTROLLING INTEREST

Whitmore Joint Venture

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSWI, completed the formation of the joint venture (the “Whitmore JV”) with Pennzoil-Quaker State Company dba SOPUS Products, a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business.

The Whitmore JV is deemed to be a VIE as the equity investors at risk, as a group, lack the characteristics of a controlling financial interest. The major factor that led to the conclusion that the Company is the primary beneficiary of this VIE is that Whitmore has the power to direct the most significant activities due to its ability to direct the manufacturing decisions of the Whitmore JV. Whitmore JV’s total net assets are presented below (in thousands):

	December 31, 2024	March 31, 2024
Cash	$6,303	$5,909
Accounts receivable, net	6,691	8,094
Inventories, net	5,821	3,851
Prepaid expenses and other current assets	353	138
Property, plant and equipment, net	14,098	14,241
Intangible assets, net	5,061	5,669
Other assets	575	315
Total assets	$38,902	$38,217

Accounts payable	$4,869	$6,004
Accrued and other current liabilities	1,434	1,463
Other long-term liabilities	388	206
Total liabilities	$6,691	$7,673

During the three and nine months ended December 31, 2024, the Whitmore JV generated net income of $0.0 million and $1.7 million, respectively.

The Whitmore JV’s LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV’s net assets. This put option can be exercised, at either member’s discretion, by providing written notice to the other member during the month of July 2024 and every two years afterwards. No put option was provided in July 2024. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the nine-month period ended December 31, 2024 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of the year	$19,355	$18,464
Net income attributable to redeemable noncontrolling interest	839	655
Ending balance	$20,194	$19,119

4. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2024	March 31, 2024
Raw materials and supplies	$57,062	$44,866
Work in process	6,376	5,194
Finished goods	148,958	109,695
Total inventories	212,396	159,755
Less: Obsolescence reserve	(9,632)	(9,006)
Inventories, net	$202,764	$150,749

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of December 31, 2024 and March 31, 2024 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at March 31, 2024	$213,544	$9,358	$24,289	$247,191
Dust Free acquisition	(724)	—	—	(724)
PSP acquisition	9,023	—	—	9,023
PF WaterWorks acquisition	11,972	—	—	11,972
Currency translation	20	(30)	(511)	(521)
Balance at December 31, 2024	$233,835	$9,328	$23,778	$266,941

The following table provides information about our intangible assets (in thousands, except years):

		December 31, 2024		March 31, 2024
	Weighted Avg Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	11	$17,634	$(9,889)	$15,084	$(9,306)
Customer lists and amortized trademarks	14	393,715	(120,673)	346,136	(103,407)
Non-compete agreements	6	1,000	(595)	1,000	(453)
Other	10	6,276	(3,017)	6,275	(2,649)
		$418,625	$(134,174)	$368,495	$(115,815)
Trade names and trademarks not being amortized:		$70,805	$—	$66,139	$—

Amortization expenses for the three and nine months ended December 31, 2024 were $6.4 million and $18.3 million, respectively. Amortization expenses for the three and nine months ended December 31, 2023 were $5.7 million and $17.0 million, respectively. The following table shows the estimated future amortization for intangible assets, as of December 31, 2024, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2025	$6,518
2026	26,248
2027	25,170
2028	24,770
2029	24,693
Thereafter	177,052
Total	$284,451

6. SHARE-BASED COMPENSATION

Prior to September 17, 2024, we maintained the shareholder-approved 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provided for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. On August 15, 2024, our shareholders approved the 2024 Equity and Incentive Compensation Plan (the “2024 Plan”) and on September 17, 2024, we registered the offering of shares under the 2024 Plan on the Registration Statement on Form S-8 (the “2024 Plan Registration”). Following the 2024 Plan Registration, no further awards have been or will be granted under the 2015 Plan, and the 2015 Plan’s remaining share reserve for new awards was cancelled. Any awards previously granted under the 2015 Plan will remain outstanding and vest in accordance with their original terms and conditions.

The 2024 Plan provides for the issuance of up to 850,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of December 31, 2024, and due to awards granted under the 2015 Plan prior to the 2024 Plan Registration, as well as new grant activity under the 2024 Plan, 827,520 shares were reserved and available for issuance under the 2024 Plan.

We recorded share-based compensation expense as follows for the three and nine months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Share-based compensation expense	$3,345	$3,000	$10,237	$8,554
Related income tax benefit (a)	(836)	(750)	(2,559)	(2,139)
Net share-based compensation expense	$2,509	$2,250	$7,678	$6,415
(a) Income tax benefit is estimated using the statutory rate.

Restricted share activity was as follows:

	Nine Months Ended December 31, 2024
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2024:	221,563	$166.62
Granted (a)	61,423	342.16
Vested	(75,629)	168.35
Canceled	(3,501)	178.31
Outstanding at December 31, 2024	203,856	$204.13
(a) Including incremental shares delivered to grant recipients as a result of performance-based awards vesting in excess of target (100%).

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of December 31, 2024 and 2023 included 95,225 and 96,814 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted no awards with performance-based vesting provisions during the three months ended December 31, 2024 and 2023. We granted 18,962 and 29,120 awards with performance-based vesting provisions during the nine months ended December 31, 2024 and 2023, respectively, with a vesting range of 0%-200%.

At December 31, 2024, we had unrecognized compensation cost related to unvested restricted shares of $23.0 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.1 years. The total fair value of restricted shares granted during the three months ended December 31, 2024 and 2023 was $7.1 million and $5.5 million, respectively. The total fair value of restricted shares granted during the nine months ended December 31, 2024 and 2023 was $14.3 million and $12.2 million, respectively. The total fair value of restricted shares vested during the three months ended December 31, 2024 and 2023 was $11.8 million and $6.3 million, respectively. The total fair value of restricted shares vested during the nine months ended December 31, 2024 and 2023 was $22.1 million and $14.7 million, respectively.

7. LONG-TERM DEBT

Debt consists of the following (in thousands):

	December 31, 2024	March 31, 2024
Revolving Credit Facility, interest rate of 0.00% (a) and 6.68% (b)	$—	$166,000
Less: Current portion	—	—
Long-term debt	$—	$166,000
(a) Interest rate effective on December 31, 2024 was not applicable due to there being no outstanding balance under the Revolving Credit Facility.
(b) Represents the interest rate effective on March 31, 2024.

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, prior to December 2022, we maintained a $400.0 million revolving credit facility that contained a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans, with an additional $150 million accordion feature (the “Second Credit Agreement”). The credit facility was scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in underwriting fees, which are being amortized over the life of the Second Credit Agreement. Borrowings under the Second Credit Agreement bore interest at either base rate plus between 0.25% to 1.5% or LIBOR plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate was described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We paid a commitment fee between 0.15% to 0.4% based on the Company’s leverage ratio for the unutilized portion of this facility. Interest and commitment fees were payable at least quarterly and the outstanding principal balance was due at the maturity date. The Second Credit Agreement was secured by a first priority lien on all tangible and intangible assets and stock issued by the Company and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

On December 15, 2022, the Company entered into an Incremental Assumption Agreement No. 1 and Amendment No. 2 to the Second Credit Agreement (the “Second Amendment”) to utilize a portion of the accordion feature, thus increasing the commitment from $400.0 million to $500.0 million, and concurrently reducing the available incremental accordion by a corresponding amount (the term “Revolving Credit Facility” as used throughout this document refers to the Second Credit Agreement and the Second Amendment, as applicable). The Second Amendment also replaced the LIBOR Rate with individualized metrics based on the specific denomination of borrowings, including a metric based on Term SOFR (as defined in the Second Credit Agreement) for borrowings denominated in U.S. Dollars. The Company incurred a total of $0.7 million in underwriting fees, which are being amortized over the remaining term of the Second Credit Agreement.

During the nine months ended December 31, 2024, we borrowed $32.7 million and repaid $198.3 million under the Revolving Credit Facility. As of December 31, 2024 and March 31, 2024, we had $0.0 million and $166.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the Revolving Credit Facility of $498.7 million (net of credit utilization) and $334.0 million, respectively. The financial covenants contained in the Second Credit

Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Second Credit Agreement. The Second Credit Agreement also requires the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Second Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of December 31, 2024.

Interest payments on the first $100.0 million borrowing under the Revolving Credit Facility were hedged under an interest rate swap agreement as described in Note 9 until September 2024, when the balance of the Revolving Credit Facility was paid off using a portion of the proceeds from the equity offering as discussed in Note 11 and the hedge was terminated as described in Note 9.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 23 years, some of which include escalation clauses and/or options to extend or terminate the leases. We do not currently have any financing lease arrangements.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Components of Operating Lease Expenses
Operating lease expense (a)	$3,258	$2,426	$9,605	$7,704
Short-term lease expense	245	179	695	514
Total operating lease expense	$3,503	$2,605	$10,300	$8,218
(a) Included in cost of revenues and selling, general and administrative expenses

(in thousands)	December 31, 2024	March 31, 2024
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$61,487	$44,491

Short-term lease liabilities (c)	$10,532	$9,443
Long-term lease liabilities (c)	58,171	39,922
Total operating lease liabilities	$68,703	$49,365
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Nine Months Ended December 31,
(in thousands)	2024	2023
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$9,486	$8,460
Increase in right-of-use assets obtained in exchange for new or renewed operating lease obligations	26,973	1,868
Decrease in right-of-use assets and operating lease liabilities due to lease modification, remeasurement or termination	3,123	15,371
(a) Included in our Consolidated Statements of Cash Flows under operating activities in net income and accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	7.25	6.44
Weighted average discount rate	5.2%	2.7%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2025 (excluding the nine months ended December 31, 2024)	$3,491
2026	13,500
2027	12,880
2028	11,334
2029	9,863
Thereafter	33,510
Total lease liabilities	84,578
Less: Imputed interest	(15,875)
Present value of lease liabilities	$68,703

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

From time to time, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt.

On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million of borrowings under our Revolving Credit Facility. This interest rate swap fixed the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our Revolving Credit Facility and was scheduled to expire on May 18, 2026. In September 2024, upon the payoff of the outstanding Revolving Credit Facility balance, we terminated the interest rate swap and incurred a cash payment of $0.4 million, which was reported in our Consolidated Statements of Income in interest expense, net. As of December 31, 2024 and March 31, 2024, we had $0.0 million and $100.0 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.

The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	December 31, 2024	March 31, 2024
Current derivative asset	$—	$1,186
Non-current derivative asset	—	221

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and nine months ended December 31, 2024 and 2023 (amounts in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income	$26,958	$9,305	$102,429	$70,544
Less: Net income attributable to redeemable noncontrolling interest	(10)	(83)	(839)	(655)
Net income attributable to CSW Industrials, Inc.	$26,948	$9,222	$101,590	$69,889

Weighted average shares:
Common stock	16,705	15,443	15,969	15,430
Participating securities	87	103	97	107
Denominator for basic earnings per common share	16,792	15,546	16,066	15,537
Potentially dilutive securities	80	50	70	41
Denominator for diluted earnings per common share	16,872	15,596	16,136	15,578

Net income per share attributable to CSW Industrials, Inc.:
Basic	$1.60	$0.59	$6.32	$4.50
Diluted	$1.60	$0.59	$6.30	$4.49

11. SHAREHOLDERS' EQUITY

Common Stock

	December 31, 2024		December 31, 2023
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance at beginning of the year	16,465,776	952,394	16,377,820	902,157
Vesting of performance shares and restricted stock units	39,928	14,381	54,713	20,713
Reissuance of treasury shares	—	(17,186)	—	(35,477)
Restricted stock awards activities	19,967	10,639	31,545	11,840
Share repurchases	—	44,858	—	32,345
Equity issuance	1,265,000	—	—	—
Ending balance	17,790,671	1,005,086	16,464,078	931,578

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

Share Repurchase Program

On December 16, 2022, we announced that our Board of Directors authorized a program to repurchase up to $100.0 million of our common stock over a two-year period. On November 18, 2024, we announced that our Board of Directors authorized a new $200.0 million share repurchase program, which replaced the previously announced $100.0 million program. Under the current repurchase program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration date of December 31, 2026, for completion of the current repurchase program; however, such program may be limited or terminated at any time at our discretion without notice.

Under the current $200.0 million repurchase program, a total of 5,705 shares were repurchased during the three months ended December 31, 2024 for $2.2 million. Under the prior $100.0 million repurchase program, 6,703 and 39,153 shares were repurchased for the three and nine months ended December 31, 2024 for $2.6 million and $11.5 million, respectively. 25,914 and 32,345 shares were repurchased for the three and nine months ended December 31, 2023 for $4.7 million and $5.8 million, respectively.

In connection with the vesting of share awards, 10,737 and 25,020 shares for $3.9 million and $7.2 million, respectively, were tendered by employees to satisfy minimum tax withholding requirements during the three and nine months ended December 31, 2024, respectively. 11,939 and 32,553 shares for $2.1 million and $5.0 million, respectively, were tendered by employees to satisfy minimum tax withholding requirements during the three and nine months ended December 31, 2023, respectively.

Dividends

On April 14, 2023, we announced a quarterly dividend increase to $0.19 per share. On April 12, 2024, we announced a quarterly dividend increase to $0.21 per share. On October 11, 2024, we announced another quarterly dividend increase to $0.24 per share. Total dividends of $4.0 million and $2.9 million were paid during the three months ended December 31, 2024 and 2023, respectively. Total dividends of $10.6 million and $8.9 million were paid during the nine months ended December 31, 2024 and 2023, respectively.

On January 16, 2025, we announced a quarterly dividend of $0.24 per share payable on February 14, 2025 to shareholders of record as of January 31, 2025. Any future dividends at the existing $0.24 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, net and accounts payable approximate their fair values at December 31, 2024 and March 31, 2024 due to their short-term nature. Cash equivalents generally consist of money market funds invested with a reputable and highly diversified global bank in instruments issued or guaranteed by the U.S. Treasury. The fair value of these cash equivalents is based on quoted market price, which is a Level I input. The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at variable rates. The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level II inputs.

The long-term investments with no readily determinable fair value are measured using the alternative for fair value and the investment's carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. As of December 31, 2024 and March 31, 2024, the long-term investments reported in the balance sheets were $2.9 million and $0.4 million, respectively.

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

The fair value of the contingent consideration liability related to acquisitions is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value. The increases or decreases in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. As of December 31, 2024 and March 31, 2024, the contingent consideration liability reported in the balance sheets was $16.0 million and $7.2 million, respectively.

13. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending, whether individually or in the aggregate, that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

14. INCOME TAXES

For the three months ended December 31, 2024, we earned $31.3 million from operations before taxes and provided for income taxes of $4.3 million, resulting in an effective tax rate of 13.8%. For the nine months ended December 31, 2024, we earned $133.6 million from operations before taxes and provided for income taxes of $31.2 million, resulting in an effective tax rate of 23.3%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2024 primarily due to state income tax (net of federal benefit), executive compensation limitations, and provision for global intangible low-taxed income (“GILTI”); offset by release of uncertain tax positions (“UTP”) due to lapse of statute, excess tax deductions related to equity compensation, foreign currency rate impact on the cumulative unrepatriated foreign earnings, foreign tax credits and foreign-derived intangible income (“FDII”).

In connection with the T.A. Industries, Inc. (“TRUaire”) acquisition that closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification provided by the seller to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years, we recognized a tax indemnification asset of $12.5 million, $5 million of which was released in the three months ended March 31, 2021. During the three months ended December 31, 2023, the remaining $7.5 million tax indemnification asset expired and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. During the three months ended December 31, 2024, $2.7 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released due to the expiration of the tax statutes and was recorded as an income tax benefit. As of December 31, 2024, the UTP accrual related to TRUaire's pre-acquisition tax periods was $12.7 million and is expected to be released in the future as the statutes on the open tax years expire.

In connection with the Falcon Stainless, Inc. (“Falcon”) acquisition that closed in October 2022, the Company recognized a UTP of $3.0 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification provided by the seller to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, we recognized an initial tax indemnification asset of $3.0 million, which will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. During the three months ended December 31, 2024, as a result of the statue expiration, $0.9 million UTP was released and the related $0.9 million tax indemnification asset expired concurrently and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. During the three months ended December 31, 2023, as a result of the statute expiration, $1.0 million UTP was released and the related $1.0 million tax indemnification asset expired concurrently and was recognized as non-cash other expense on the statement of income. As of December 31, 2024, the UTP reserves and offsetting indemnification asset related to Falcon's pre-acquisition period were $1.8 million. The Falcon UTP reserves and offsetting indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition period.

For the three months ended December 31, 2023, we earned $16.4 million from operations before taxes and provided for income taxes of $7.1 million, resulting in an effective tax rate of 43.2%. For the nine months ended December 31, 2023, we earned $98.5 million from operations before taxes and provided for income taxes of $28.0 million, resulting in an effective tax rate of 28.4%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2023 primarily due to the tax impact on the aforementioned release of the indemnification assets, the release of

UTPs, the impact of US federal provision to return adjustments, state income tax (net of federal benefit), executive compensation limitations, and the inclusions related to foreign operations.

The Company expects $6.2 million of reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

The Organization for Economic Cooperation and Development introduced a framework under pillar two ("Pillar Two"), which includes a global minimum tax rate of 15% that applies to fiscal years starting on or after January 1, 2024, with certain remaining provisions to be effective in 2025. Certain jurisdictions in which we do business have enacted laws implementing Pillar Two. Based on our current forecast, we do not expect the Pillar Two rules to apply to the Company in the near term. We are monitoring these developments and do not believe these rules will have a material impact on our financial condition and/or consolidated results.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended December 31,
	2024	2023
Currency translation adjustments:
Balance at beginning of period	$(8,956)	$(10,030)
Adjustments for foreign currency translation	(3,674)	1,231
Balance at end of period	$(12,630)	$(8,799)

Interest rate swaps:
Balance at beginning of period	$—	$1,848
Unrealized gains (losses), net of taxes of $0 and $331, respectively (a)	—	(1,244)
Reclassification of losses included in interest expense, net, net of taxes of $0 and $83, respectively	—	(314)
Other comprehensive income (loss)	—	(1,558)
Balance at end of period	$—	$290

Defined benefit plans:
Balance at beginning of period	$(99)	$(103)
Amortization of net gains, net of taxes of $0 and $0, respectively (b)	—	—
Balance at end of period	$(99)	$(103)

	Nine Months Ended December 31,
	2024	2023
Currency translation adjustments:
Balance at beginning of period	$(10,137)	$(8,190)
Adjustments for foreign currency translation	(2,493)	(609)
Balance at end of period	$(12,630)	$(8,799)

Interest rate swaps:
Balance at beginning of period	$1,111	$(114)
Unrealized gains (losses), net of taxes of $153 and $(336), respectively (a)	(577)	1,265
Reclassification of losses included in interest expense, net, net of taxes of $142 and $229, respectively	(534)	(861)
Other comprehensive income (loss)	(1,111)	404
Balance at end of period	$—	$290

Defined benefit plans:
Balance at beginning of period	$(100)	$(105)
Amortization of net gains, net of taxes of $0 and $(1), respectively (b)	1	2
Balance at end of period	$(99)	$(103)
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

16. REVENUE RECOGNITION

Refer to Note 19 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended December 31, 2024				Nine Months Ended December 31, 2024
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$25,422	$25,422	$—	$—	$81,255	$81,255
Book-and-ship	130,292	34,537	3,398	168,227	445,594	109,771	11,132	566,497
Net revenues	$130,292	$34,537	$28,820	$193,649	$445,594	$109,771	$92,387	$647,752

	Three Months Ended December 31, 2023				Nine Months Ended December 31, 2023
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$24,167	$24,167	$—	$—	$73,463	$73,463
Book-and-ship	113,434	33,672	3,694	150,800	389,392	107,929	11,196	508,517
Net revenues	$113,434	$33,672	$27,861	$174,967	$389,392	$107,929	$84,659	$581,980

As of December 31, 2024 and March 31, 2024, accounts receivable balances were $114.8 million and $142.7 million, respectively. As of December 31, 2023 and March 31, 2023, accounts receivable balances were $104.5 million and $122.8 million, respectively.

Contract Balances

Contract liabilities, which are included in accrued and other current liabilities in our consolidated balance sheets were as follows (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of the year:	$548	$637
Revenue recognized during the period	(411)	(574)
New contracts and revenue added to existing contracts during the period	588	585
Ending balance	$725	$648

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

Three Months Ended December 31, 2024:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$130,292	$34,537	$28,820	$193,649	$—	$193,649
Intersegment revenue	1,859	30	—	1,889	(1,889)	—
Operating income	26,756	5,238	3,645	35,639	(6,044)	29,595

Three Months Ended December 31, 2023:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$113,434	$33,672	$27,861	$174,967	$—	$174,967
Intersegment revenue	1,978	40	—	2,018	(2,018)	—
Operating income	25,751	3,740	3,537	33,028	(5,447)	27,581

Nine months ended December 31, 2024:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$445,594	$109,772	$92,386	$647,752	$—	$647,752
Intersegment revenue	5,809	121	—	5,930	(5,930)	—
Operating income	122,894	18,208	15,451	156,553	(20,349)	136,204

Nine months ended December 31, 2023:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$389,392	$107,929	$84,659	$581,980	$—	$581,980
Intersegment revenue	5,876	108	—	5,984	(5,984)	—
Operating income	104,443	15,534	13,029	133,006	(18,226)	114,780

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

Overview

CSW Industrials, Inc. (the “Company,” “CSWI,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), plumbing products, grilles, registers and diffusers (“GRD”), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, electrical, general industrial, energy, rail transportation and mining. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Balco®, Cover Guard®, Deacon®, Dust Free®, Falcon Stainless®, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, PF WaterWorksTM, PSP ProductsTM, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

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

All acquisitions are described in Note 2 to our consolidated financial statements included in this Quarterly Report. PF WaterWorks, L.P. ("PF WaterWorks") activity has been included in our results within our Contractor Solutions segment since the November 4, 2024 acquisition date. PSP Products, Inc. (“PSP”) activity has been included in our results within our Contractor Solutions segment since the August 1, 2024 acquisition date. Dust Free, LP. (“Dust Free”) activity has been included in our results within our Contractor Solutions segment since the February 6, 2024 acquisition date.

Revenues, net

	Three Months Ended December 31,
(Amounts in thousands)	2024	2023
Revenues, net	$193,649	$174,967

	Nine Months Ended December 31,
(Amounts in thousands)	2024	2023
Revenues, net	$647,752	$581,980

Net revenues for the three months ended December 31, 2024 increased $18.7 million, or 10.7%, as compared with the three months ended December 31, 2023. The increase was primarily due to the acquisitions of Dust Free, PSP, and PF WaterWorks ($15.3 million or 8.7%). Excluding the impact of the acquisitions, organic sales increased $3.4 million, or 1.9%, from the prior year primarily due to an increase in unit volumes. Net revenue increased in the HVAC/R, plumbing, electrical, and rail transportation end markets and decreased in the architecturally-specified building products, energy, and mining end markets.

Net revenues for the nine months ended December 31, 2024 increased $65.8 million, or 11.3%, as compared with the nine months ended December 31, 2023. The increase was partially due to the acquisitions of Dust Free, PSP, and PF WaterWorks ($34.1 million or 5.9%). Excluding the impact of the acquisitions, organic sales increased $31.7 million, or 5.5%, from the prior year due to increased unit volumes and a slight increase from pricing actions. Net revenue increased in the HVAC/R, plumbing, architecturally-specified building products, electrical, and rail transportation end markets and decreased in the mining and energy end markets.

Gross Profit and Gross Profit Margin

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2024	2023
Gross profit	$80,106	$73,981
Gross profit margin	41.4%	42.3%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2024	2023
Gross profit	$291,428	$257,107
Gross profit margin	45.0%	44.2%

Gross profit for the three months ended December 31, 2024 increased $6.1 million, or 8.3%, as compared with the three months ended December 31, 2023. The increase was primarily a result of the increased net revenue and the inclusion of recent acquisitions of Dust Free, PSP, and PF WaterWorks, and was partially offset by increased freight. Gross profit margin of 41.4% for the three months ended December 31, 2024 decreased as compared to 42.3% for the three months ended December 31, 2023. The decrease was driven primarily by the aforementioned increase in freight expense.

Gross profit for the nine months ended December 31, 2024 increased $34.3 million, or 13.3%, as compared with the nine months ended December 31, 2023. The increase was primarily a result of the increased net revenue and the inclusion of recent acquisitions of Dust Free, PSP, and PF WaterWorks. Gross profit margin of 45.0% for the nine months ended December 31, 2024 increased as compared to 44.2% for the nine months ended December 31, 2023. The increase was primarily due to improved leverage from increased volume, favorable product mix, and a slight favorable impact from pricing actions.

Operating Expenses

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2024	2023
Operating expenses	$50,511	$46,400
Operating expenses as a percentage of revenues, net	26.1%	26.5%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2024	2023
Operating expenses	$155,224	$142,327
Operating expenses as a percentage of revenues, net	24.0%	24.5%

Operating expenses for the three months ended December 31, 2024 increased $4.1 million, or 8.9%, as compared with the three months ended December 31, 2023. The increase was primarily due to added expenses related to the inclusion of Dust Free, PSP, and PF WaterWorks in the current period, including amortization of intangible assets, as well as increased expenses related to business acquisitions and integrations, including a $0.9 million acquisition broker fee. The decrease in operating expenses as a percentage of revenues was attributable to revenue increasing by a greater percentage than the increase in operating expenses.

Operating expenses for the nine months ended December 31, 2024 increased $12.9 million, or 9.1%, as compared with the nine months ended December 31, 2023. The increase was primarily due to added expenses related to the inclusion of Dust Free, PSP, and PF WaterWorks in the current period, including amortization of intangible assets and increased expenses related to employee compensation, business integrations, acquisitions (including the aforementioned acquisition broker fee) and strategic development activities. The decrease in operating expenses as a percentage of revenues was attributable to revenue increasing by a greater percentage than the increase in operating expenses.

Operating Income

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2024	2023
Operating income	$29,595	$27,581
Operating margin	15.3%	15.8%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2024	2023
Operating income	$136,204	$114,780
Operating margin	21.0%	19.7%

Operating income for the three months ended December 31, 2024 increased $2.0 million, or 7.3%, as compared with the three months ended December 31, 2023, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Operating income for the nine months ended December 31, 2024 increased $21.4 million, or 18.7%, as compared with the nine months ended December 31, 2023, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest income of $2.0 million for the three months ended December 31, 2024 improved $4.7 million as compared to the net interest expense of $2.8 million for the three months ended December 31, 2023. Net interest expense of $1.9 million for the nine months ended December 31, 2024 decreased $8.2 million as compared to the nine months ended December 31, 2023. The changes in the three and nine months ended December 31, 2024 were due to the reduced average borrowing under our Revolving Credit Facility, as a result of strong operating cash flows generated and the repayment of the outstanding balance under our Revolving Credit Facility, as discussed in Note 7, using the proceeds from the equity offering. The interest income generated by our cash proceeds from the equity offering and invested in money market funds also contributed to the net interest expense decrease.

Other expense, net decreased $8.1 million to net expense of $0.3 million for the three months ended December 31, 2024 as compared with net expense of $8.4 million for the three months ended December 31, 2023. During the three months ended December 31, 2024, a non-cash $0.9 million tax indemnification asset related to the Falcon Stainless, Inc. (“Falcon”) acquisition was released and recognized in other expense. During the three months ended December 31, 2023, a non-cash $8.5 million tax indemnification assets related to the T.A. Industries, Inc. (“TRUaire”) and Falcon acquisitions were released and recognized in other expense. The remaining change is attributed to foreign currency gains/losses related to transactions in currencies other than functional currencies.

Other expense, net decreased $5.5 million to net expense of $0.7 million for the nine months ended December 31, 2024 as compared with net expense of $6.2 million for the nine months ended December 31, 2023. The change in the nine months ended December 31, 2024 was due to the above mentioned releases of non-cash tax indemnification assets, as well as a $1.4 million gain reported in the previous period in connection with the sale of a property previously held for investment that did not recur. The remaining change is attributed to foreign currency gains/losses related to transactions in currencies other than functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended December 31, 2024, we earned $31.3 million from operations before taxes and provided for income taxes of $4.3 million, resulting in an effective tax rate of 13.8%. For the nine months ended December 31, 2024, we earned $133.6 million from operations before taxes and provided for income taxes of $31.2 million, resulting in an effective tax rate of 23.3%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2024 primarily due to state income tax (net of federal benefit), executive compensation limitations, and provision for global intangible low-taxed income (“GILTI”); offset by release of uncertain tax positions (“UTP”) due to lapse of statute, excess tax deductions related to equity compensation, foreign currency rate impact on the cumulative unrepatriated foreign earnings, foreign tax credits and foreign-derived intangible income (“FDII”).

In connection with the TRUaire acquisition that closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification provided by the seller to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years, we recognized a tax indemnification asset of $12.5 million, $5 million of which was released in the three months ended March 31, 2021. During the three months ended December 31, 2023, the remaining $7.5 million tax indemnification asset expired and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. During the three months ended December 31, 2024, $2.7 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released due to the expiration of the tax statutes and was recorded as an income tax benefit. As of December 31, 2024, the UTP accrual related to TRUaire's pre-acquisition tax periods was $12.7 million and is expected to be released in the future as the statutes on the open tax years expire.

In connection with the Falcon acquisition that closed in October 2022, the Company recognized a UTP of $3.0 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification provided by the seller to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, we recognized an initial tax indemnification asset of $3.0 million, which will either be settled or expire upon the closure of the tax statute for the pre-acquisition periods. During the three months ended December 31, 2024, as a result of the statues expiration, $0.9 million UTP was released and the related $0.9 million tax indemnification asset expired concurrently and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. During the three months ended December 31, 2023, as a result of the statute expiration, $1.0 million UTP was released and the related $1.0 million tax indemnification asset expired concurrently and was recognized as non-cash other expense on the statement of income. As of December 31, 2024, the UTP reserves and offsetting indemnification asset related to Falcon's pre-acquisition period were $1.8 million. The Falcon UTP reserves and offsetting indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition period.

For the three months ended December 31, 2023, we earned $16.4 million from operations before taxes and provided for income taxes of $7.1 million, resulting in an effective tax rate of 43.2%. For the nine months ended December 31, 2023, we earned $98.5 million from operations before taxes and provided for income taxes of $28.0 million, resulting in an effective tax rate of 28.4%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2023 primarily due to the tax impact on the aforementioned release of the indemnification assets, the release of UTPs, the impact of US federal provision to return adjustments, state income tax (net of federal benefit), executive compensation limitations, and the inclusions related to foreign operations.

The Company expects $6.2 million of reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

The Organization for Economic Cooperation and Development introduced a framework under pillar two (“Pillar Two”), which includes a global minimum tax rate of 15% that applies to fiscal year starting on or after January 1, 2024, with certain remaining provisions to be effective in 2025. Certain jurisdictions in which we do business have enacted laws implementing Pillar Two. Based on our current forecast, we do not expect the Pillar Two rules to apply to the Company in the near term. We are monitoring these developments and do not believe these rules will have a material impact on our financial condition and/or consolidated results.

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

	Three Months Ended December 31,
(Amounts in thousands)	2024	2023
Revenues, net	$132,151	$115,412
Operating income	26,756	25,751
Operating margin	20.2%	22.3%

	Nine Months Ended December 31,
(Amounts in thousands)	2024	2023
Revenues, net	$451,403	$395,269
Operating income	122,894	104,443
Operating margin	27.2%	26.4%

Net revenues for the three months ended December 31, 2024 increased $16.7 million, or 14.5%, as compared with the three months ended December 31, 2023. The increase was primarily due to the acquisitions of Dust Free, PSP, and PF WaterWorks ($15.3 million or 13.3%). Excluding the impact of the acquisitions, organic sales increased by $1.4 million, or 1.2%, due to increased unit volumes. Net revenue increased in the HVAC/R, plumbing, and electrical end markets and decreased in the architecturally-specified building product end market.

Net revenues for the nine months ended December 31, 2024 increased $56.1 million, or 14.2%, as compared with the nine months ended December 31, 2023. The increase was partially due to the acquisitions of Dust Free, PSP, and PF WaterWorks ($34.1 million or 8.6%). Excluding the impact of the acquisitions, organic sales increased by $22.1 million, or 5.6%, due to an increase in unit volumes and a slight increase from pricing actions. Net revenue increased in the HVAC/R, plumbing, and electrical, end markets and decreased in the architecturally-specified building product end market.

Operating income for the three months ended December 31, 2024 increased $1.0 million, or 3.9%, as compared with the three months ended December 31, 2023. The increase was due to the increased net revenue and the inclusion of recent acquisitions of Dust Free, PSP, and PF WaterWorks, and was partially offset by increased freight, including freight expense alignment, and a $0.9 million acquisition broker fee. Operating income margin of 20.2% for the three months ended December 31, 2024 decreased as compared to 22.3% for the three months ended December 31, 2023. This decrease was due to lower gross margin driven primarily by the aforementioned increase in freight expense.

Operating income for the nine months ended December 31, 2024 increased $18.5 million, or 17.7%, as compared with the nine months ended December 31, 2023. The increase was due to the increased net revenue and the inclusion of recent acquisitions of Dust Free, PSP and PF WaterWorks. Operating income margin of 27.2% for the nine months ended December 31, 2024 increased as compared to 26.4% for the nine months ended December 31, 2023. This increase was primarily due to gross margin improvement driven primarily by increased operating leverage from additional volume, favorable product mix and pricing actions, which offset the aforementioned increase in freight expense and a $0.9 million acquisition broker fee. Operating income margin was further improved due to the management of operating expenses.

Specialized Reliability Solutions Segment Results

Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended December 31,
(Amounts in thousands)	2024	2023
Revenues, net	$34,567	$33,711
Operating income	5,238	3,740
Operating margin	15.2%	11.1%

	Nine Months Ended December 31,
(Amounts in thousands)	2024	2023
Revenues, net	$109,893	$108,037
Operating income	18,208	15,534
Operating margin	16.6%	14.4%

Net revenues for the three months ended December 31, 2024 increased $0.9 million, or 2.5%, as compared with the three months ended December 31, 2023.  The increase was primarily due to increased unit volumes. Net revenue increased in the general industrial and rail transportation end markets and decreased in the energy and mining end markets.

Net revenues for the nine months ended December 31, 2024 increased $1.9 million, or 1.7%, as compared with the nine months ended December 31, 2023.  The increase was primarily due to increased unit volumes. Net revenue increased in the rail transportation and general industrial end markets and decreased in the mining and energy end markets.

Operating income for the three months ended December 31, 2024 increased $1.5 million or 40.1% as compared to the three months ended December 31, 2023. The increase was primarily due to improved manufacturing efficiencies. Operating income margin of 15.2% for the three months ended December 31, 2024 increased as compared to 11.1% for the three months ended December 31, 2023 due to the aforementioned manufacturing efficiencies.

Operating income for the nine months ended December 31, 2024 increased $2.7 million or 17.2% as compared to the nine months ended December 31, 2023. The increase was primarily driven by a modest inventory adjustment and the increased net revenue. Operating income margin of 16.6% for the nine months ended December 31, 2024 increased as compared to 14.4% for the nine months ended December 31, 2023. This increase was primarily due to the aforementioned modest inventory adjustment.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended December 31,
(Amounts in thousands)	2024	2023
Revenues, net	$28,820	$27,861
Operating income	3,645	3,537
Operating margin	12.6%	12.7%

	Nine Months Ended December 31,
(Amounts in thousands)	2024	2023
Revenues, net	$92,386	$84,659
Operating income	15,451	13,029
Operating margin	16.7%	15.4%

Net revenues for the three months ended December 31, 2024 increased $1.0 million or 3.4% as compared to the three months ended December 31, 2023 driven by backlog converting to revenue.

Net revenues for the nine months ended December 31, 2024 increased $7.7 million or 9.1% as compared to the nine months ended December 31, 2023 due to the continued conversion of strong project bookings into revenue and market expansion.

Operating income for the three months ended December 31, 2024 increased $0.1 million, or 3.1%, as compared with the three months ended December 31, 2023. The increase was driven by the increased net revenue. Operating income margin of 12.6% for the three months ended December 31, 2024 decreased slightly as compared to 12.7% for the three months ended December 31, 2023.

Operating income for the nine months ended December 31, 2024 increased $2.4 million, or 18.6%, as compared with the nine months ended December 31, 2023. The increase was due to the increased net revenue and improved operating leverage. Operating income margin of 16.7% for the nine months ended December 31, 2024 increased as compared to 15.4% for the nine months ended December 31, 2023. This increase was primarily due to improved operating leverage and effective management of operating expenses.

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
Cash Flow Analysis

	Nine Months Ended December 31,
(Amounts in thousands)	2024	2023
Net cash provided by operating activities	$141,069	$141,914
Net cash used in investing activities	(98,573)	(15,130)
Net cash provided by (used in) financing activities	149,918	(119,495)

Our cash balance (including cash and cash equivalents) at December 31, 2024 was $213.8 million, as compared with $22.2 million at March 31, 2024.

For the nine months ended December 31, 2024, our cash provided by operating activities from operations was $141.1 million, as compared with $141.9 million for nine months ended December 31, 2023.

•Working capital used cash for the nine months ended December 31, 2024 due to higher inventories ($42.5 million), higher prepaid expenses and other current assets ($17.2 million), partially offset by lower accounts receivable ($32.3 million) and higher accounts payable and other current liabilities ($21.4 million).
•Working capital provided cash for the nine months ended December 31, 2023 due to lower accounts receivable ($17.8 million), higher accounts payable and other current liabilities ($9.6 million) and lower inventories ($7.8 million), partially offset by higher prepaid and other current assets ($6.7 million).

Cash flows used in investing activities from operations during the nine months ended December 31, 2024 were $98.6 million, as compared with $15.1 million used in investing activities for the nine months ended December 31, 2023.

•Capital expenditures during the nine months ended December 31, 2024 and 2023 were $11.7 million and $11.7 million, respectively. Our capital expenditures have been focused on capacity expansion (including $0.4 million and $2.5 million during the current and prior year periods for the Whitmore JV), enterprise resource planning systems, new product introductions, continuous improvement and automation of manufacturing facilities.
•During the nine months ended December 31, 2024, we acquired PF WaterWorks for an initially estimated purchase price of $43.2 million, including $40.0 million in cash consideration and estimated working capital adjustment of $2.2 million at closing, as discussed in Note 2 to our consolidated financial statements in this Quarterly Report.
•During the nine months ended December 31, 2024, we acquired PSP for an initially estimated purchase price of $47.1 million, including $32.5 million in cash consideration at closing and subsequent working capital true-up adjustment of $7.0 million, as discussed in Note 2 to our consolidated financial statements in this Quarterly Report.
•During the nine months ended December 31, 2024, $2.9 million cash was paid for immaterial product line acquisitions.
•During the nine months ended December 31, 2024, $2.5 million was paid to acquire long-term minority investments.
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

Cash flows provided by (used in) financing activities during the nine months ended December 31, 2024 and 2023 were $149.9 million and $(119.5) million, respectively.

•Net repayments on our Revolving Credit Facility (as discussed in Note 7 to our consolidated financial statements included in this Quarterly Report) of $166.0 million and $100.0 million during the nine months ended December 31, 2024 and 2023, respectively.
•As discussed in Note 11 to our consolidated financial statements included in this Quarterly Report, repurchases of shares under our share repurchase program of $13.7 million and $5.8 million during the nine months ended December 31, 2024 and 2023, respectively.
•In connection with the vesting of share awards, $7.2 million and $5.0 million were tendered by employees to satisfy minimum tax withholding requirements during the nine months ended December 31, 2024 and 2023, respectively.
•During the nine months ended December 31, 2024, we received proceeds of $347.4 million, net of underwriting fees and discounts and expenses incurred directly related to the offering, in connection with our September 2024 follow-on equity offering, as discussed in Note 11 to our consolidated financial statements in this Quarterly Report.
•Dividend payments of $10.6 million and $8.9 million during the nine months ended December 31, 2024 and 2023, respectively.

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

Financing

Credit Facilities

See Note 7 to our consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of December 31, 2024. See Note 9 to our consolidated financial statements included in this Quarterly Report for a discussion of our interest rate swaps.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the nine months ended December 31, 2024.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility (defined in Note 7). In September 2024, the hedge was terminated as described in Note 9. At December 31, 2024, we had $0.0 million in unhedged variable rate indebtedness as the outstanding balance of the Revolving Credit Facility was paid off in September 2024.

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

Foreign Currency Exchange Rate Risk

We conduct an immaterial portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than our operations' functional currency. We recognized foreign currency transaction net gain (loss) of $0.1 million and $0.8 million for the nine months ended December 31, 2024 and 2023, respectively, which are included in other expense, net on our Consolidated Statements of Income. We realized a net gain (loss) associated with foreign currency translation of $(2.5) million and $(0.6) million for the nine months ended December 31, 2024 and 2023, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at December 31, 2024, a 10% change in the foreign currency exchange rates for the nine months ended December 31, 2024 would have impacted our net earnings by approximately 3%.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
October 1 - 31	15,130	(a) (b)	$367.44	4,431	$78.0
November 1 - 30	3,893	(a) (b)	408.96	3,855	199.3
December 1 - 31	4,122	(a)	383.34	4,122	197.8
Total	23,145			12,408

(a) On November 18, 2024, we announced that our Board of Directors authorized a new program to repurchase up to $200.0 million of our common stock, which replaced the prior $100.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2026, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. A total of 5,705 and 92,286 shares have been repurchased under the current and prior program, respectively.

(b) Includes shares tendered by employees to satisfy minimum tax withholding amounts related to the vesting of equity awards.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended December 31, 2024, the following directors and officers of the Company adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K promulgated under the Exchange Act) that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act:

•James Perry, the Company’s Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on November 4, 2024. Under Mr. Perry’s trading arrangement, he may sell an aggregate of up to 1,740 shares of the Company’s common stock, which are intended to be sold on a monthly basis in equal installments, to the extent practicable. Any sales under the trading arrangement will be made during the period beginning February 13, 2025 and ending January 30, 2026.

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

10.1*	Form of Employee Time Vested Restricted Share Award Agreement+
10.2*	Form of Employee Time Vested Restricted Stock Unit Award Agreement+
10.3*	Form of Employee Performance Share Award Agreement+
10.4*	Form of Non-Employee Director Time Vested Restricted Share Award Agreement+
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation LinkBase Document
101.DEF	XBRL Taxonomy Extension Definition LinkBase Document
101.LAB	XBRL Taxonomy Extension Label LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation LinkBase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________
* Filed herewith
**    Furnished herewith
+    Management contracts and compensatory plans required to be filed as exhibits to this Quarterly Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSW INDUSTRIALS, INC.

January 30, 2025	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

January 30, 2025	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)