Form 10-K
period 2025-03-31
CSW INDUSTRIALS, INC.
filed 2025-05-22
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the last sale price for the common stock as reported by the Nasdaq Global Select Market on September 30, 2024, the last business day of our most recently completed second fiscal quarter was approximately $6,071.5 million.
As of May 19, 2025, the latest practicable date, 16,807,675 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

PART I

Unless otherwise specified, or the context otherwise requires, the references in this Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (“Annual Report”) to “our company,” “we,” “us,” “our” or “CSWI” refer to CSW Industrials, Inc. together with our wholly-owned subsidiaries.

ITEM 1: BUSINESS

General

CSWI is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, general industrial, energy, rail transportation, mining and electrical. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end-users or through designated channels in over 100 countries around the world, primarily in the U.S., Canada, the U.K. and Australia.

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

Through our operating companies, we have a well-established legacy of providing high quality products accompanied by dependable service and attention to customer satisfaction. We also have a long history of innovation, through which we have developed a robust line of products to solve our customers' specific challenges. These products are distributed through an extensive wholesale distribution network serving the HVAC/R, architecturally-specified buildings products, plumbing, general industrial, energy, rail transportation, mining and electrical end markets. Our desire to develop solutions for our contractors, combined with the differentiated nature of our niche product offerings, drives loyalty to our brands.

CSWI is a Delaware corporation and was incorporated in 2014 in anticipation of CSWI's separation from Capital Southwest Corporation ("Capital Southwest"). Our well-established operating companies provide a collective history that spans more than a century. The separation was executed on September 30, 2015 through a pro-rata share distribution of all the then outstanding shares of common stock of CSWI to the holders of common stock of Capital Southwest (the "Share Distribution"). Since the separation, CSWI has been an independent, publicly-traded company, listed on the Nasdaq Global Select Market. On April 29, 2025, we announced our intention to transfer the listing of our common stock from the Nasdaq Global Select Market to the New York Stock Exchange, effective on or about June 9, 2025. CSWI common stock will trade on the New York Stock Exchange under the stock symbol “CSW”.

Recent Developments

On May 2, 2025, the Company entered into a Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto. The Third Amended and Restated Credit Agreement renewed the Company’s existing Revolving Credit Facility, which refreshed the term for five years and increased the commitment to $700.0 million. Refer to Note 8 for additional information.

On May 1, 2025, the Company completed the acquisition of 100% of the equity interests of Aspen Manufacturing, LLC. In accordance with the terms of the acquisition agreements, we paid an aggregate purchase price of approximately $330.4 million, including cash consideration, estimated working capital true-up payment and opening cash, which was funded with a combination of cash on hand and borrowings under our existing Revolving Credit Facility, as defined in Note 8. Aspen Manufacturing is one of the largest independent evaporator coil and air handler manufacturers for the HVAC/R industry and is a recognized leader in product quality and indoor comfort. Aspen Manufacturing’s current product suite includes a vast range of high-quality residential and light commercial evaporator coils, blowers, and air handling units for single-family, multi-family, and manufactured homes. Aspen Manufacturing will be included in our Contractor Solutions segment after the acquisition date.

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

Business Segment	Key End Use Markets
Contractor Solutions	•HVAC/R •Plumbing •General Industrial •Architecturally-Specified Building Products •Electrical
Specialized Reliability Solutions	•Energy •General Industrial •Mining •Rail Transportation
Engineered Building Solutions	• Architecturally-Specified Building Products

Contractor Solutions

Our Contractor Solutions segment manufactures efficiency and performance enhancing products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for the professional trades. It provides an innovative line of installation and service products designed to create efficiency and expediency for the professional trades. Our Contractor Solutions segment is strategically positioned to grow in each market served by leveraging our sales channels and distribution networks. HVAC/R contractors ask for our products by name, and the professional trades have been using our industry-leading solutions for generations. We manufacture the majority of our mechanical and chemical products internally, we strategically engage third-party manufacturers for outsourced products and we act as a master distributor for certain products. We ensure the quality of internally- and externally-manufactured products through our stringent quality control review procedures backed by our "RectorSeal to the Rescue" commitment around quality, warranty and differentiated support.

Our key product types and brand names are shown below in alphabetical order:

Product Types	Brand Names
• condensate pads, pans and pumps	• AquaGuard®
• condensate switches and traps	• Aspen ManufacturingTM*
• drain management systems	• Aspen® Pumps**
• drain waste and vent systems mechanical products	• Clean Check®
• ductless mini-split systems installation support tools and accessories	• Cover GuardTM
• electrical protection for HVAC	• DesolvTM
• evaporator coils and air handlers*	• Dust Free®
• grilles, registers, diffusers and vents	• EZ Trap®
• installation supplies for HVAC	• Falcon Stainless®
• line set covers	• Fortress®
• load management systems	• Goliath®
• maintenance chemicals for HVAC	• G-O-N®
• refrigerant caps	• Guardian Drain Lock®
• solvents, cements, traps, vents, and thread sealants	• HubsettTM
• surge protection products	• Kickstart®
• wire pulling head tools	• Leak Freeze®
• No. 5®
• Novent®
• PF WaterWorksTM
• PRO-Fit®
• PSP ProductsTM
• RectorSeal®
• Safe-T-Switch®
• Shoemaker Manufacturing®
• Slimduct®
• SureSeal®
• TRU-BLUTM
• TRUaire®
*Acquired May 1, 2025. Refer to Note 21 for further details.
**We are the exclusive US distributor of this brand

New Product Development – Customer experience is a core competency in our Contractor Solutions segment. We gather "voice of the customer" market research through organized focus groups and online surveys, as well as through less formal channels. Ideas for new products or enhancements to existing products are also generated by our relationships with end-users, independent sales representatives, distributors and our internal sales and marketing team. We also actively monitor the competitive landscape and develop new products and modify existing products in our research and development (“R&D”) labs co-located with our manufacturing sites in Brookshire, Texas, Dong Nai, Vietnam; Fall River, Massachusetts; Houston, Texas; Humble, Texas; Manassas, Virginia; Royse City, Texas; and Cle Elum, Washington.

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

Competition – In general, our products demand premium valuation, as compared to commodity products, and competitors tend to be varied and include global, regional and local companies that may be large or small. We compete primarily on the basis of product differentiation, superior performance and quality and customer-centric service. When compared to many commodity consumables, the product sales cycle is often long, typically resulting in quantified, verified and repeat product performance being the key driver of buying decisions, rather than price. As these products protect and enhance the operation of large capital equipment, qualification is based on the proof of value in application, resulting in a high changeover risk barrier. Typical competitors include Exxon-Mobil, Fuchs, Kluber, Shell and South Coast Products.

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

Our key product types and brand names are shown below in alphabetical order:

Product Types	Brand Names
• architectural railings and metals	• Balco® Expansion Joint Systems
• fire and smoke protection solutions	• BlazeSealTM
• fire stopping solutions	• Greco® Architectural Railings & Metals
• pre-engineered and custom architectural building components	• IllumiTread®
• Metacaulk®
• MetaflexProTM
• Smoke Guard® Elevator Protection
• Smoke Guard® Large Curtain Solutions
• Smoke Guard® Perimeter Protection

New Product Development – Strategic investment in new product innovation, technical advancement, and customer-driven product development enhances demand for our products and enriches relationships with end-users. Development teams are located in Boise, Idaho; Hudson, Florida; Wichita, Kansas and Windsor Ontario, Canada.

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

Organic Revenue Growth Platform and Optimizing Performance

We focus on developing our presence in end markets with strong growth trends, continuously evaluating the potential uses of existing products to broaden end market penetration. We historically have a loyal customer base that recognizes the performance results and quality of our products and solutions. Further, our customer base is diverse. For the year ended March 31, 2025, no single customer represented 10% or more of our net revenues.

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

Diverse Sales and Distribution Channels

Many of our products are sold through full-service distribution networks where product knowledge and customer satisfaction are key success factors. We primarily market through a network of both internal and third-party sales representatives that call on our wholesale distributors, contractors and direct customers. The strong, long-term relationships we have developed with our wholesale distribution partners and exclusive dealers position us to successfully introduce organically developed products and acquired products. In addition, our extensive distribution network allows us to reach and serve niche end markets that provide organic growth opportunities and a source of opportunities for our acquisition strategy.

Inorganic Growth Investment with Proven Track Record

We believe our experience in identifying, completing and integrating acquisitions is one of our core competitive strengths, as evidenced by our portfolio of 17 acquisitions completed since the inception of the Company. Historically, we have pursued product-line acquisitions with relatively low integration risk that have the potential to benefit from our extensive distribution network and manufacturing efficiencies. More recently, we began targeting commercially-proven products and solutions that are attractive in our existing end markets where we can drive revenue growth, improved profitability and increased cash flow.

On May 1, 2025, we acquired 100% of the outstanding equity of Aspen Manufacturing, LLC, based in Humble, Texas, whose current product suite includes a vast range of high-quality residential and light commercial evaporator coils, blowers, and air handling units for single-family, multi-family, and manufactured homes. In the third quarter of fiscal year ended March 31, 2025, we acquired the assets of PF WaterWorks, L.P., based in Houston, Texas, which offers drain management solutions that expand and complement our existing plumbing products portfolio. In the second quarter of fiscal year ended March 31, 2025, we acquired the assets of PSP Products, Inc., based in Manassas, Virginia, which offers surge protection and load management products to supplement our existing HVAC/R product offerings. In the fourth quarter of fiscal year ended March 31, 2024, we acquired 100% of the outstanding equity of Dust Free, LP., based in Royse City, Texas, which offers an extensive line of patented products for residential and commercial indoor air quality and HVAC/R applications. In the third quarter of fiscal year ended March 31, 2023, we acquired 100% of the outstanding equity of Falcon Stainless, Inc, based in Temecula, California, which offers products that enhance water flow delivery. In the second quarter of fiscal year ended March 31, 2023, we acquired the assets of Cover Guard, Inc. and AC Guard, Inc., based in Orlando, Florida, which offer lineset covers and HVAC/R condenser protection cages. We invested almost $200.0 million for the multiple acquisitions made in fiscal years 2023, 2024 and 2025.

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

Raw Materials and Suppliers

We rely on suppliers and commodity markets to secure components and raw materials such as base oils, copper flakes, steel, aluminum, polyvinyl chloride and tetra-hydrofuran. We acquire raw materials and components from numerous sources, and we do not depend on a single source of supply for any significant amount of raw materials and components. Utilizing our supply chain management experience and expertise, we continue to take proactive steps to limit the impact of current and anticipated supply chain challenges, including the imposition of new or increased tariffs and duties on exported and imported goods. We also work closely with our suppliers to ensure availability of products and implement other cost-saving initiatives, and we invest in our operations and supply chain to mitigate risk with a focus on the diversification of critical components.

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

As of March 31, 2025, we employed approximately 2,600 individuals globally. Regionally, approximately 1,200 of our employees are in North America, approximately 1,400 are in Asia Pacific, and approximately 10 are in Europe, the Middle East and Africa. Our workforce is made up of approximately 500 salaried employees and 2,100 hourly employees. Of these employees, approximately 1.4% of our U.S. workforce is represented by unions. We also have an employee organization in Vietnam. We believe that relations with our employees throughout our operations are generally positive, including those employees represented by unions or employee organizations. No unionized facility accounted for more than 10% of our consolidated revenues for the fiscal year ended March 31, 2025.

We assess employee engagement through targeted surveys, which provide feedback on a variety of subjects including safety, communications, performance management, development opportunities, respect and recognition and management support. The survey results are reviewed by our senior leadership team and shared with our managers and employees who collaborate to act on identified areas of improvement to implement measures of success. About 82% of our employees participated in our fiscal 2025 survey, which was conducted through Great Place To Work®. Employee feedback from the survey indicated our overall employee engagement score remains high and in February 2025, we received the Great Place To Work® Certification™, marking the third consecutive year that we have received the award. While we continuously work to build on our Company's strong culture, our scores indicate that we are continuing to raise the bar to increase pride, optimism and engagement across the Company and strive to create the best employee experience.

As a result of maintaining a consistent focus on our employee-centric culture, the retention rate (excluding retirements) for our high performance talent in the fiscal year ended March 31, 2025 was 94%. Our company-wide (all employees) voluntary retention rate (excluding retirements) was 85%, representing a 2% improvement from the prior fiscal year.

Workplace Health and Safety

We are committed to creating and maintaining a safe, healthy working environment, and we have developed a health and safety program that focuses on implementing policies and training programs to ensure that all employees understand this commitment. We maintain a global Environmental, Health & Safety policy that is applicable to all our employees, operations and activities. Our health and safety strategies are consistently reviewed and updated as changes occur in our business, and employees are empowered to identify and report safety concerns and take corrective actions. Safety awareness and employee engagement programs have been implemented at the Company’s facilities and have generated meaningful reductions in workplace safety incidents. In particular, we have continued to focus on the health and safety practices at our Vietnam facility since the acquisition in December 2020 through training and equipment upgrades. In April, 2025, our Vietnam facility reached an impressive milestone by maintaining zero lost time incidents for a duration of 1,000 days. This notable accomplishment exemplifies the dedication and commitment of our team to uphold the highest standards of safety and operational excellence, and highlights the effectiveness of the implemented safety measures and the continuous efforts to enhance operational practices. The milestone reached by our Vietnam facility is indicative of the Company's broader commitment to fostering a culture of safety and excellence, which is integral to our operational strategy.

For the calendar year ended December 31, 2024, our total recordable incident rate ("TRIR") for employees was 1.2, which was a slight increase over the prior calendar year as we integrated newly acquired businesses and brought their safety programs up to our high standards. More impressively, our lost time incident rate (“LTIR”) in calendar 2024 was 0.06, a marked improvement over our LTIR of 0.14 in calendar 2023 and our best performance on record. For the first three months of calendar 2025, our TRIR was 0.8 and our LTIR was 0.13, demonstrating our consistent, sharp focus on safety performance and improving the safety performance of acquired companies.

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

As part of our comprehensive total rewards program, our employees are eligible to participate in Company-subsidized medical, dental, vision, life, short-term and long-term disability insurance plans. We provide employees with a paid supplemental life and accident insurance plan and we offer employees the opportunity to contribute to a Flexible Spending Account and a Health Savings Account. Our wellness plan offers a range of programs focused on improving health awareness and well-being. Helping our employees stay healthy and safe is a priority, and our quarterly wellness challenges engage employees and often incorporate community-outreach efforts and special events. In calendar year 2024, Cigna recognized our wellness program with their Gold-level Healthy Workforce Designation marking the fourth consecutive year that we have received Cigna’s highest honor.

Our retirement savings program includes a 401(k) plan and an Employee Stock Ownership Plan ("ESOP"). Our 401(k) plan has a 93% participation rate, which is significantly higher than the recognized industry benchmark of approximately 64% according to Principal's manufacturing benchmark. During the fiscal year ended March 31, 2025, we started offering enhanced retirement benefits to our workforce of approximately 1,400 employees in Vietnam and became a pioneer in bringing such benefit to our employees. These benefits are performance-based and constitute an integral component of the Company's profit-sharing philosophy. Current and former domestic employees who have participated in our ESOP collectively own approximately 3% of the company. We believe this ESOP strongly aligns the interests of our employees with those of our stockholders.

We maintain a culture that engages and rewards the performance of key leaders that is supported through LTIP, an equity compensation plan through which employees receive equity awards in the form of restricted common stock and performance shares. More than 100 employees received one or both of these forms of equity awards in fiscal 2025. Our equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership and an ownership culture whereby management and employees think and act as shareholders of the Company.

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

There continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of potential trade policies, including tariffs. Since February 2025, the current United States presidential administration has imposed or threatened to impose tariffs in various jurisdictions. In April 2025, the President of the United States issued an executive order to regulate imports by imposing reciprocal country specific tariffs on multiple nations around the world, including Vietnam and China. A further executive order issued in April 2025 paused the implementation of the country specific tariffs on Vietnam and many other countries for 90 days, maintaining a 10% global baseline tariff, while the United States works with its trade partners to negotiate new trade agreements. Significant tariffs remain in effect between the U.S. and China. The current situation is dynamic, and it is unknown if the United States and its trade partners will reach an agreement to further pause, reduce or eliminate the pending tariffs. Should these tariffs be enacted they could have a material impact on our future net sales, cost of goods sold in the United States, profit and cash flow. The ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated, as well as our ability to mitigate their impact, where we continue to actively assess and implement mitigation options.

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

Market, Economic and Geopolitical Risks

Changes in global trade policy and the impact on tariffs may have a material adverse effect on our business and results of operations.

We have significant manufacturing operations in Vietnam, in addition to using third parties located in China and elsewhere outside the United States to manufacture some of our products. Since February 2025, the current United States presidential administration has imposed or threatened to impose tariffs in various jurisdictions. In April 2025, the President of the United States issued an executive order to regulate imports by imposing reciprocal country specific tariffs on multiple nations around the world, including Vietnam and China. A further executive order issued in April 2025 paused the implementation of the country specific tariffs on Vietnam and many other countries for 90 days, maintaining a 10% global baseline tariff, while the United States works with its trade partners to negotiate new trade agreements. Significant tariffs remain in effect between the U.S. and China. The current situation is dynamic, and it is unknown if the United States and its trade partners will reach an agreement to further pause or eliminate the pending tariffs. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. Such conditions could have a material adverse impact on our future net sales, cost of goods sold in the United States, profit and cash flow. The ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated. The Company is evaluating the potential impacts of these tariffs, as well as assessing and implementing options to mitigate any potential impact. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to our operations and distracting to management. Such restrictions have been, and in the future may be, announced, amended, paused, reinstated or rescinded with little or no advance notice, and we may not be able to mitigate all adverse impacts from such measures, effectively.

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

The cyclical nature of the supply and demand balance of certain end markets that we serve, including HVAC/R, general industrial, construction, energy, rail transportation and mining, poses risks to us that are beyond our control and can affect our operating results. These markets are highly competitive; are driven to a large extent by end-use markets; are affected by distributor stocking behaviors; and may experience overcapacity, all of which may affect demand for and pricing of our products and result in volatile operating results and cash flows over our business cycle. Our operations and earnings may also be affected by changes in oil, gas and petrochemical prices and drilling activities, which depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. Product demand may not be sufficient to utilize current or future capacity. Excess industry capacity may continue to depress our volumes and margins on some products. Our operating results, accordingly, may be volatile as a result of excess industry capacity, as well as from rising energy and raw materials costs.

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

Increased global focus on climate change may result in the imposition of new or additional regulations or requirements applicable to, and increased financial and transition risks for, our business and the industries in which we operate. California has enacted climate disclosure laws that, if not modified or rescinded, will require us to report our greenhouse gas emissions and climate change-related financial risks beginning in 2026. A number of other government authorities and agencies have introduced, or are contemplating, regulatory changes to address climate change, including the regulation and disclosure of greenhouse gas emissions. For example, on March 6, 2024, the SEC adopted final rules to enhance and standardize climate-related disclosures by requiring registrants to disclose certain climate-related information in registration statements and periodic reports. On March 21, 2024, the Judicial Panel on Multidistrict Litigation issued an order consolidating the petitions for review in the U.S. Court of Appeals for the Eighth Circuit; and, on April 4, 2024, the SEC issued an order that the climate-related disclosure rules were stayed pending the completion of judicial review of the consolidated Eighth Circuit petitions. On March 27, 2025, the SEC terminated its defense of the rules, and on April 24, 2025, the Eighth Circuit paused the litigation and directed the SEC to explain its plan for the rules in a July 2025 status report. If the rules become effective, we will be required to provide the enhanced climate-related disclosures.

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

We have worldwide sales and manufacturing operations in North America, Europe, the Middle East, Australia and Asia. We also use third parties to manufacture certain of our products, most of which are located in jurisdictions outside the United States, including China. Foreign sales and manufacturing are subject to a number of risks, including political and economic uncertainty, social unrest, sudden changes in laws and regulations (including those enacted in response to pandemics and those that may be related to climate change or otherwise), ability to enforce existing or future contracts, labor shortages and work stoppages, natural disasters, currency exchange rate fluctuations, transportation delays or loss or damage to products in transit, expropriation, nationalization, business disruptions due to cybersecurity incidents, compliance with foreign laws and changes in domestic and foreign governmental policies, including the imposition of new or increased tariffs and duties on exported and imported products.

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

Materials used in our manufacturing operations are generally available on the open market from multiple sources. However, some of the raw materials we use are only available from a limited number of sources. Accordingly, any disruptions to a critical suppliers' operations or the availability of key product inputs could have a material adverse effect on our business and results of operations. Macroeconomic conditions have caused supply chains for many companies to be interrupted, slowed or temporarily rendered inoperable. In addition, supply chain shortages and cost increases due to new or increased tariffs have negatively impacted, and could continue to negatively impact, our manufacturing costs and logistics costs and, in turn, our gross margins. We may also be required to pay higher prices for raw materials due to inflationary trends regardless of supply.

In addition, changing interest rates could materially adversely affect our business. In response to increasing inflation, the U.S. Federal Reserve began to raise interest rates in March 2022. Although the Federal Reserve began reducing the federal funds rate in late 2024 as a response to weakening inflation, there is no guarantee that the Federal Reserve will continue to reduce rates or that further changes in inflationary conditions will not occur. We are unable to predict changes in the Federal Reserve’s policies, the macroeconomic factors that influence those policies nor the impact that future changes will have on the economy and our business. Current or future efforts by the government to manage inflationary pressures or stimulate the economy may result in unintended economic consequences, which could have a direct and indirect adverse impact on our business and results of operations.

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

As a manufacturing company, we rely on a positive relationship with our employees to produce our products and maintain our production processes and productivity. As of March 31, 2025, we had approximately 2,600 full-time employees, of which 16 were subject to collective bargaining agreements in the United States, and approximately 1,400 of which are located in Vietnam. If our workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted, or we could experience higher labor costs. In addition, if significant portions of our employees were to become unionized, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

From time to time, we acquire businesses, following careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgments in determining acquisition price. After acquisition, such assumptions and judgments may prove to be inaccurate due to a variety of circumstances, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Additionally, actual operating results for an acquisition may vary significantly from initial estimates. As of March 31, 2025, we had goodwill of $264.1 million recorded in our consolidated balance sheet. We evaluate the recoverability of recorded goodwill annually, as well as when we changed reporting units and when events or circumstances indicate the possibility of impairment. Because of the significance of our goodwill and other intangible assets, a future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on our accounting policies related to goodwill, see our discussion under Note 1 to our consolidated financial statements in Item 8 of this Annual Report.

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

We are subject to tax laws and regulations in the United States and multiple foreign jurisdictions. Our future effective tax rates could be adversely affected by changes in tax laws, regulations, accounting principles or interpretations thereof, as well as changes in related interpretations and other tax guidance. For example, the Organization for Economic Co-operation and Development, an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes. The effect of such tax law changes or regulations and interpretations, as well as any additional tax reform legislation in the U.S., U.K, Canada, Australia, Vietnam or elsewhere, could have a material adverse effect on our business, financial condition and results of operations. In addition, we are also subject to periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. As of March 31, 2025, we had a reserve of $14.7 million relating to uncertain tax positions, and taxing authorities may disagree with the positions we have taken regarding the tax treatment or characterization of our transactions. Although we believe that our tax filing positions are appropriate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our business, financial condition and results of operations.

We may acquire various structured financial instruments for purposes of hedging or reducing our risks, which may be costly and ineffective.

We may seek to hedge against commodity price fluctuations and interest rate risk by using structured financial instruments such as futures, options, swaps and forward contracts. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses.

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
•the ability to respond to inflationary pressure, including reductions on consumer discretionary income and our ability to pass along rising costs through increased selling prices;
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
•changes in global trade policies and tariffs; and
•the other factors listed above under “Risk Factors”.

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

The Company has not experienced a material cybersecurity incident during the year ended March 31, 2025. For more information on how material cybersecurity incidents may impact our business, see Part I, Item 1A. "Risk Factors" of this Form 10-K.

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

ITEM 2: PROPERTIES

Properties

Our principal executive offices are located at 5420 Lyndon B. Johnson Freeway, Suite 500, Dallas, Texas 75240. Our headquarters is a leased facility. The current lease term expires August 31, 2026 and may be renewed.

We consider the many manufacturing and R&D facilities, distribution centers, warehouses, offices and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table presents our principal physical locations with greater than 40,000 square footage by segment.

Location	Use	Segment	Square Footage	Owned/Leased
Boise, Idaho	Manufacturing, Office and R&D	Engineered Building Solutions	42,000	Leased
Brookshire, Texas	Manufacturing, Office and Warehouse	Contractor Solutions	41,900	Leased
Cle Elum, Washington	Distribution Center, Manufacturing, Office, R&D and Warehouse	Contractor Solutions	180,000	Leased
Dong Nai, Vietnam	Manufacturing and Office	Contractor Solutions	634,000	Owned
Fall River, Massachusetts	Manufacturing and Office	Contractor Solutions	140,200	Leased
Greenwood, Indiana	Distribution Center & Office	Contractor Solutions	54,000	Leased
Houston, Texas	Manufacturing, Office, R&D and Warehouse	Contractor Solutions	253,900	Owned
Houston, Texas	Distribution Center & Office	Contractor Solutions	150,000	Leased
Hudson, Florida	Manufacturing, Office and R&D	Engineered Building Solutions	40,000	Leased
Humble, Texas (a)	Manufacturing, Office and Warehouse	Contractor Solutions	269,700	Leased
Jacksonville, Florida	Distribution Center & Office	Contractor Solutions	217,000	Leased
North East, Maryland	Distribution Center & Office	Contractor Solutions	150,000	Leased
Rockwall, Texas	Manufacturing, Office, R&D and Warehouse	Specialized Reliability Solutions	227,600	Owned
Royse City, Texas	Manufacturing, Office and Warehouse	Contractor Solutions	94,500	Leased
Tejon Ranch, California	Distribution Center & Office	Contractor Solutions	241,000	Leased
Terrell, Texas	Warehouse	Specialized Reliability Solutions	101,000	Leased
Wichita, Kansas	Manufacturing, Office and R&D	Engineered Building Solutions	75,000	Leased
Windsor, Ontario, Canada	Manufacturing, Office and R&D	Engineered Building Solutions	42,000	Leased
(a) Lease assumed on May 1, 2025 in connection with the Aspen Manufacturing acquisition. See Note 21 for additional information.
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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed on the Nasdaq Global Select Market under the symbol "CSWI". On April 29, 2025, we announced our intention to transfer the listing of our common stock from the Nasdaq Global Select Market to the New York Stock Exchange, effective on or about June 9, 2025. Our common stock will trade on the New York Stock Exchange under the stock symbol “CSW”.

Holders

As of May 19, 2025, there were 283 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

Note 12 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our dividends.

Issuer Purchases of Equity Securities

Note 12 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase program. The following table represents the number of shares repurchased during the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Dollar Value That May Yet Be Purchased Under the Program
					(in millions)
January 1 - 31	3,722	(a) (b)	$357.04	3,694	$196.4
February 1 - 28	5,133	(a) (b)	315.25	5,014	194.9
March 1 - 31	12,996	(a) (b)	293.19	5,632	193.2
	21,851			14,340

(a) On November 18, 2024, we announced that our Board of Directors authorized a new program to repurchase up to $200.0 million of our common stock, which replaced the prior $100.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2026, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. A total of 20,045 and 92,290 shares have been repurchased under the current and prior program, respectively.

(b) Includes 28, 119 and 7,364 shares tendered by employees to satisfy minimum tax withholding amounts related to the vesting of equity awards in January, February and March, respectively.

Stock Performance Chart

The following graph compares the cumulative total shareholder return on our common stock from April 1, 2020 through March 31, 2025 compared with the Russell 2000 Index, of which CSWI is a component, and a composite custom peer group, which was selected on an industry basis and is periodically reviewed and updated (if necessary) to ensure it provides reasonable comparability based on products offered and end markets served by CSWI. The graph assumes that $100 was invested at the market close on April 1, 2020 and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The custom peer group consists of the following:

Aaon, Inc	Futurefuel Corp.	Mueller Water Products
Armstrong Industries, Inc	Gorman-Rupp Co.	Standex International
Astec Industries, Inc.	Innospec Inc.	Tredegar Corp.
Columbus McKinnon Corp	LSB Industries, Inc
CTS Corporation	Methode Electronics, Inc.

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

$600
$500
$400
$300
$200
$100
$—
04/01/20
03/31/21
03/31/22
03/31/23
03/28/24
03/31/25
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

EXECUTIVE OVERVIEW

Our Company

We are a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, electrical products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, general industrial, energy, rail transportation, mining and electrical. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end-users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

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

There continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of potential trade policies including tariffs. Since February 2025, the current United States presidential administration has imposed or threatened to impose tariffs in various jurisdictions. In April 2025, the President of the United States issued an executive order to regulate imports by imposing reciprocal country specific tariffs on multiple nations around the world, including Vietnam and China. A further executive order issued in April 2025 paused the implementation of the country specific tariffs on Vietnam and many other countries for 90 days, maintaining a 10% global baseline tariff, while the United States works with its trade partners to negotiate new trade agreements. Significant tariffs remain in effect between the U.S. and China. The current situation is dynamic, and it is unknown if the United States and its trade partners will reach an agreement to further pause, reduce or eliminate the pending tariffs. Should these tariffs be enacted they could have a material impact on our future net sales, cost of goods sold in the United States, profit and cash flow. The ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated, as well as our ability to mitigate their impact, where we continue to actively assess and implement mitigation options.

Business Developments

On May 1, 2025, we completed the acquisition of 100% of the equity interests of Aspen Manufacturing, LLC ("Aspen Manufacturing"). In accordance with the terms of the acquisition agreements, we paid an aggregate purchase price of approximately $330.4 million, including cash consideration, estimated working capital true-up payment and the opening cash, which was funded with a combination of cash on hand and borrowings under our existing Revolving Credit Facility, as defined in Note 8. Aspen Manufacturing is one of the largest independent evaporator coil and air handler manufacturers for the HVAC/R industry and is a recognized leader in product quality and indoor comfort. Aspen Manufacturing’s current product suite includes a vast range of high-quality residential and light commercial evaporator coils, blowers, and air handling units for single-family, multi-family, and manufactured homes. Aspen Manufacturing will be included in our Contractor Solutions segment after the acquisition date.

On November 4, 2024, we acquired the assets of PF WaterWorks, L.P. (“PF WaterWorks”), based in Houston, Texas for an aggregate purchase price of $45.6 million, comprised of cash considerations of $40.0 million, a working capital true-up adjustment of $2.4 million and contingent considerations initially measured at $3.2 million based on PF WaterWorks meeting defined financial targets over a period of 3.2 years. The cash consideration was funded with cash on hand. PF WaterWorks offers innovative, eco-friendly drain management solutions that expand upon, and are complimentary to, our existing plumbing product portfolio. PF WaterWorks activity has been included in our Contractor Solutions segment since the acquisition date.

On August 1, 2024, we acquired the assets of PSP Products, Inc. (“PSP”), based in Manassas, Virginia for an aggregate purchase price of $51.3 million, comprised of cash consideration of $32.5 million, a working capital true-up adjustment of $7.0 million and contingent considerations initially measured at $11.8 million based on PSP meeting defined operational and financial targets over a period of 2.5 years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility, as defined in (as defined in Note 8). PSP offers a family of superior surge protection and load management products to our existing HVAC/R offerings. PSP activity has been included in our Contractor Solutions segment since the acquisition date.

On February 6, 2024, we acquired 100% of the outstanding equity of Dust Free, LP ("Dust Free"), based in Royse City, Texas, for an aggregate purchase price of $34.2 million (including $0.6 million cash acquired), comprised of cash consideration of $27.9 million, a working capital true-up receipt of $0.5 million and contingent consideration initially measured at $6.8 million based on Dust Free meeting defined operational and financial targets over a period of six years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 8). The Dust Free products offer residential and commercial indoor air quality and HVAC/R applications and supplement our Contractor Solutions segment's existing product portfolio. Dust Free activity has been included in our Contractor Solutions segment since the acquisition date.

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

Our Markets

HVAC/R

The HVAC/R market is our largest market served and it represented approximately 56% and 54% of our net revenues in the years ended March 31, 2025 and 2024, respectively. We provide an extensive array of products for installation, repair and maintenance of HVAC/R systems that includes condensate switches, pans and pumps, GRD, refrigerant caps, line set covers and other chemical and mechanical products. The industry is driven by replacement and repair of existing HVAC/R systems, as well as new construction projects. New HVAC/R systems are heavily influenced by macro trends, while replacement and repair of existing HVAC/R systems are dependent on weather and age of unit. The HVAC/R market tends to be seasonal with the peak sales season beginning in March and continuing through August. Construction and repair is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to such contractors.

Architecturally-Specified Building Products

Architecturally-specified building products represented approximately 17% and 19% of our net revenues in the years ended March 31, 2025 and 2024, respectively. We manufacture and sell products such as engineered railings, smoke and fire protection systems, expansion joints and stair edge nosings for end use customers including multi-family residential buildings, educational facilities or institutions, warehouses, construction companies, plant maintenance customers, building contractors and repair service companies. Sales of these products are driven by architectural specifications and safety and building codes. The sales process is typically long as these can be multi-year construction projects. The construction market, both commercial and multi-family, is a key driver for sales of architecturally-specified building products.

Plumbing

The plumbing market represented approximately 8% and 8% of our net revenues in the years ended March 31, 2025 and 2024, respectively. We provide many products to the plumbing industry including thread sealants, solvent cements, fire-stopping products, condensate switches and trap guards, water and gas connectors, as well as other mechanical products, such as drain traps. Installation is typically performed by contractors, and we utilize our global distribution network to drive sales of our products to contractors.

General Industrial

The general industrial end market represented approximately 7% and 6% of our net revenues in the years ended March 31, 2025 and 2024, respectively. We provide products focused on asset protection and reliability, including lubricants, desiccant breathers and fluid management products. The general industrial market includes the manufacture of chemicals, steel, cement, food and beverage, pulp and paper and a wide variety of other processed materials. We serve this market primarily through a network of distributors.

Energy

The energy market represented approximately 5% and 6% of our net revenues in the years ended March 31, 2025 and 2024, respectively. We provide market-leading lubricants and anti-seize compounds, as well as greases, for use in oilfield drilling activity and maintenance of oilfield drilling and valve related equipment. We sell our products primarily through distributors that are strategically situated near the major oil and gas producing areas across the globe. The outlook for the energy industry is heavily dependent on the global demand expectations from developed and emerging economies, as well as oil price and local government policies relative to oil exploration, drilling, storage and transportation.

Mining

The mining market represented approximately 3% and 4% of our net revenues in the years ended March 31, 2025 and 2024, respectively. Across the globe, we provide market-leading lubricants to open gears used in large mining excavation equipment, primarily through direct sales agents, as well as a network of strategic distributors. The North American mining industry is heavily weighted toward coal production and has experienced headwinds due to continued decline in domestic coal demand, partially mitigated by the seaborne coal export market. Globally, coal demand has been robust, and focused efforts in coal markets outside of the U.S., coupled with enhanced focus on markets such as iron, gold, diamonds and uranium in Southeast Asia, South America, and Africa have delivered growth that has generally offset the weakness in North American coal demand. Outside of coal, the mining market tends to move with global industrial output as basic industrial metals such as copper, tin, aluminum, and zinc, which are critical inputs to many industrial products.

Rail Transportation

The rail transportation market represented approximately 2% and 2% of our net revenues in the years ended March 31, 2025 and 2024, respectively. We provide an array of products into the rail transportation industry, including lubricants and lubricating devices for rail transportation lines, which increase efficiency, reduce noise and extend the life of rail transportation equipment such as rails and wheels. We leverage our technical expertise to build relationships with key decision makers to ensure our products meet required specifications. We sell our products primarily through a direct sales force, as well as through distribution partners. End markets for rail transportation include Class 1 Rail as the primary end market in North America and Transit Rail as the primary end market in all other geographies. Cyclical product classes such as farm products and petrochemical products can impact volumes in Class 1 Rail. While coal transport is diminishing demand for Class 1 Rail in North America, global investment in Transit Rail systems is expected to more than offset this decline.

Electrical
The electrical market represented approximately 2% and 1% of our net revenues in the years ended March 31, 2025 and 2024, respectively. We provide products for electrical wire installation such as wire pulling tools, accessories and cleaners as well as surge protection and load management products. We utilize differentiated technology for electrical management devices to ensure reliability, vigor, and strength. We serve this market primarily through a network of distributors.

Our Outlook

The Company has historically demonstrated its ability to navigate the challenges presented by a downturn in market conditions. In fiscal year 2026, we remain confident in our ability to excel in our numerous end markets through the business cycle. While significant macroeconomic uncertainty and market volatility exists, we anticipate year-over-year growth in both revenue and profit across all three of our segments, accompanied by robust generation of and year-over-year growth in operating cash flows. We offer innovative and high-value products that our customers prefer, and we remain focused on the products and subcategories that are growing faster than the overall industry. We believe we have the strategy and the team to deliver strong performance in fiscal 2026.

We expect to maintain a strong balance sheet in fiscal year 2026, which provides us with access to capital through our cash on hand, internally-generated cash flow and availability under our Revolving Credit Facility. Our capital allocation strategy continues to guide our investing decisions, with a priority to direct capital to the highest risk adjusted return opportunities, within the categories of organic growth, strategic acquisitions and the return of cash to shareholders through our share repurchase and dividend programs. With the strength of our financial position, we will continue to invest in financially and strategically attractive expanded product offerings, key elements of our long-term strategy of targeting long-term profitable growth. We will continue to invest our capital in maintaining our facilities and in continuous improvement initiatives. We recognize the importance of, and remain committed to, continuing to drive organic growth, as well as investing additional capital in opportunities with attractive risk-adjusted returns, driving increased penetration in the end markets we serve. We remain disciplined in our approach to acquisitions, particularly as it relates to our assessment of valuation, prospective synergies, diligence, cultural fit and ease of integration, especially in light of economic conditions.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our consolidated results of operations and results for each of our segments.

The operations of PF WaterWorks have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the November 4, 2024 date of acquisition. The operations of PSP Products ("PSP") have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the August 1, 2024 date of acquisition. The operations of Dust Free have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the February 6, 2024 date of acquisition. The operations of Falcon have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the October 4, 2022 date of acquisition. The operations of Cover Guard ("CG") and AC Guard ("ACG") have been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the July 8, 2022 date of acquisition. All acquisitions are described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

In September 2024, the Company completed a follow-on equity offering, through which we issued and sold a total of 1,265,000 shares of our common stock to the public, including shares issued pursuant to the underwriters' full exercise of their over-allotment option, at an offering a price of $285 per share. We received proceeds of $347.4 million, net of underwriting fees and discounts and expenses incurred directly related to the offering. We used a portion of the proceeds to pay off the outstanding balance of our Revolving Credit Facility, as discussed in Note 8, and used the remainder of the proceeds for general corporate purposes, including the completed acquisitions of PF WaterWorks (discussed in Note 2) and, following fiscal year end, Aspen Manufacturing (discussed in Note 21).

Net Revenues

	Year Ended March 31,
(amounts in thousands)	2025	2024	2023
Revenues, net	$878,301	$792,840	$757,904

Net revenues for the year ended March 31, 2025 increased $85.5 million, or 10.8%, as compared with the year ended March 31, 2024. The increase was partially due to the acquisitions of Dust Free, PSP, and PF WaterWorks ($47.5 million or 6.0%). Excluding the impact of the acquisitions, organic sales increased $37.9 million, or 4.8%, from the prior year due to increased unit volumes and pricing actions. Net revenue increased in the HVAC/R, electrical, general industrial, architecturally-specified building products, and plumbing end markets and decreased in the energy, mining and rail transportation end markets.

Net revenues for the year ended March 31, 2024 increased $34.9 million, or 4.6%, as compared with the year ended March 31, 2023. Excluding the impact of the acquisitions, organic sales increased $23.9 million, or 3.1%, from the prior year driven primarily by increased unit volumes and pricing actions. Inorganic revenue increased $11.0 million, or 1.5%, due to the acquisitions of CG, ACG, Falcon and Dust Free. Net revenue increased in the architecturally-specified building products, HVAC/R, plumbing, general industrial, mining and energy end markets and decreased in the rail transportation end market.

Net revenues into the Americas, Europe, Middle East and Africa ("EMEA") and the Asia Pacific regions for the year ended March 31, 2025, 2024 and 2023 are presented below. The presentation of net revenues by geographic region is based on the location of the customer. For additional information regarding net revenues by geographic region, see Note 20 to our consolidated financial statements included in Item 8 of this Annual Report.

	Year Ended March 31,
	2025	2024	2023
Americas	94%	94%	94%
EMEA	4%	4%	4%
Asia Pacific Regions	2%	2%	2%

Gross Profit and Gross Profit Margin

	Year Ended March 31,
(amounts in thousands, except percentages)	2025	2024	2023
Gross profit	$393,312	$350,745	$318,214
Gross profit margin	44.8%	44.2%	42.0%

Gross profit for the year ended March 31, 2025 increased $42.6 million, or 12.1%, as compared with the year ended March 31, 2024. The increase was primarily a result of the increased net revenue, including the recent acquisitions of Dust Free, PSP, and PF WaterWorks. Gross profit margin for the year ended March 31, 2025 of 44.8% increased from 44.2% for the year ended March 31, 2024. The increase was primarily the result of the Contractor Solutions segment experiencing a more rapid growth rate in comparison to the other segments.

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

Selling, General and Administrative Expense

	Year Ended March 31,
(amounts in thousands, except percentages)	2025	2024	2023
Operating expenses	$212,064	$191,627	$179,148
Operating expenses as a % of revenues	24.1%	24.2%	23.6%

Selling, general and administrative expenses for the year ended March 31, 2025 increased $20.4 million, or 10.7%, as compared with the year ended March 31, 2024. The increase was primarily due to added expenses related to the inclusion of Dust Free, PSP, and PF WaterWorks in the current period, including amortization of intangible assets, and increased expenses related to completed and pending acquisitions (including a $2.1 million increase in the fair value of contingent consideration liability for PSP), business integrations, strategic development activities, and increased employee compensation to support business growth. The increase was partially offset by a prior year trademark impairment that did not recur. The operating expenses as a percentage of sales in the current year was comparable to the prior year.

Selling, general and administrative expenses for the year ended March 31, 2024 increased $12.5 million, or 7.0%, as compared with the year ended March 31, 2023. The increase is primarily due to increased expenses related to employee compensation, a trademark impairment recognized during the three months ended March 31, 2024 and travel, along with increased depreciation and amortization and added expenses related to the inclusion of Dust Free in the current year. The increase in operating expenses as a percentage of sales was primarily attributable to sales increasing by a lower percentage than the increase in operating expenses.

Operating Income

	Year Ended March 31,
(amounts in thousands, except percentages)	2025	2024	2023
Operating income	$181,248	$159,118	$139,066
Operating margin	20.6%	20.1%	18.3%

Operating income for the year ended March 31, 2025 increased by $22.1 million, or 13.9%, as compared with the year ended March 31, 2024. The increase was a result of the $42.6 million increase in gross profit, partially offset by the $20.4 million increase in selling, general and administrative expense as discussed above.

Operating income for the year ended March 31, 2024 increased by $20.1 million, or 14.4%, as compared with the year ended March 31, 2023. The increase was a result of the $32.5 million increase in gross profit, partially offset by the $12.5 million increase in selling, general and administrative expense as discussed above.

Other income and expense

Interest expense, net for the year ended March 31, 2025 decreased $12.5 million to $0.3 million, or 97.9%, as compared with the year ended March 31, 2024, due to the reduced average borrowing under our Revolving Credit Facility, as a result of strong operating cash flows generated and the repayment of the outstanding balance under our Revolving Credit Facility, as discussed in Note 8, using the proceeds from the follow-on equity offering completed in September 2024, as discussed in Note 12. The interest income generated by our cash proceeds from the equity offering and invested in money market funds also contributed to the net interest expense decrease.

Interest expense, net for the year ended March 31, 2024 decreased $0.5 million to $12.7 million, or 3.6%, as compared with the year ended March 31, 2023, due to reduced borrowing under our Revolving Credit Facility (described in Note 8) as a result of strong operating cash flows generated during the year and the benefit from the $100 million interest rate swap, partially offset by higher interest rates.

Other expense, net decreased by $5.1 million for the year ended March 31, 2025 to net expense of $0.9 million as compared with net expense of $5.9 million for the year ended March 31, 2024. During the current year, a non-cash $0.9 million tax indemnification asset related to the Falcon acquisition was released and recognized in other expense. During the prior year ended March 31, 2024, $8.5 million in non-cash tax indemnification assets related to the T.A. Industries, Inc. (“TRUaire”) and Falcon acquisitions were released and recognized in other expense. The decrease in other expense was due to the above mentioned releases of non-cash tax indemnification assets, as well as a $1.4 million gain reported in the previous year in connection with the sale of a property previously held for investment that did not recur. The remaining change is attributed to foreign currency gains/losses related to transactions in currencies other than functional currencies.

Other expense, net decreased by $6.0 million for the year ended March 31, 2024 to expense of $5.9 million as compared with the year ended March 31, 2023. The decrease was primarily due to the non-cash $8.5 million release of tax indemnification assets related to the TRUaire and Falcon acquisitions, as discussed in Note 15, which was partially offset by a gain of $1.4 million recognized from the sale of a property previously held for investment and foreign currency exchange gains.

Provision for Income Taxes and Effective Tax Rate

The effective tax rates for the years ended March 31, 2025, 2024 and 2023 were 23.7%, 27.0% and 23.3%, respectively. As compared with the statutory rate for the year ended March 31, 2025, the provision for income taxes was primarily impacted by state tax expense (net of federal benefits), which increased the provision by $6.3 million and effective rate by 3.5%, executive compensation limitation, which increased the provision by $2.7 million and the effective tax rate by 1.5%. This was offset by uncertain tax positions, which decreased the provision by $2.3 million ($3.6 million UTP release offset by $1.3 million of penalties and interest) and the effective tax rate of 1.3%; tax benefits related to the restricted stock vesting, which decreased the provision by $1.4 million and the effective tax rate by 0.8% and IRC section 250 deductions, which decreased the provision by $1.2 million and the effective tax rate by 0.7%.

As compared with the statutory rate for the year ended March 31, 2024, the provision for income taxes was primarily impacted by the state tax expense (net of federal benefits), which increased the provision by $6.4 million and effective rate by 4.5%; impact of the tax indemnification asset release, which increased the provision by $1.8 million and the effective tax rate by 1.3%; executive compensation limitation, which increased the provision by $1.2 million and the effective tax rate by 0.9%; impact of repatriation of foreign earnings, which increased the provision by $0.5 million and the effective rate by 0.3%. This was partially offset by IRC section 250 deductions, which decreased the provision by $1.1 million and the effective tax rate by 0.7%.

Our federal income tax returns remain subject to examination for the years ended March 31, 2024, 2023 and 2022. Our income tax returns for Falcon's pre-acquisition periods including calendar years 2022 (partial year), 2021, 2020 and 2019 remain subject to examinations. Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2017, 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

As of both March 31, 2025 and 2024, we had immaterial net operating loss carryforwards that will expire in periods beyond the next 5 years.

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

	Year Ended March 31,
(amounts in thousands, except percentages)	2025	2024	2023
Revenues, net	$617,331	$536,494	$513,776
Operating income	165,893	142,037	126,203
Operating margin	26.9%	26.5%	24.6%

Net revenues for the year ended March 31, 2025 increased $80.8 million, or 15.1%, as compared with the year ended March 31, 2024. The increase was partially due to the acquisitions of Dust Free, PSP, and PF WaterWorks ($47.5 million or 8.9%). Excluding the impact of acquisitions, organic sales increased by $33.3 million, or 6.2%, due primarily to an increase in unit volumes and pricing actions. Net revenue increased in the HVAC/R, electrical, and plumbing end markets and decreased in the architecturally-specified building products end market.

Net revenues for the year ended March 31, 2024 increased $22.7 million, or 4.4%, as compared with the year ended March 31, 2023. Excluding the impact of acquisitions, organic sales increased by $11.7 million, or 2.3%, due primarily to pricing initiatives and an increase in unit volumes. The remainder of the increase was due to the acquisitions of CG, ACG, Falcon and Dust Free ($11.0 million or 2.1%). Net revenue increased in all end markets served.

Operating income for the year ended March 31, 2025 increased $23.9 million, or 16.8%, as compared with the year ended March 31, 2024. The increase was primarily due to the increased net revenue, including the acquisition of Dust Free, PSP, and PF WaterWorks, which was partially offset by increased freight and expenses related to completed and pending acquisitions, including a $2.1 million increase in fair value of the contingent consideration liability related to PSP acquisition. Operating margin of 26.9% for the year ended March 31, 2025 increased as compared to 26.5% for the year ended March 31, 2024. This increase was primarily due to pricing actions and a prior year trademark impairment that did not recur, which offset the impact from the aforementioned increases in freight and acquisition related expenses, including amortization of intangible assets, and increased employee compensation.

Operating income for the year ended March 31, 2024 increased $15.8 million, or 12.5%, as compared with the year ended March 31, 2023. The increase was primarily due to a reduction in ocean and domestic freight expenses, increased net revenue, and the inclusion of the CG, ACG, Falcon and Dust Free acquisitions, partially offset by increased operating expenses including employee compensation and a trademark impairment during the three months ended March 31, 2024. Operating margin of 26.5% for the year ended March 31, 2024 increased as compared to 24.6% for the year ended March 31, 2024. This increase was due to gross margin improvement driven primarily by the aforementioned reduction in ocean and domestic freight expenses, combined with the positive effect of pricing initiatives.

Specialized Reliability Solutions Segment Results

The Specialized Reliability Solutions segment provides long-established products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Year Ended March 31,
(amounts in thousands, except percentages)	2025	2024	2023
Revenues, net	$147,641	$149,614	$147,445
Operating income	22,673	22,266	20,176
Operating margin	15.4%	14.9%	13.7%

Net revenues for the year ended March 31, 2025 decreased $2.0 million, or 1.3%, as compared with the year ended March 31, 2024. The decrease was primarily due to lower unit volumes. Net revenue decreased in the energy, mining and rail transportation end markets and increased in the general industrial end market.

Net revenues for the year ended March 31, 2024 increased $2.2 million, or 1.5%, as compared with the year ended March 31, 2023. The increase was primarily due to higher unit volumes and pricing initiatives. Net revenue increased in all end markets including energy, mining, general industrial and rail transportation.

Operating income for the year ended March 31, 2025 increased $0.4 million, or 1.8%, as compared with the year ended March 31, 2024. The increase was primarily due to modest inventory adjustments, partially offset by an unfavorable product mix as revenue grew at a faster pace for our lower margin JV products, as well as increased shipping expenses to strategically transfer inventory to international locations ahead of the anticipated tariff changes. Operating margin of 15.4% for the year ended March 31, 2025 increased as compared to 14.9% for the year ended March 31, 2024. This increase was primarily due to gross margin improvement as a result of the aforementioned inventory adjustments, partially offset by the lower margin product mix in the current year and the increased shipping expenses related to inventory transfer.

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

	Year Ended March 31,
(amounts in thousands, except percentages)	2025	2024	2023
Revenues, net	$121,119	$114,741	$103,969
Operating income	19,187	18,704	12,889
Operating margin	15.8%	16.3%	12.4%

Net revenues for the year ended March 31, 2025 increased $6.4 million, or 5.6%, as compared with the year ended March 31, 2024. The increase was primarily due to the continued conversion of strong project bookings into revenue and market expansion.

Net revenues for the year ended March 31, 2024 increased $10.8 million, or 10.4%, as compared with the year ended March 31, 2023. The increase was driven by higher volumes as a result of the continued conversion of strong project bookings into revenue and pricing initiatives.

Operating income for the year ended March 31, 2025 increased $0.5 million, or 2.6%, as compared with the year ended March 31, 2024. The increase was due to the higher net revenue and effective management of operating costs that were partially offset by the prior year $1.2 million gain recognized from the sale of a property previously used in operations that did not recur. Operating margin of 15.8% for the year ended March 31, 2025 decreased as compared to 16.3% for the year ended March 31, 2024. This decrease was primarily due to the aforementioned gain on sale of property that did not recur, partially offset by the effective management of operating costs.

Operating income for the year ended March 31, 2024 increased $5.8 million, or 45.1%, as compared with the year ended March 31, 2023. The increase was driven by higher net revenue and a positive impact from pricing initiatives, as well as a $1.2 million gain recognized from the sale of a property previously used in operations. Operating margin of 16.3% for the year ended March 31, 2024 increased as compared to 12.4% for the year ended March 31, 2023. This increase was primarily due to gross margin improvement resulting from pricing initiatives and the aforementioned gain from property sale, along with reduced operating expense as a percentage of revenue.

For additional information on segments, see Note 20 to our consolidated financial statements included in Item 8 of this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility ("Revolver Borrowings") are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Additionally, we use our Revolver Borrowings and proceeds from the follow-on equity offering completed in September 2024 to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, make scheduled principal and interest payments on debt and meet our contingent consideration obligations. Absent significant deterioration of market conditions, we believe that cash flows from operating and financing activities, primarily Revolver Borrowings, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt, anticipated dividend payments, periodic share repurchases, contingent consideration obligations and anticipated capital expenditure requirements for both our short-term and long-term capital needs.

Cash Flow Analysis

	Year Ended March 31,
(amounts in thousands)	2025	2024	2023
Net cash provided by operating activities	$168,362	$164,332	$121,453
Net cash used in investing activities	(102,221)	(42,504)	(69,716)
Net cash provided by (used in) financing activities	138,047	(117,023)	(49,290)

Our cash balance at March 31, 2025 was $225.8 million, as compared with $22.2 million at March 31, 2024.

For the year ended March 31, 2025, our cash provided by operating activities was $168.4 million, as compared with $164.3 million and $121.5 million for the years ended March 31, 2024 and 2023, respectively.

•Working capital used cash for the year ended March 31, 2025 due to higher inventories ($35.7 million), higher accounts receivable ($9.1 million) and higher prepaid expenses and other current assets ($1.4 million), partially offset by higher accounts payable and other current liabilities ($21.7 million).
•Working capital provided cash for the year ended March 31, 2024 due to higher accounts payable and other current liabilities ($12.3 million), lower inventories ($10.4 million) and lower prepaid expenses and other current assets ($4.6 million), partially offset by higher accounts receivable ($17.9 million).
•Working capital used cash for the year ended March 31, 2023 due to higher inventory ($11.4 million), lower accounts payable and other current liabilities ($7.0 million) and higher prepaid expenses and other assets ($1.3 million), partially offset by lower accounts receivable ($1.1 million).

Cash flows used in investing activities during the year ended March 31, 2025 were $102.2 million as compared with $42.5 million and $69.7 million for the years ended March 31, 2024 and 2023, respectively.

•Capital expenditures during the years ended March 31, 2025, 2024 and 2023 were $16.3 million, $16.6 million and $14.0 million, respectively. Our capital expenditures have been focused on continuous improvement and automation, safety, capacity expansion, enterprise resource planning systems and new product introductions
•During the year ended March 31, 2025, we acquired PF WaterWorks for an aggregated purchase price of $45.6 million, including $40.0 million in cash consideration and a working capital true-up adjustment of $2.4 million at closing. We acquired PSP for an aggregated purchase price of $51.3 million, including $32.5 million in cash consideration at closing and a working capital true-up adjustment of $7.0 million. We also paid $3.2 million cash for an immaterial acquisition.
•During the year ended March 31, 2025, $2.5 million was paid to acquire long-term minority investments.
•During the year ended March 31, 2024, we acquired Dust Free for an aggregate purchase price of $34.2 million, including $27.3 million in cash consideration, net of cash received. We also paid $2.6 million cash for immaterial acquisitions.
•During the year ended March 31, 2023, we acquired Falcon for an aggregate purchase price of $37.1 million, including $33.6 million in cash consideration, net of cash received. We acquired the assets of CG and ACG and the related intellectual property for an aggregated purchase price of $22.1 million, including cash consideration of $19.5 million. We also paid $2.8 million cash for an immaterial acquisition.

Cash flows provided by (used in) financing activities during the years ended March 31, 2025, 2024 and 2023 were $138.0 million, $(117.0) million and $(49.3) million, respectively. Cash outflows resulted from:

•Net borrowings (payments) from our Revolving Credit Facility and the Whitmore Term Loan (as discussed in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report) of $(166.0) million, $(87.0) million and $0.2 million during the years ended March 31, 2025, 2024 and 2023, respectively.
•Payments of $0.0 million, $0.0 million, and $0.7 million of underwriting discounts and fees in connection with amending our Revolving Credit Facility during the year ended March 31, 2025, 2024 and 2023, as discussed in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report.
•Proceeds from the redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $0.0 million, $0.0 million and $3.0 million during the years ended March 31, 2025, 2024 and 2023, respectively, as discussed in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report.
•Payments of contingent consideration of $1.1 million, $3.0 million and $2.5 million during the years ended March 31, 2025, 2024 and 2023, respectively.
•Repurchases of shares under our share repurchase programs (as discussed in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report) of $18.3 million, $10.5 million and $35.7 million during the years ended March 31, 2025, 2024 and 2023, respectively.
•In connection with the vesting of share awards, $9.4 million, $5.0 million and $3.4 million were tendered by employees to satisfy minimum tax withholding requirements during the years ended March 31, 2025, 2024 and 2023, respectively.
•During the year ended March 31, 2025, we received proceeds of $347.4 million, net of underwriting fees and discounts and expenses incurred directly related to the offering, in connection with our September 2024 follow-on equity offering (as discussed in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report).
•Dividend payments of $14.6 million, $11.8 million and $10.6 million were paid during the years ended March 31, 2025, 2024 and 2023, respectively.

We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our Revolving Credit Facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

Acquisitions

We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise capital, is a critical consideration in any such evaluation. During the year ended March 31, 2025, we acquired PF WaterWorks, based in Houston, Texas, for an aggregate purchase price of $45.6 million and PSP Products, based in Manassas, Virginia, for an aggregate purchase price of $51.3 million. During the year ended March 31, 2024, we acquired Dust Free, based in Royse City, Texas, for an aggregate purchase price of $34.2 million. During the year ended March 31, 2023, we acquired Falcon, based in Temecula, California, for an aggregate purchase price of $37.1 million and CG and ACG and related intellectual properties, based in Orlando, Florida, for an aggregate purchase price of $22.1 million. These acquisitions were funded through a combination of cash on hand, borrowings under our Revolving Credit Facility and stock consideration. See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our acquisitions.

Debt

Our long-term debt obligation consists of the Revolver Borrowings with maturity date in fiscal 2027. As of March 31, 2025, we had $0.0 million in outstanding Revolver Borrowings, which resulted in a borrowing capacity of $498.7 million (net of credit utilization). See Note 8 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our indebtedness.

Dividends

Total dividends of $14.6 million were paid during the year ended March 31, 2025. On April 11, 2025, we declared a quarterly dividend and announced a 12.5% quarterly dividend increase to $0.27 per share, which was paid on May 9, 2025 to shareholders of record as of April 25, 2025. We currently expect to continue to pay a regular quarterly dividend to shareholders in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial conditions, results of operations, capital requirements, and other factors, including those set forth under Item 1A. "Risk Factors" of this Annual Report. See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of dividends.

Share Repurchase Program

On December 16, 2022, we announced that our Board of Directors authorized a program to repurchase up to $100.0 million of our common stock over a two-year period. On November 18, 2024, we announced that our Board of Directors authorized a new $200.0 million share repurchase program, which replaced the previously announced $100.0 million program. Under the current $200.0 million repurchase program, a total of 20,045 shares were repurchased during the year ended March 31, 2025 for $6.8 million. Under the prior $100.0 million repurchase program, 39,157 and 53,133 were repurchased during the years ended March 31, 2025 and 2024, respectively, for $11.5 million and $10.5 million, respectively. Our Board of Directors has established an expiration of December 31, 2026 for the current $200.0 million repurchase program and we currently expect to continue to repurchase shares in the near future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. "Risk Factors" of this Annual Report. See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our share repurchase program.

Capital Expenditures

During the year ended March 31, 2025, we invested $16.3 million in capital expenditures related to continuous improvement and automation, safety, capacity expansion, enterprise resource planning systems and new product introductions. We plan to continue investing in capital expenditures in the future to improve manufacturing productivity, enhance operational safety, upgrade information technology infrastructure and security and implement advanced technologies for our existing facilities.

Contractual Obligations

Our contractual obligations as of March 31, 2025 primarily included purchase obligations and operating lease commitments. Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable without penalty. We expect to incur $44.6 million in purchase obligations over the next 12 months. For operating lease commitments, see Note 9 to our consolidated financial statements included in Item 8 of this Annual Report.

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

During the year ended March 31, 2025, we released a reserve of $3.6 million including accrued interest of $0.6 million and accrued penalty of $0.5 million, as a result of the lapse of statute for the 2020 period. We also recorded additional accrued interest of $1.2 million and accrued penalty of $0.2 millions on historical tax positions. The Company expects $6.2 million of existing reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

Our federal income tax returns remain subject to examination for the years ended March 31, 2024, 2023 and 2022. Our income tax returns for Falcon's pre-acquisition periods including calendar years 2022 (partial year), 2021, 2020 and 2019 remain subject to examinations. Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2017, 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

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

Goodwill and Indefinite-Lived Intangible Assets

The initial recording of goodwill and intangible assets requires subjective judgements concerning estimates of the fair value of the acquired assets. Goodwill represents the excess of consideration paid over the net assets acquired. We test the value of goodwill for impairment as of January 31 each year or whenever events or circumstances indicate such asset may be impaired.

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

Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We bypassed the qualitative assessment and proceeded directly to the quantitative test. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Our quantitative test performed as of January 31, 2025 indicated that no reporting unit was at risk of impairment and no goodwill impairment loss should be recognized for the year ended March 31, 2025. There was no impairment loss recognized for the years ended March 31, 2024 and 2023, respectively.

We have indefinite-lived intangible assets in the form of trademarks and license agreements. We test these intangible assets for impairment at least annually as of January 31 or whenever events or circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future sales projections and terminal value growth rate. These inputs are considered non-recurring level three inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded no impairment for the fiscal March 31, 2025, a $1.5 million impairment for the year ended March 31, 2024 relating to a trademark, and no impairment for the fiscal years March 31, 2023.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on the interest expense associated with our outstanding indebtedness. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As discussed in Note 10, the Whitmore Term Loan interest rate swap was terminated on January 9, 2023. On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility (defined in Note 8). In September 2024, the hedge was terminated as described in Note 8. At March 31, 2025, we had $0.0 million in unhedged variable rate indebtedness as the outstanding balance of the Revolving Credit Facility was paid off in September 2024.

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

Foreign Currency Exchange Rate Risk

We conduct a portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net (losses) gains associated with foreign currency translation of $(1.9) million, $(1.9) million and $(3.8) million for the years ended March 31, 2025, 2024 or 2023, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of $0.0 million, $1.1 million and $0.1 million for the years ended March 31, 2025, 2024 or 2023, respectively, which are included in other income (expense), net on our consolidated statements of operations.

Based on a sensitivity analysis as of March 31, 2025, a 10% change in the foreign currency exchange rates for the year ended March 31, 2025 would have impacted our net income by 3%. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

International Markets Risk

Our manufacturing operations are concentrated in the U.S., Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the U.K. Rapidly changing global trade policies, such as tariffs, may increase operating costs and uncertainty. We continue to monitor domestic and international regulatory developments relevant to our manufacturing and distribution operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 22, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fair Value of Acquired Customer Lists

As described further in note 2 to the consolidated financial statements, the Company completed the acquisitions of the assets of PF WaterWorks, L.P. on November 4, 2024 for an aggregate purchase price of $45.6 million and the assets of PSP Products, Inc. on August 1, 2024 for an aggregate purchase price of $51.3 million. The Company’s accounting for the acquisitions required the estimation of the fair values of assets acquired and liabilities assumed, including the customer lists for PF WaterWorks and PSP Products of $26.2 million and $30.0 million, respectively. The estimated fair values of the customer lists intangible assets were determined with the assistance from a third-party valuation specialist using the excess earnings method. We identified the estimation of the fair value of the customer lists as a critical audit matter.

The principal consideration for our determination that the estimation of the fair value of the customer lists was a critical audit matter was that there was high estimation uncertainty with respect to significant assumptions, including forecasted revenues, gross profit margins, EBITDA margins, and discount rates.

Our audit procedures related to the estimation of the fair value of the customer lists included the following, among others.
•We evaluated the effectiveness of the Company’s controls associated with developing the estimated fair value of the customer lists.
•We evaluated the qualifications of the third-party valuation specialist engaged by the Company to assist in developing the estimated fair value of the customer lists.
•We utilized valuation specialists to evaluate the appropriateness of the methodologies and certain significant assumptions used by the Company, including comparing the discount rates to relevant observable market data.

•We tested the underlying data by comparing the forecasted revenues, gross profit margins, and EBITDA margins to historical operating results, and tested the completeness and accuracy of the underlying data used in the excess earnings method valuation.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas
May 22, 2025

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands, except per share amounts)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$225,845	$22,156
Accounts receivable, net	155,651	142,665
Inventories, net	194,876	150,749
Prepaid expenses and other current assets	16,489	15,840
Total current assets	592,861	331,410
Property, plant and equipment, net	93,415	92,811
Goodwill	264,092	247,191
Intangible assets, net	357,910	318,819
Other assets	70,787	53,095
Total assets	$1,379,065	$1,043,326

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,767	$48,387
Accrued and other current liabilities	92,435	67,449
Current portion of long-term debt	—	—
Total current liabilities	147,202	115,836
Long-term debt	—	166,000
Retirement benefits payable	1,083	1,114
Other long-term liabilities	138,347	125,298
Total liabilities	286,632	408,248
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	20,187	19,355
Equity:
Common shares, $0.01 par value	177	164
Shares authorized – 50,000
Shares issued – 17,810 and 16,466, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	501,286	137,253
Treasury shares, at cost (1,027 and 952 shares, respectively)	(122,125)	(95,643)
Retained earnings	705,035	583,075
Accumulated other comprehensive loss	(12,127)	(9,126)
Total equity	1,072,246	615,723
Total liabilities and equity	$1,379,065	$1,043,326

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(Amounts in thousands, except per share amounts)	2025	2024	2023
Revenues, net	$878,301	$792,840	$757,904
Cost of revenues	(484,989)	(442,095)	(439,690)
Gross profit	393,312	350,745	318,214
Selling, general and administrative expenses	(212,064)	(191,627)	(179,148)
Operating income	181,248	159,118	139,066
Interest expense, net	(269)	(12,723)	(13,197)
Other income (expense), net	(862)	(5,915)	42
Income before income taxes	180,117	140,480	125,911
Provision for income taxes	(42,633)	(37,941)	(29,337)
Net income	137,484	102,539	96,574
Income attributable to redeemable noncontrolling interest	(832)	(891)	(139)
Net income attributable to CSW Industrials, Inc.	$136,652	$101,648	$96,435

Basic earnings per common share:	$8.41	$6.54	$6.22

Diluted earnings per common share:	$8.38	$6.52	$6.20

Weighted average number of shares outstanding:
Basic	16,242	15,533	15,509
Diluted	16,314	15,581	15,546

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(Amounts in thousands)	2025	2024	2023
Net income	$137,484	$102,539	$96,574
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,883)	(1,947)	(3,752)
Cash flow hedging activity, net of taxes of $295, $(326) and $(41), respectively	(1,111)	1,225	156
Pension and other postretirement effects, net of taxes of $2, $(1) and $(67), respectively	(7)	5	261
Other comprehensive loss	(3,001)	(717)	(3,335)
Comprehensive income	$134,483	$101,822	$93,239
Less: Comprehensive income attributable to redeemable noncontrolling interest	(832)	(891)	(139)
Comprehensive income attributable to CSW Industrials, Inc.	$133,651	$100,930	$93,100

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2022	$162	$(46,448)	$112,924	$407,522	$(5,074)	$469,086
Share-based compensation	—	—	9,752	—	—	9,752
Stock activity under stock plans	1	(3,417)	—	—	—	(3,416)
Reissuance of treasury shares	—	2,786	578	—	—	3,364
Repurchase of common shares	—	(35,655)	—	—	—	(35,655)
Net income	—	—	—	96,435	—	96,435
Dividends	—	—	82	(10,638)	—	(10,556)
Other comprehensive loss, net of tax	—	—	—	—	(3,335)	(3,335)
Balance at March 31, 2023	$163	$(82,734)	$123,336	$493,319	$(8,409)	$525,675
Share-based compensation	—	—	11,537	—	—	11,537
Stock activity under stock plans	1	(4,966)	—	—	—	(4,965)
Reissuance of treasury shares	—	2,526	2,293	—	—	4,819
Repurchase of common shares	—	(10,469)	—	—	—	(10,469)
Net income	—	—	—	101,648	—	101,648
Dividends	—	—	87	(11,892)	—	(11,805)
Other comprehensive loss, net of tax	—	—	—	—	(717)	(717)
Balance at March 31, 2024	$164	$(95,643)	$137,253	$583,075	$(9,126)	$615,723
Share-based compensation	—	—	13,587	—	—	13,587
Stock activity under stock plans	—	(9,425)	—	—	—	(9,425)
Reissuance of treasury shares	—	1,211	2,947	—	—	4,158
Repurchase of common shares	—	(18,268)	—	—	—	(18,268)
Net income	—	—	—	136,652	—	136,652
Dividends	—	—	105	(14,692)	—	(14,587)
Equity issuance	13	—	347,394	—	—	347,407
Other comprehensive loss, net of tax	—	—	—	—	(3,001)	(3,001)
Balance at March 31, 2025	$177	$(122,125)	$501,286	$705,035	$(12,127)	$1,072,246

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(Amounts in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$137,484	$102,539	$96,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,210	13,961	12,838
Amortization of intangible and other assets	28,795	23,688	22,716
Provision for inventory reserves	2,686	4,229	1,522
Provision for credit losses	1,408	814	2,013
Share-based and other executive compensation	13,587	11,537	9,751
Fair value change in contingent consideration	2,100	—	—
Net loss (gain) on disposals of property, plant and equipment	35	(2,677)	104
Net pension benefit	66	67	150
Impairment of intangible assets	—	1,600	156
Net deferred taxes	(6,915)	(2,497)	(6,011)
Changes in operating assets and liabilities:
Accounts receivable	(9,116)	(17,897)	1,105
Inventories	(35,699)	10,364	(11,422)
Prepaid expenses and other current assets	(1,369)	4,608	(1,282)
Other assets	1,424	1,146	458
Accounts payable and other current liabilities	21,664	12,293	(7,000)
Retirement benefits payable and other liabilities	(1,998)	557	(219)
Net cash provided by operating activities	168,362	164,332	121,453
Cash flows from investing activities:
Capital expenditures	(16,266)	(16,575)	(13,951)
Proceeds from sale of assets held for investment	—	1,665	—
Proceeds from sale of assets	1,229	2,185	120
Cash paid for investments	(2,500)	—	—
Cash paid for acquisitions, net of cash received	(84,684)	(29,779)	(55,885)
Net cash used in investing activities	(102,221)	(42,504)	(69,716)
Cash flows from financing activities:
Borrowings on lines of credit	32,723	112,319	143,177
Repayments of lines of credit	(198,723)	(199,319)	(142,952)
Payments of deferred loan costs	—	—	(710)
Payments of contingent consideration	(1,085)	(2,950)	(2,450)
Purchase of treasury shares	(27,693)	(15,268)	(39,072)
Proceeds from stock option activity	—	—	272
Proceeds from issuance of equity	347,407	—	—
Proceeds from acquisition of redeemable noncontrolling interest shareholder	—	—	3,000
Dividends paid to shareholders	(14,582)	(11,805)	(10,555)
Net cash provided by (used in) financing activities	138,047	(117,023)	(49,290)
Effect of exchange rate changes on cash and equivalents	(499)	(1,104)	(611)
Net change in cash and cash equivalents	203,689	3,701	1,836
Cash and cash equivalents, beginning of period	22,156	18,455	16,619
Cash and cash equivalents, end of period	$225,845	$22,156	$18,455
Supplemental non-cash disclosure:
Cash paid during the year for interest	$4,789	$12,254	$12,502
Cash paid during the year for income taxes	50,866	39,295	47,476

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CSWI is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions, Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, general industrial, plumbing, energy, rail transportation, mining and electrical. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Balco®, Cover Guard®, Deacon®, Dust Free®, Falcon Stainless®, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, PF WaterWorksTM, PSP ProductsTM, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

There continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of potential trade policies including tariffs. Since February 2025, the current United States presidential administration has imposed or threatened to impose tariffs in various jurisdictions. In April 2025, the President of the United States issued an executive order to regulate imports by imposing reciprocal country specific tariffs on multiple nations around the world, including Vietnam and China. A further executive order issued in April 2025 paused the implementation of the country specific tariffs on Vietnam and many other countries for 90 days, maintaining a 10% global baseline tariff, while the United States works with its trade partners to negotiate new trade agreements. Significant tariffs remain in effect between the U.S. and China. The current situation is dynamic, and it is unknown if the United States and its trade partners will reach an agreement to further pause or eliminate the pending tariffs. Should these tariffs be enacted they could have a material impact on our future net sales, cost of goods sold in the United States, profit and cash flow. The ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated, as well as our ability to mitigate their impact, where we continue to actively assess and implement mitigation options.

Basis of Presentation – The consolidated financial position, results of operations and cash flows included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (“Annual Report”) include all revenues, costs, assets and liabilities directly attributable to CSWI and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – We consider all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. We maintain our cash and cash equivalents at financial institutions for which the combined account balances in individual institutions may exceed insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of insurance coverage. We had deposits in domestic banks of $214.8 million and $12.6 million at March 31, 2025 and 2024, respectively, and balances of $11.0 million and $9.5 million were held in foreign banks at March 31, 2025 and 2024, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We bypassed the qualitative assessment and proceeded directly to the quantitative test. If the carrying value of a reporting unit exceeds it fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit base on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flows and market participants and are considered non-recurring Level III inputs within the fair value hierarchy. No goodwill impairment loss was recognized as a result of the impairment tests for the years ended March 31, 2025, 2024 or 2023.

We have intangible assets consisting of patents, trademarks, customer lists and non-compete agreements. Definite-lived intangible assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In addition, we have other trademarks and license agreements that are considered to have indefinite lives. We test indefinite-lived intangible assets for impairment at least annually as of January 31 or whenever events or circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future revenue projections and terminal value growth rate. These inputs are considered non-recurring Level III inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded no impairment for the fiscal year ended March 31, 2025, a $1.5 million impairment for the fiscal year ended March 31, 2024 relating to a trademark, and no impairment for the fiscal year ended March 31, 2023.

Property Held for Investment – One of our operating subsidiaries holds and manages a non-operating property, which is valued at lower of cost or market and will be disposed of as opportunities arise to maximize value.

Other Investments - We hold equity investments in private companies that do no have readily determinable fair values. In accordance with Accounting Standards Codification ("ASC") 321 "Investments - Equity Securities", we have elected the measurement alternative to record such investments at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for identical or similar investment. The investments are assessed each reporting period to determine whether an impairment or an observable price change has occurred. If impairment indicators are identified, we write down the investment to its fair value if the decline in value is other-than-temporary. The investments are recognized in our consolidated balance sheets in other assets. No impairment or observable price adjustments were recognized during the reporting period. Refer to Note 13 for further information regarding the investments.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent consideration – The fair value of the contingent consideration liability is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is initially recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value, with any change in the fair value recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and in cash flows from operating activities in the Consolidated Statements of Cash Flows. Contingent consideration payments are shown in cash flows from financing activities in the Consolidated Statements of Cash Flows. The change in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and in assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. The fair values of contingent consideration liability are discussed in Note 13. As of March 31, 2025 and 2024, the contingent consideration liability reported in the balance sheets was $24.4 million and $7.4 million, respectively.

The fair values of contingent consideration liability are discussed in Note 2.

Leases – We determine if a contract is or contains a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. Right-of-Use (“ROU”) assets and lease liabilities are initially recognized at the commencement date based on the present value of remaining lease payments over the lease term calculated using our incremental borrowing rate, unless the implicit rate is readily determinable. ROU assets represent the right to use an underlying asset for the lease term, including any upfront lease payments made and excluding lease incentives. Lease liabilities represent the obligation to make future lease payments throughout the lease term. As most of our operating leases do not provide an implicit rate, we apply our incremental borrowing rate to determine the present value of remaining lease payments. Our incremental borrowing rate is determined based on information available at the commencement date of the lease. The lease term includes renewal periods when we are reasonably certain to exercise the option to renew. The ROU asset is amortized over the expected lease term. Lease and non-lease components, when present on our leases, are accounted for separately. Leases with an initial term of 12 months or less are excluded from recognition in the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our consolidated income statements as the obligation is incurred. As of March 31, 2025, we did not have material leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized in accumulated other comprehensive loss as they arise, and we amortize these costs into net pension expense over the remaining expected service period. We used a measurement date of March 31 for all periods presented.

Redeemable Noncontrolling Interests - Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to Shell's 50% equity interest in the Whitmore JV and is classified in temporary equity that is reported between liabilities and shareholders' equity on our Consolidated Balance Sheets initially at its formation-date fair value. We adjust the redeemable noncontrolling interest each reporting period for the net income (or loss) attributable to the noncontrolling interest. We also make a measurement period adjustment, if any, to adjust the redeemable noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income or net income attributable to CSWI. The redemption value of the redeemable noncontrolling interest is estimated using a discounted cash flow analysis, which requires management judgment with respect to future revenue, operating margins, growth rates and discount rates. Net income (loss) attributable to the redeemable noncontrolling interests are presented as a separate line on the consolidated statements of operations which is necessary to identify those income (loss) specifically attributable to CSWI. The financial results and position of the redeemable noncontrolling interest acquired through the formation of the Whitmore JV are included in their entirety in our consolidated statements of operations and consolidated balance sheets.

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

(i) We identify a contract with a customer when a sales agreement indicates approval and commitment of the parties; identifies the rights of the parties; identifies the payment terms; has commercial substance; and it is probable that we will collect the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer. In most instances, our contract with a customer is the customer's purchase order. For certain customers, we may also enter into a sales agreement that outlines a framework of terms and conditions that apply to all future purchase orders for that customer. In these situations, our contract with the customer is both the sales agreement and the specific customer purchase order. Because our contract with a customer is typically for a single transaction or customer purchase order, the duration of the contract is one year or less. As a result, we have elected to apply certain practical expedients and, as permitted by GAAP, omit certain disclosures of remaining performance obligations for contracts that have an initial term of one year or less.
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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obtain a contract, which include sales commissions recorded in selling, general and administrative expense, are expensed when incurred as the amortization period is one year or less. We do not have customer contracts that include significant financing components.

Research and Development ("R&D") – R&D costs are expensed as incurred. Costs incurred for R&D primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in R&D activities. R&D costs included in selling, general and administrative expense were $5.3 million, $5.9 million and $4.8 million for the years ended March 31, 2025, 2024 and 2023, respectively.

Advertising costs – Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended March 31, 2025, 2024 and 2023, advertising costs were $4.7 million, $4.5 million and $4.7 million, respectively.

Share-based Compensation – Share-based compensation is measured at the grant-date fair value. The exercise price of stock option awards and the fair value of restricted share awards are set at the closing price of our common stock on the date of grant, which is the date such grants are authorized by our Board of Directors. The fair value of performance-based restricted share awards is determined using a Monte Carlo simulation model incorporating all possible outcomes against the Russell 2000 Index. The fair value of share-based payment arrangements is amortized on a straight-line basis to compensation expense over the period in which the restrictions lapse based on the expected number of shares that will vest. Share-based compensation expense, net of estimated forfeitures, is included in selling, general and administrative expenses. The forfeiture rate is estimated upon grant and is adjusted when actual forfeitures occur. Upon the vesting of granted shares, the participants may elect to cover tax withholdings by selling back a portion of vested shares to the Company. In such cases, we repurchase the shares from the participant to satisfy the minimum tax withholding requirements on their behalf and report such share repurchase as a financing cash outflow in the consolidated statement of cash flows. To cover the exercise of options and vesting of restricted shares, we generally issue new shares from our authorized but unissued share pool, although we may instead issue treasury shares in certain circumstances.

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

Unremitted Earnings – During the fiscal quarter ended March 31, 2023, we lifted our assertion that the earnings of Greco Canada are indefinitely invested outside of the U.S. As of fiscal year ended March 31, 2025, we assert that all of our foreign earnings of the U.K., Australian, Vietnam and Canadian subsidiaries will be remitted to the U.S. through distributions. A provision was made for taxes that may become payable upon distribution of earnings from our foreign subsidiaries. Deferred income tax has not been recognized on any remaining basis difference that is permanently invested outside the United States.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Developments

Pronouncements Implemented

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU is effective for our Form 10-K for fiscal 2025 and our Form 10-Q for the first quarter of fiscal 2026. Our adoption of this ASU effective April 1, 2024, applied retroactively as required, did not have an impact on our consolidated balance sheets, consolidated statements of income or consolidated statements of cash flows. Refer to Note 20, "Segments" for more information regarding the Company's segment disclosures.

Pronouncements not yet implemented

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. This ASU provides guidance to expand disclosures related to the disaggregation of income statement expenses. This ASU also requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. ASU 2025-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. This ASU will be effective for our Form 10-K for fiscal 2028 and our Form 10-Q for the first quarter of 2029. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS

PF WaterWorks, L.P.

On November 4, 2024, we acquired the assets of PF WaterWorks, L.P. (“PF WaterWorks”), based in Houston, Texas for an aggregate purchase price of $45.6 million, comprised of cash considerations of $40.0 million, a working capital true-up adjustment of $2.4 million and contingent considerations initially measured at $3.2 million based on PF WaterWorks meeting defined financial targets over a period of 3.2 years. The cash consideration was funded with cash on hand. PF WaterWorks offers innovative, eco-friendly drain management solutions that expand upon, and are complimentary to, our existing plumbing product portfolio. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $3.2 million, which was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations. During the year ended March 31, 2025, we incurred $1.4 million in transaction expenses in connection with the PF WaterWorks acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment.

The PF WaterWorks acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $10.3 million allocated to goodwill, which represents the value expected to be obtained from owning products that are expanding our existing plumbing offerings and provide additional drain management solutions to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($26.2 million), trade name ($3.1 million), patent ($0.6 million), accounts receivable ($1.6 million), inventory ($4.2 million), other current assets ($0.2 million), equipment ($0.1 million) and other assets ($0.4 million), net of current liabilities ($0.9 million) and other liabilities ($0.1 million). Customer lists and patent are being amortized over 15 years and 5 years, respectively, while the trade name and goodwill are not being amortized. The Company’s evaluation of the facts and circumstances available as of November 4, 2024 to assign fair values to net assets acquired is ongoing. The primary area of preliminary purchase price allocation subject to change relates to the valuation of working capital, value of property, plant and equipment and residual goodwill. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. PF WaterWorks activity has been included in our Contractor Solutions segment since the acquisition date.

The disclosure of PF WaterWorks' post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

PSP Products, Inc.

On August 1, 2024, we acquired the assets of PSP Products, Inc. (“PSP”), based in Manassas, Virginia for an aggregate purchase price of $51.3 million, comprised of cash consideration of $32.5 million, a working capital true-up adjustment of $7.0 million and contingent considerations initially measured at $11.8 million based on PSP meeting defined operational and financial targets over a period of 2.5 years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility, as defined in Note 8. PSP offers a family of superior surge protection and load management products to our existing HVAC/R offerings. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $11.8 million, of which $4.8 million was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations and $7.0 million was determined using a scenario-based analysis on forecasted future results. The fair value of the contingent consideration is evaluated quarterly based on additional information as it becomes available. During the quarter ended March 31, 2025, we increased the fair value of the contingent consideration liability related to the PSP acquisition due to the better than expected performance and recognized a $2.1 million expense recorded in general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment. During the year ended March 31, 2025, we incurred less than $0.5 million in transaction expenses in connection with the PSP acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment.

The PSP acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $7.3 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R offerings and provide additional electrical offerings to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($30.0 million), trade name ($2.4 million), accounts receivable ($4.4 million),

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inventory ($8.9 million), other current asset ($0.3 million), equipment ($0.3 million) and other assets ($0.7 million), net of current liabilities ($2.7 million) and other liabilities ($0.3 million). Customer lists are being amortized over 15 years while the trade name and goodwill are not being amortized. The Company’s evaluation of the facts and circumstances available as of August 1, 2024, to assign fair values to the assets and liabilities acquired is ongoing. The primary area of preliminary purchase price allocation subject to change relates to the valuation of working capital, value of property, plant and equipment and residual goodwill. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. PSP activity has been included in our Contractor Solutions segment since the acquisition date.

The disclosure of PSP's post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

Dust Free, LP

On February 6, 2024, we acquired 100% of the outstanding equity of Dust Free, LP ("Dust Free"), based in Royse City, Texas, for an aggregate purchase price of $34.2 million (including $0.6 million cash acquired), comprised of cash consideration of $27.9 million, a working capital true-up receipt of $0.5 million and contingent considerations initially measured at $6.8 million based on Dust Free meeting defined operational and financial targets over a period of 6 years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 8). The Dust Free products offer residential and commercial indoor air quality and HVAC/R applications and supplement our Contractor Solutions segment's existing product portfolio. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $6.8 million, of which $2.1 million was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations and $4.7 million was determined using a scenario-based analysis on forecasted future results. During the year ended March 31, 2024, we incurred $0.7 million in transaction expenses in connection with the Dust Free acquisition, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solution segment.

The Dust Free acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $3.7 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing plumbing offerings and provide a meaningful value proposition to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($20.1 million), trademark ($1.6 million), accounts receivable ($2.9 million), cash ($0.6 million), inventory ($4.1 million), other current asset ($0.4 million) and equipment ($3.1 million), net of current liabilities (2.3 million). Customer lists are being amortized over 15 years and the definite-life trademark ($0.6 million) is being amortized over 2 years while the indefinite-life trademark ($1.0 million) and goodwill are not being amortized.  During the three months ended March 31, 2025, the Company completed the evaluation of the facts and circumstances available as of February 6, 2024, to assign fair values to assets and liabilities acquired. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. Dust Free activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Falcon acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $17.5 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing plumbing offerings and provide a meaningful value proposition to our customers. The preliminary allocation of the fair value of the assets acquired comprises customer lists ($17.7 million), trademarks ($4.7 million), accounts receivable ($1.4 million), cash ($1.0 million), inventory ($0.7 million), other current asset ($0.1 million) and other assets ($3.0 million), net of current liabilities ($0.6 million) and other liabilities ($8.4 million). Customer lists are being amortized over 15 years, while trademarks and goodwill are not being amortized.  During the three months ended December 31 2023, the Company completed the evaluation of the facts and circumstances available as of October 4, 2022, to assign fair values to assets and liabilities acquired. Goodwill and all intangible assets are not deductible for income tax purposes. Falcon activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

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

The CG and ACG acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $1.7 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R and plumbing offerings and provide a meaningful value proposition to our customers. The preliminary allocation of the fair value of the assets acquired included customer lists ($9.8 million), patent ($1.8 million), trademarks ($0.7 million), inventory ($3.1 million), accounts receivable ($1.0 million) and equipment ($0.3 million). Customer lists and patents are being amortized over 15 years and 10 years, respectively, while trademarks and goodwill are not being amortized.  During the three months ended September 30, 2023, the Company completed the evaluation of the facts and circumstances available as of July 8, 2022, to assign fair values to assets acquired. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. CG and ACG activity has been included in our Contractor Solutions segment since the acquisition date. No pro forma information has been provided due to immateriality.

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

The Whitmore JV is deemed to be a VIE as the equity investors at risk, as a group, lack the characteristics of a controlling financial interest. The major factor that led to the conclusion that the Company is the primary beneficiary of this VIE is that Whitmore has the power to direct the manufacturing activities, which are considered the most significant activities for the Whitmore JV. The Whitmore JV has been consolidated into the operations of the Company and its activity has been included in our Specialized Reliability Solutions segment since the formation date. Whitmore JV's total net assets are presented below (in thousands):

	March 31, 2025	March 31, 2024
Cash	$9,591	$5,909
Accounts receivable, net	8,407	8,094
Inventories, net	4,823	3,851
Prepaid expenses and other current assets	254	138
Property, plant and equipment, net	13,452	14,241
Intangible assets, net	4,859	5,669
Other assets	597	315
Total assets	$41,983	$38,217

Accounts payable	$7,755	$6,004
Accrued and other current liabilities	1,605	1,463
Other long-term liabilities	414	206
Total liabilities	$9,774	$7,673

For the year ended March 31, 2025, 2024 and 2023, the Whitmore JV generated net income of $1.7 million, $1.8 million and $0.3 million, respectively.

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member during the month of July 2024 and every two years afterwards. The put option was not exercised in July 2024. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the years ended March 31, 2025 and 2024 were as follows (in thousands):

	March 31, 2025	March 31, 2024
Balance at beginning of the year	$19,355	$18,464
Net income attributable to redeemable noncontrolling interest	832	891
Ending balance	$20,187	$19,355

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended March 31, 2025 and 2024 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at April 1, 2023	$209,160	$9,278	$24,302	$242,740
CG and ACG acquisitions	107	—	—	107
Dust Free acquisition	3,951	—	—	3,951
Falcon acquisition	85	—	—	85
Other acquisitions	261	—	—	261
Currency translation	(20)	80	(13)	46
Balance at March 31, 2024	$213,544	$9,358	$24,289	$247,191
Dust Free acquisition	(212)	—	—	(212)
PSP acquisition	7,323	—	—	7,323
PF WaterWorks acquisition	10,258	—	—	10,258
Currency translation	(33)	79	(514)	(468)
Balance at March 31, 2025	$230,880	$9,437	$23,775	$264,092

The following table provides information about our intangible assets for the years ended March 31, 2025 and 2024 (in thousands, except years):

		March 31, 2025		March 31, 2024
	Wtd Avg Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	10	$17,784	$(10,189)	$15,084	$(9,306)
Customer lists and amortized trademarks	15	402,765	(127,551)	346,136	(103,407)
Non-compete agreements	6	1,000	(639)	1,000	(453)
Other	10	6,277	(3,141)	6,275	(2,649)
		$427,826	$(141,520)	$368,495	$(115,815)
Trade names and trademarks not being amortized (a):		$71,604	$—	$66,139	$—
(a) During the fiscal quarter ended March 31, 2024, we recorded a $1.5 million impairment relating to a trademark, included in selling, general and administrative expenses, for our Contractor Solutions segment.

Amortization expense for the years ended March 31, 2025, 2024 and 2023 was $26.3 million, $22.9 million and $22.1 million, respectively. The following table presents the estimated future amortization of finite-lived intangible assets for the next five fiscal years ending March 31 (in thousands):

2026	$27,165
2027	26,104
2028	25,712
2029	25,636
2030	25,570
Thereafter	156,119
Total	$286,306

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SHARE-BASED COMPENSATION

Prior to September 17, 2024, we maintained the shareholder-approved 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provided for the issuance of up to 1,230,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. On August 15, 2024, our shareholders approved the 2024 Equity and Incentive Compensation Plan (the “2024 Plan”) and on September 17, 2024, we registered the offering of shares under the 2024 Plan on a Registration Statement on Form S-8 (the “2024 Plan Registration”). Following the 2024 Plan Registration, no further awards have been or will be granted under the 2015 Plan, and the 2015 Plan’s remaining share reserve for new awards was cancelled. Any awards previously granted under the 2015 Plan will remain outstanding and vest in accordance with their original terms and conditions.

The 2024 Plan provides for the issuance of up to 850,000 shares of CSWI common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of March 31, 2025, and due to awards granted under the 2015 Plan prior to the 2024 Plan Registration, as well as new grant activity under the 2024 Plan, 827,271 shares were reserved and available for issuance under the 2024 Plan.

We recorded share-based compensation expense for restricted stock as follows for the years ended March 31, 2025, 2024 and 2023 (in thousands):

	Year Ended March 31,
	2025	2024	2023
Share-based compensation expense	$13,587	$11,537	$9,751
Related income tax benefit (a)	(3,397)	(2,885)	(2,438)
Net share-based compensation expense	$10,190	$8,652	$7,313
(a) Income tax benefit is estimated using the statutory rate.

No options were granted or vested during the years ended March 31, 2025, 2024 and 2023, and all stock options were vested and recognized prior to the year ended March 31, 2019. The intrinsic value of options exercised during the years ended March 31, 2025, 2024 and 2023 was $0.0 million, $0.0 million and $1.2 million, respectively. Cash received for options exercised during the years ended March 31, 2025, 2024 and 2023 was $0.0 million, $0.0 million and $0.3 million, respectively, and the tax benefit received was $0.0 million, $0.0 million and $0.3 million, respectively. As of March 31, 2025, there were no outstanding stock options.

Restricted stock activity was as follows:

	Year Ended March 31, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2024	221,563	$166.62
Granted	71,008	340.81
Vested	(94,883)	178.69
Canceled	(3,539)	177.69
Outstanding at March 31, 2025	194,149	$203.62
During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of March 31, 2025 and 2024 included 85,998 and 96,945 shares (at target), respectively, with performance-based vesting provisions, having vesting ranges from 0-200% based on pre-defined performance targets with market conditions. Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares. Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 18,962 and 29,120 awards with performance-based vesting provisions during the years ended March 31, 2025 and 2024, respectively, with a vesting range of 0-200%.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2025, we had unrecognized compensation cost related to unvested restricted shares of $19.7 million, which will be amortized into net income over the remaining weighted average vesting period of 1.9 years. The total fair value of restricted shares granted during the years ended March 31, 2025 and 2024 was $14.4 million and $12.5 million, respectively. The total fair value of restricted shares vested during the years ended March 31, 2025 and 2024 was $27.8 million and $14.9 million, respectively.

6. INVENTORY

Inventories are stated at the lower of cost or net realizable value and include raw materials, supplies, direct labor and manufacturing overhead. Inventories are accounted for using a standard costing methodology, which approximates cost on a first-in, first-out (“FIFO”) basis.

The Inventories, net caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31,
	2025	2024
Raw materials and supplies	$54,761	$44,866
Work in process	5,969	5,194
Finished goods	144,897	109,695
Total inventories	205,627	159,755
Less: Obsolescence and slow-moving reserve	(10,751)	(9,006)
Inventories, net	$194,876	$150,749

7. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Accounts receivable, net consists of the following (in thousands):

	March 31,
	2025	2024
Accounts receivable trade	$151,646	$138,475
Other receivables	5,142	5,098
	156,788	143,573
Less: Allowance for credit losses	(1,137)	(908)
Accounts receivable, net	$155,651	$142,665

Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,
	2025	2024
Prepaid expenses	$11,602	$10,947
Income taxes receivable	2,090	1,955
Short-term tax indemnification assets	1,339	810
Current derivative asset	—	1,186
Other current assets	1,458	942
	$16,489	$15,840

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,
	2025	2024
Land and improvements	$3,112	$3,162
Buildings and improvements	56,982	54,411
Plant, office and laboratory equipment	136,244	127,344
Construction in progress	10,296	11,409
	206,634	196,326
Less: Accumulated depreciation	(113,219)	(103,515)
Property, plant and equipment, net	$93,415	$92,811

Depreciation of property, plant and equipment was $14.2 million, $13.9 million and $12.9 million for the years ended March 31, 2025, 2024 and 2023, respectively. Of these amounts, cost of revenues includes $9.3 million, $9.1 million and $8.4 million, respectively.

Other assets consist of the following (in thousands):

	March 31,
	2025	2024
Right-of-use lease assets	$62,061	$44,491
Long-term investments	2,500	—
Rent receivable	1,978	1,998
Deferred financing fees	829	1,595
Long-term tax indemnification assets	502	1,621
Property held for investment	418	418
Deferred income taxes	350	359
Other	2,149	2,613
Other assets	$70,787	$53,095

Accrued and other current liabilities consist of the following (in thousands):

	March 31,
	2025	2024
Compensation and related benefits	$31,381	$29,175
Rebates and marketing agreements	19,650	15,910
Short-term contingent consideration liability	12,150	167
Operating lease liabilities	11,244	9,443
Income taxes payable	3,075	2,166
Non-income taxes	2,409	1,381
Contract liabilities	932	548
Other accrued expenses	11,594	8,659
Accrued and other current liabilities	$92,435	$67,449

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other long-term liabilities consists of the following (in thousands):

	March 31,
	2025	2024
Operating lease liabilities	$58,120	$39,922
Deferred income taxes	52,688	59,967
Tax reserve	14,728	16,954
Long-term contingent consideration liability	12,235	8,455
Other	576	—
Other long-term liabilities	$138,347	$125,298

8. LONG-TERM DEBT AND COMMITMENTS

Debt consists of the following (in thousands):

	March 31,
	2025	2024
Revolving Credit Facility, interest rate of 0.00% (a) and 6.68% (b), respectively	$—	$166,000
Less: Current portion	—	—
Long-term debt	$—	$166,000
(a) Interest rate effective on March 31, 2025 was not applicable due to there being no outstanding balance under the Revolver Credit Facility.
(b) Represents the unhedged interest rate effective on March 31, 2024.

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

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), which replaced the First Credit Agreement and provides for a $400.0 million revolving credit facility that contains a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans, with an additional $150.0 million accordion feature. The Second Credit Agreement was scheduled to mature on May 18, 2026. The Company incurred a total of $2.3 million in financing fees, including underwriting fees, which are being amortized over the life of the Second Credit Agreement. Borrowings under the Second Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or LIBOR plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Second Credit Agreement as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month LIBOR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable monthly and quarterly, respectively, and the outstanding principal balance is due at the maturity date. The Second Credit Agreement is secured by a first priority lien on all tangible and intangible assets and stock issued by the Company and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

On December 15, 2022, the Company entered into an Incremental Assumption Agreement No. 1 and Amendment No. 2 to the Second Credit Agreement (the “Second Amendment”) to utilize a portion of the accordion feature, thus increasing the commitment from $400.0 million to $500.0 million, and concurrently reduced the available incremental accordion by a corresponding amount (the term "Revolving Credit Facility" as used throughout this document refers to the First Credit

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement, the Second Credit Agreement, the Second Amendment and the Third Credit Agreement, as applicable). The Second Amendment also replaced the LIBOR Rate with individualized metrics based on the specific denomination of borrowings, including a metric based on Term SOFR (as defined in the Second Credit Agreement) for borrowings denominated in U.S. Dollars. The Company incurred a total of $0.7 million in financing fees, including underwriting fees, which are being amortized over the remaining term of the Revolving Credit Facility.

On May 2, 2025, we entered into a Third Amended and Restated Credit Agreement (the “Third Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent, and the lenders, issuing banks and swingline lender party thereto. The Third Credit Agreement provides for a $700.0 million revolving credit facility that contains a $30.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swingline loans. The Third Credit Agreement is scheduled to mature on May 2, 2030. The Company incurred a total of $2.7 million in financing fees, including underwriting fees, which will be amortized over the life of the Third Credit Agreement. Borrowings under the Third Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or the adjusted term SOFR rate plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Third Credit Agreement as the highest of (i) the Federal Reserve Bank of New York effective rate plus 0.5%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month adjusted term SOFR rate plus 1.0%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable monthly and quarterly, respectively, and the outstanding principal balance is due at the maturity date. The Third Credit Agreement is secured by a first priority lien on substantially all tangible and intangible assets and stock issued by the Company and its material domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

During the year ended March 31, 2025, we borrowed $32.7 million and repaid $198.7 million under the Revolving Credit Facility. As of March 31, 2025 and 2024, we had $0.0 million and $166.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the Revolving Credit Facility of $498.7 million (net of credit utilization) and $334.0 million, respectively. The financial covenants contained in the Revolving Credit Facility require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Revolving Credit Facility. The Revolving Credit Facility Agreement also requires the maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.00, the calculations and terms of which are defined in the Revolving Credit Facility Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of March 31, 2025.

Interest payments on the first $100.0 million under the Revolving Credit Facility were hedged under an interest rate swap agreement as described in Note 10 until September 2024, when the balance of the Revolving Credit Facility was paid off using a portion of the proceeds from the equity offering as discussed in Note 12 and the hedge was terminated as described in Note 10.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Whitmore Term Loan

Prior to January 20, 2023, Whitmore Manufacturing, LLC (one of our wholly-owned operating subsidiaries) maintained a secured term loan related to the warehouse, corporate office building and remodel of the existing manufacturing and R&D facility. The term loan required a payment of $140,000 each quarter. Borrowings under the term loan bore interest at a variable annual rate equal to one-month LIBOR plus 2.0%. On January 20, 2023, the Whitmore Term Loan was paid off using borrowings under our existing Revolving Credit Facility discussed above. As of March 31, 2025 and 2024, there was no outstanding principal amount under the Whitmore Term Loan.

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

(in thousands)	March 31, 2025	March 31, 2024
Components of Operating Lease Expenses
Operating lease expense	$13,048	$10,375
Short-term lease expense	953	694
Total operating lease expense (a)	$14,001	$11,069
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	March 31, 2025	March 31, 2024
Operating Lease Assets and Liabilities
Right-of-use lease assets (a)	$62,061	$44,491

Short-term lease liabilities	$11,244	$9,443
Long-term lease liabilities	58,120	39,922
Total operating lease liabilities (b)	$69,364	$49,365
(a) Included in other assets
(b) Included in accrued and other current liabilities and other long-term liabilities, as applicable

	Year Ended March 31,
(in thousands)	2025	2024
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities	$13,132	$11,523
Right-of-use assets obtained in exchange for new operating lease liabilities	30,018	6,024

Other Information for Operating Leases
Weighted average remaining lease term (in years)	7.0	6.8
Weighted average discount rate	5.6%	3.4%

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of operating lease liabilities were as follows (in thousands):
2026	$14,598
2027	13,724
2028	12,167
2029	10,689
2030	9,108
Thereafter	25,347
Total lease liabilities	$85,633
Less: Imputed interest	(16,269)
Present value of lease liabilities	$69,364

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

On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility. This interest rate swap fixed the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our Revolving Credit Facility, and was scheduled to expire May 18, 2026. In September 2024, upon the payoff of the outstanding Revolving Credit Facility balance, we terminated the interest rate swap and incurred a cash payment of $0.4 million, which was reported in our Consolidated Statements of Income in interest expense, net. As of March 31, 2025 and 2024, we had $0.0 million and $100.0 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties.

The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	March 31,
	2025	2024
Current derivative asset	$—	$1,186
Non-current derivative asset	—	221

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the years ended March 31, 2025, 2024 and 2023:

	Year Ended March 31,
(amounts in thousands, except per share data)	2025	2024	2023
Net income	$137,484	$102,539	$96,574
Income attributable to redeemable noncontrolling interest	(832)	(891)	(139)
Net income attributable to CSW Industrials, Inc.	$136,652	$101,648	$96,435
Weighted average shares:
Common stock	16,148	15,427	15,401
Participating securities	94	106	108
Denominator for basic earnings per common share	16,242	15,533	15,509
Potentially dilutive securities	72	48	37
Denominator for diluted earnings per common share	16,314	15,581	15,546

Basic earnings per common share:	$8.41	$6.54	$6.22

Diluted earnings per common share:	$8.38	$6.52	$6.20

12. SHAREHOLDERS' EQUITY

Common Stock

	March 31, 2025		March 31, 2024
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Beginning of the year	16,465,776	952,394	16,377,820	902,157
Vesting of performance shares and restricted stock units	58,640	21,745	55,039	20,713
Reissuance of treasury shares	—	(17,186)	—	(35,477)
Restricted stock awards activities	20,174	10,786	32,917	11,868
Share repurchases	—	59,202	—	53,133
Equity issuance	1,265,000	—	—	—
End of the year	17,809,590	1,026,941	16,465,776	952,394

Equity Offering

In September 2024, the Company completed a follow-on equity offering, pursuant to which we issued and sold a total of 1,265,000 shares of our common stock to the public, including shares issued pursuant to the underwriters' full exercise of their over-allotment option, at an offering a price of $285 per share. We received proceeds of $347.4 million, net of underwriting fees and discounts and expenses incurred directly related to the offering. We used a portion of the proceeds to pay off the outstanding balance of our Revolving Credit Facility, as discussed in Note 8, and used the remainder of the proceeds for general corporate purposes, including the completed acquisitions of PF WaterWorks (discussed in Note 2) and, following fiscal year end, Aspen Manufacturing (discussed in Note 21).

Share Repurchase Programs

On December 16, 2022, we announced that our Board of Directors authorized a program to repurchase up to $100.0 million of our common stock over a two-year period. On November 18, 2024, we announced that our Board of Directors authorized a new $200.0 million share repurchase program, which replaced the previously announced $100.0 million program. Under the

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the current $200.0 million repurchase program, a total of 20,045 shares were repurchased during the year ended March 31, 2025 for $6.8 million. Under the prior $100.0 million repurchase program, 39,157 and 53,133 were repurchased during the year ended March 31, 2025 and 2024, respectively, for $11.5 million and $10.5 million, respectively.

In connection with the vesting of share awards, 32,531 and 32,581 shares were tendered by employees to satisfy minimum tax withholding requirements during years ended March 31, 2025 and 2024, respectively, for $9.4 million and $5.0 million, respectively.

Dividends

On April 4, 2019, we announced we had commenced a dividend program and that our Board of Directors approved a regular quarterly dividend of $0.135 per share. On April 14, 2023, we announced a quarterly dividend increase to $0.19 per share. On April 12, 2024, we announced a quarterly dividend increase to $0.21 per share. On October 11, 2024, we announced a quarterly dividend increase to $0.24 per share. On April 11, 2025, we announced a quarterly dividend increase to $0.27 per share, which was paid on May 9, 2025 to shareholders of record as of April 25, 2025. We currently expect to continue to pay a regular quarterly dividend to shareholders in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial conditions, results of operations, capital requirements, and other factors, including those set forth under Item 1A. "Risk Factors" of this Annual Report. Any future dividends at the existing $0.27 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion. Total dividends of 14.6 million and 11.8 million were paid during the years ended March 31, 2025 and 2024, respectively.

13. FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, net and accounts payable approximate their fair values at March 31, 2025 and 2024 due to their short-term nature. Cash equivalents generally consist of money market funds invested with a reputable and highly diversified global bank in instruments issued or guaranteed by the U.S. Treasury. The fair value of these cash equivalents is based on quoted market price, which is a Level I input. The fair value of interest rate swaps discussed in Note 10 are determined using Level II inputs. The carrying value of our debt, included in Note 8, approximates fair value as it bears interest at floating rates.

The long-term investments with no readily determinable fair value are measured using the alternative for fair value and the investment's carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. As of March 31, 2025 and 2024, the long-term investments reported in the balance sheets were $2.5 million and $0.0 million, respectively.

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

The fair value of the contingent consideration liability is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value. The increases or decreases in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and in assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. As of March 31, 2025 and 2024, the contingent consideration liability reported in the balance sheets was $24.4 million and $7.4 million, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the Company's assets and liabilities measured on a recurring basis:

	March 31, 2025		March 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Significant Other Observable Inputs (Level II):
Interest rate swap	$—	$—	$1,407	$1,407
Unobservable Inputs (Level III )
Acquisition-related contingent consideration liabilities	24,385	24,385	7,445	7,445

The following table presents the changes in the estimated fair values of the Company's contingent consideration liabilities measured using significant unobservable inputs (Level 3):

(in thousands)	March 31, 2025	March 31, 2024
Balance at beginning of the year:	$7,445	$645
Cash payments	(160)	—
Change in fair value of contingent consideration liabilities	2,100	—
Additions	15,000	6,800
Ending balance	$24,385	$7,445

14. RETIREMENT PLANS

We maintain a frozen unfunded retirement restoration plan (the “Restoration Plan”) that is a non-qualified plan providing for the payment to participating employees, upon retirement, of the difference between the maximum annual payment permissible under the Qualified Plan pursuant to federal limitations and the amount that would otherwise have been payable under the Qualified Plan. The Restoration Plan was closed to new participants on January 1, 2015 and was amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015. As of March 31, 2025 and 2024, the Restoration Plan reported liabilities of $1.2 million and $1.2 million, respectively.

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

The following are assumptions related to the Plans:

	March 31,
	2025	2024	2023
Assumptions used to determine benefit obligations:
Discount rate	5.5%	5.5%	5.4%
Assumptions used to determine net pension expense:
Discount rate	5.5%	5.4%	4.0%

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of the changes in the Restoration Plan's pension obligations:

	March 31,
(in thousands)	2025	2024
Benefit obligation at beginning of year	$1,217	$1,261
Interest cost	64	65
Actuarial gain	11	(3)
Benefits paid	(106)	(106)
Benefit obligation at end of year	$1,186	$1,217
Accumulated benefit obligation	$1,186	$1,217

The following summarizes amounts recognized in the balance sheets for the Restoration Plan:

	March 31,
	2025	2024
Current liabilities	$(103)	$(103)
Noncurrent liabilities	(1,083)	(1,114)
Unfunded status	$(1,186)	$(1,217)

Net pension expense for the Plans was:

	Year Ended March 31,
	2025	2024	2023
Interest cost on projected benefit obligation	$64	$65	$56
Net amortization and deferral	2	2	42
Pension plan termination (a)	—	—	453
Net pension expense	$66	$67	$551
(a) Reflects impact of the termination of the Canadian Plan.
No estimated prior service costs or net loss for the Plans will be amortized from accumulated other comprehensive loss into pension expense in the year ended March 31, 2026.

The following table summarizes the expected cash benefit payments for the Restoration Plan for fiscal years ending March 31 (in millions):

2026	$0.1
2027	0.1
2028	0.1
2029	0.1
2030	0.1
Thereafter	0.5

Defined Contribution Plan

Effective October 1, 2015, we began to sponsor a defined contribution plan covering substantially all of our U.S. employees. Employees may contribute to this plan, and these contributions are matched 100% by us up to 6.0% of eligible earnings. We also contribute an additional percentage of eligible earnings to employees regardless of their level of participation in the plan, which is discretionary and varies based on profitability. We made total contributions to the plan of $7.0 million and $6.3 million during the years ended March 31, 2025 and 2024, respectively.

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

We recorded total contributions to the ESOP of $4.2 million, $4.8 million and $3.1 million during the years ended March 31, 2025, 2024 and 2023, respectively, based on performance in the prior year. During the year ended March 31, 2025, $4.8 million was recorded to expense based on performance in the year ended March 31, 2025 and is expected to be contributed to the ESOP during the year ending March 31, 2026.

The ESOP held 432,912 and 497,835 shares of CSWI common stock as of March 31, 2025 and 2024, respectively.

15. INCOME TAXES

Income before income taxes was comprised of the following (in thousands):

	Year Ended March 31,
	2025	2024	2023
U.S. Federal	$163,935	$127,647	$118,181
Foreign	16,182	12,833	7,730
Income before income taxes	$180,117	$140,480	$125,911

Income tax expense consists of the following (in thousands):

For the year ended:	Current	Deferred	Total
March 31, 2025
U.S. Federal	$35,448	$(4,888)	$30,560
State and local	9,371	(1,374)	7,997
Foreign	4,378	(302)	4,076
Provision for income taxes	$49,197	$(6,564)	$42,633
March 31, 2024
U.S. Federal	$28,832	$(2,560)	$26,272
State and local	8,057	(10)	8,047
Foreign	3,444	178	3,622
Provision for income taxes	$40,333	$(2,392)	$37,941
March 31, 2023
U.S. Federal	$27,920	$(3,549)	$24,371
State and local	6,135	(2,471)	3,664
Foreign	1,482	(180)	1,302
Provision for income taxes	$35,537	$(6,200)	$29,337

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0% to income before income taxes as a result of the following (in thousands):

	Year Ended March 31,
	2025	2024	2023
Computed tax expense at statutory rate	$37,830	$29,501	$26,441
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefits	6,318	6,358	2,895
Nondeductible executive compensation	2,712	1,196	1555
Repatriation tax, net of tax credit	559	491	904
Tax indemnification asset release	124	1,789	—
Global intangible low-taxed income ("GILTI") inclusion	1	207	1,123
Effect of rates different than statutory	385	255	67
Valuation allowance	228	(132)	(96)
Other permanent differences	234	215	557
Uncertain tax positions ("UTP")	(2,288)	278	(224)
Vesting of stock-based compensation	(1,420)	(417)	(408)
IRC section 250 deductions	(1,187)	(1,050)	(1,626)
Foreign tax credits	—	(207)	(604)
Other, net	(863)	(543)	(1,247)
Provision for income taxes	$42,633	$37,941	$29,337

The effective tax rates for the years ended March 31, 2025, 2024 and 2023 were 23.7%, 27.0% and 23.3%, respectively. As compared with the statutory rate for the year ended March 31, 2025, the provision for income taxes was primarily impacted by state tax expenses (net of federal benefits), which increased the provision by $6.3 million and effective rate by 3.5%, executive compensation limitation, which increased the provision by $2.7 million and the effective tax rate by 1.5%. This was offset by UTP, which decreased the provision by $2.3 million ($3.6 million UTP release offset by $1.3 million additional penalties and interest) and the effective tax rate of 1.3%; tax benefits related to the restricted stock vesting, which decreased the provision by $1.4 million and the effective tax rate by 0.8% and IRC section 250 deductions, which decreased the provision by $1.2 million and the effective tax rate by 0.7%.

As compared with the statutory rate for the year ended March 31, 2024, the provision for income taxes was primarily impacted by the state tax expenses (net of federal benefits), which increased the provision by $6.4 million and effective rate by 4.5%; impact of the tax indemnification asset release, which increased the provision by $1.8 million and the effective tax rate by 1.3%; executive compensation limitation, which increased the provision by $1.2 million and the effective tax rate by 0.9%; impact of repatriation of foreign earnings, which increased the provision by $0.5 million and the effective rate by 0.3%. This was partially offset by IRC section 250 deductions, which decreased the provision by $1.1 million and the effective tax rate by 0.7%.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2025 and 2024 are presented below (in thousands):

	March 31,
	2025	2024
Deferred tax assets:
Operating lease liabilities	$16,461	$11,852
Accrued compensation	6,197	6,777
Inventory reserves	4,938	3,877
Transaction costs	1,863	1,141
Capitalized R&D	1,859	1,446
Accrued expenses	823	773
Credits and carryforwards	441	292
Pension and other employee benefits	554	384
Other, net	1,067	641
Deferred tax assets	34,203	27,183
Valuation allowance	(444)	(216)
Deferred tax assets, net of valuation allowance	33,759	26,967
Deferred tax liabilities:
Goodwill and intangible assets	(60,979)	(64,534)
Operating lease right-of-use assets	(14,681)	(10,609)
Property, plant and equipment	(7,462)	(7,725)
Repatriation reserve	(2,079)	(1,911)
Other, net	(1,270)	(1,796)
Deferred tax liabilities	(86,471)	(86,575)
Net deferred tax liabilities	$(52,712)	$(59,608)

As of March 31, 2025 we had immaterial valuation allowance related to capital loss carryforwards. During the year ended March 31, 2025, we released the valuation allowance related to foreign tax credits and recorded an additional valuation allowance related to loss carryforwards that we do not expect to be able to realize. During the year ended March 31, 2024, we utilized the remaining net operating loss carryforward and released the related valuation allowance.

A provision was made for taxes that may become payable upon distribution of earnings from our foreign subsidiaries. Deferred income tax has not been recognized on any remaining basis difference that is permanently invested outside the United States. The taxes associated with the remaining basis differences that are permanently reinvested are not practical to compute.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	March 31,
	2025	2024
Balance at beginning of year	$10,877	$11,784
Increases related to prior year tax positions	—	173
Decreases related to prior year tax positions	—	(31)
Decreases related to lapses of statute of limitations	(2,481)	(1,049)
Balance at end of year	$8,396	$10,877

During the year ended March 31, 2025, we released a reserve of $3.6 million, including accrued interest of $0.6 million and accrued penalty of $0.5 million, as a result of the lapse of statute for the 2019 and 2020 periods. We also recorded additional accrued interest of $1.2 million and accrued penalty of $0.2 millions on historical tax positions.

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

In connection with the Falcon Stainless, Inc. (“Falcon”) acquisition that closed in October 2022, the Company recognized a UTP of $3.0 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification provided by the seller to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, we recognized an initial tax indemnification asset of $3.0 million, which will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. During the three months ended December 31, 2024, as a result of the statue expiration, $0.9 million UTP was released and the related $0.9 million tax indemnification asset expired concurrently and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. During the three months ended December 31, 2023, as a result of the statute expiration, $1.0 million UTP was released and the related $1.0 million tax indemnification asset expired concurrently and was recognized as non-cash other expense on the statement of income. As of March 31, 2025, the UTP reserves and offsetting indemnification asset related to Falcon's pre-acquisition period were $1.8 million. The Falcon UTP reserves and offsetting indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition period.

In connection with the T.A. Industries, Inc. (“TRUaire”) acquisition that closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification provided by the seller to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years, we recognized a tax indemnification asset of $12.5 million, $5 million of which was released in the three months ended March 31, 2021. During the three months ended December 31, 2023, the remaining $7.5 million tax indemnification asset expired and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. During the three months ended December 31, 2024, $2.7 million of the UTP accrual (including penalties and interests accrued post-acquisition) was released due to the expiration of the tax statutes and was recorded as an income tax benefit. As of March 31, 2025, the UTP accrual related to TRUaire's pre-acquisition tax periods was $12.7 million and is expected to be released in the future as the statutes on the open tax years expire.

The Company expects $6.2 million of existing reserves for UTPs, including interest and penalties, to either be settled or expire within the next 12 months as the statutes of limitations expire. Our federal income tax returns remain subject to examination for the years ended March 31, 2024, 2023 and 2022. Our income tax returns for Falcon's pre-acquisition periods including calendar years 2022 (partial year), 2021, 2020 and 2019 remain subject to examinations. Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2017, 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA imposes a fifteen percent corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a one percent excise tax on net share repurchases after December 31, 2022. The excise tax on the share repurchase portion of the IRA did not have an impact on our results of operations or financial position for the year ended March 31, 2025. We do not expect the Corporate AMT, excise tax or other provisions of the IRA to have a material impact on our consolidated financial statements.

The Organization for Economic Cooperation and Development introduced a framework under Pillar Two, which includes a global minimum tax rate of 15% that applies to fiscal years starting on or after January 1, 2024, with certain remaining provisions to be effective in 2025. Certain jurisdictions in which we do business have enacted laws implementing Pillar Two. Based on our current forecast, we do not currently expect the Pillar Two rules to apply to the Company in the near term. We are monitoring these developments and do not believe these rules will have a material impact on our financial condition and/or consolidated results.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. RELATED PARTY TRANSACTIONS

We had no related party transactions in the three years ended March 31, 2025, 2024 and 2023.

17. CONTINGENCIES

From time to time, we are involved in various claims and legal actions which arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact on our business, consolidated financial position, results of operations or cash flows.

As of March 31, 2025, we were contingently liable in connection with a $1.3 million surety bond associated with our performance under an agreement with a logistics service provider. The letter of credit collateralizing this bond was issued under our Revolving Credit Facility and reduces the available borrowing capacity. The letter of credit will expire on November 11, 2025 and we have no plan to extend it. We have not recorded any liability for this contingency, as we believe the likelihood of having to perform under the letter of credit is remote.

18. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands).

	March 31,
	2025	2024
Currency translation adjustments:
Balance at beginning of period	$(10,137)	$(8,190)
Foreign currency translation adjustments	(1,883)	(1,947)
Balance at end of period	$(12,020)	$(10,137)
Interest rate swaps:
Balance at beginning of period	$1,111	$(114)
Unrealized gains (losses), net of taxes of $153 and $(639), respectively (a)	(577)	2,404
Reclassification of gains included in interest expense, net of taxes of $142 and $313, respectively	(534)	(1,179)
Other comprehensive income	(1,111)	1,225
Balance at end of period	$—	$1,111
Defined benefit plans:
Balance at beginning of period	$(100)	$(105)
Amortization of net loss, net of taxes of $2 and $(1), respectively (b)	(7)	2
Net gain arising during the year, net of taxes of $0 and $(1), respectively	—	3
Other comprehensive income	(7)	5
Balance at end of period	$(107)	$(100)
(a) Unrealized gain (loss) is reclassified to earnings as underlying cash interest settlements are made or received. As discussed in Note 10, the interest rate swap was terminated in September 2024. As such, no gain or loss is expected to be recognized over the next twelve months.
(b) Amortization of prior actuarial loss out of accumulated other comprehensive loss is included in the computation of net periodic pension expense. See Note 14 for additional information.

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

Build-to-order products are architecturally-specified building products generally sold into the construction industry. Revenue generated from sales of products under build-to-order transactions are currently reflected in the results of our Engineered Building Solutions segment. Occasionally, our built-to-order business lines enter into arrangements for the delivery of a customer-specified product and the provision of installation services. These orders are generally negotiated as a package and are commonly subject to retainage by the customer, which means the final 10% of the transaction price, when applicable, is not collectible until the overall construction project into which our products are incorporated is complete. The lead times for transfer to the customer can be up to 12 weeks. Revenue for goods is recognized at a point in time, but installation services are recognized over time as those services are performed, using an appropriate input measure, i.e. costs and labor hours incurred in relation to total estimates. Installation services represented approximately 2% of total consolidated revenue for the year ended March 31, 2025.

Book-and-ship products are sold across all of our end markets. Revenue generated from sales of products under book-and-ship transactions have historically been presented in the Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions segments. These sales are typically priced on a product-by-product basis using price lists provided to our customers. The lead times for transfer to the customer is usually one week or less as these items are generally built to stock. Revenue for products sold under these arrangements is recognized at a point in time.

Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Year Ended March 31, 2025
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$106,562	$106,562
Book-and-ship	609,706	147,476	14,557	771,739
Net revenues	$609,706	$147,476	$121,119	$878,301

	Year Ended March 31, 2024
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$99,760	$99,760
Book-and-ship	528,641	149,458	14,981	693,080
Net revenues	$528,641	$149,458	$114,741	$792,840

	Year Ended March 31, 2023
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$89,964	$89,964
Book-and-ship	506,634	147,301	14,005	667,940
Net revenues	$506,634	$147,301	$103,969	$757,904

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025, 2024 and 2023 accounts receivable balances, net of an allowance for credit losses, were $155.7 million, $142.7 million and $122.8 million, respectively. The following table summarizes the activity in the allowance for credit losses (in thousands):

	March 31, 2025	March 31, 2024
Balance at beginning of the year:	$908	$1,365
Reserve	1,408	814
Write offs, net of recoveries	(1,166)	(1,336)
Currency translation	(13)	65
Ending balance	$1,137	$908

Contract Balances

We receive payment from customers based on a contractual billing schedule and specific performance requirements as established in our contracts. We record billings as accounts receivable when an unconditional right to consideration exists. Contract liability represents our contractual billings in advance of revenue recognized for a contract and is included in accrued and other current liabilities in our consolidated balance sheets were as follows (in thousands):

	March 31, 2025	March 31, 2024
Balance at beginning of the year:	$548	$637
Revenue recognized	(436)	(607)
New contracts and revenue added to existing contracts	820	518
Ending balance	$932	$548

20. SEGMENTS

As described in Note 1, we conduct our operations through three reportable segments:
•Contractor Solutions
•Specialized Reliability Solutions and
•Engineered Building Solutions

The Eliminations and Other segment information is included to reconcile segment data to the consolidated financial statements and includes general expenses that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All expenses reported within the Elimination and Other segment are not included in our chief operating decision maker's ("CODM"") evaluation of the operating performance of the other reportable segments.

The Company's CODM is the Chief Executive Officer. The CODM primarily uses segment operating income in the annual budget and monthly forecast processes. The CODM considers actual-to-budget and actual-to-forecast variances on a monthly basis when making decisions about capital allocations across the three reportable segments.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the financial information of our reporting segments reconciled to the amounts reported in the consolidated financial statements (in thousands).

Year Ended March 31, 2025
(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$609,706	$147,476	$121,119	$878,301	$—	$878,301
Intersegment revenue	7,626	166	—	7,792	(7,792)	—
Cost of revenues	326,611	93,941	72,229	492,781	(7,792)	484,989
Selling, general, and administrative expenses	124,828	31,028	29,703	185,559	26,505	212,064
Operating income	165,893	22,673	19,187	207,753	(26,505)	181,248
Depreciation and amortization	34,666	5,553	1,826	42,045	177	42,222
Capital expenditures	12,667	2,453	1,040	16,160	106	16,266
In the fiscal quarter ended March 31, 2025, we recorded a $2.1 million increase in fair value of contingent consideration liability related to the PSP acquisition, included in selling, general and administrative expenses, for our Contractor Solutions segment.

Year Ended March 31, 2024
(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$528,641	$149,458	$114,741	$792,840	$—	$792,840
Intersegment revenue	7,853	155	—	8,008	(8,008)	—
Cost of revenues	286,203	95,894	68,006	450,103	(8,008)	442,095
Selling, general, and administrative expenses	108,254	31,453	28,031	167,738	23,889	191,627
Operating income	142,037	22,266	18,704	183,007	(23,889)	159,118
Depreciation and amortization	30,231	6,074	1,812	38,117	173	38,290
Capital expenditures	8,754	5,602	2,146	16,502	73	16,575
In the fiscal quarter ended March 31, 2024, we recorded a $1.5 million impairment relating to a trademark, included in selling, general and administrative expenses under depreciation and amortization, for our Contractor Solutions segment.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended March 31, 2023
(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$506,634	$147,301	$103,969	$757,904	$—	$757,904
Intersegment revenue	7,142	145	—	7,287	(7,287)	—
Cost of revenues	287,801	95,573	63,603	446,977	(7,287)	439,690
Selling, general, and administrative expenses	99,772	31,697	27,477	158,946	20,202	179,148
Operating income	126,203	20,176	12,889	159,268	(20,202)	139,066
Depreciation and amortization	26,951	6,035	1,771	34,757	200	34,957
Capital expenditures	6,545	6,877	449	13,871	80	13,951

TOTAL ASSETS
(Amounts in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
March 31, 2025	$941,087	$145,663	$81,347	$1,168,097	$210,968	$1,379,065
March 31, 2024	806,261	139,968	81,256	1,027,485	15,841	1,043,326
March 31, 2023	823,750	136,248	71,429	1,031,427	12,026	1,043,453

Geographic information – We attribute revenues to different geographic areas based on the destination of the product or service delivery. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes. No individual country, except for the U.S., accounted for more than 10% of consolidated net revenues or total long-lived assets.

Revenues and long-lived assets by geographic area are as follows (in thousands, except percent data):

	Year Ended March 31,
	2025		2024		2023
U.S.	$771,018	87.8%	$703,282	88.7%	$678,126	89.5%
Non-U.S. (a)	107,283	12.2%	89,558	11.3%	79,778	10.5%
Revenues, net	$878,301	100.0%	$792,840	100.0%	$757,904	100.0%
(a) No individual country within this group represents 10% or more of consolidated totals for any period presented.

	As of March 31,
	2025		2024		2023
U.S.	$748,303	95.2%	$672,887	94.5%	$679,731	94.4%
Non-U.S.	37,901	4.8%	39,030	5.5%	40,665	5.6%
Long-lived assets (a)	$786,204	100.0%	$711,918	100.0%	$720,396	100.0%
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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. SUBSEQUENT EVENTS

On May 2, 2025, the Company entered into a Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto. The Third Amended and Restated Credit Agreement renewed the Company’s existing Revolving Credit Facility, which refreshed the term for five years and increased the commitment to $700.0 million. Refer to Note 8 for additional information.

On May 1, 2025, the Company completed the previously-announced acquisition of Aspen Manufacturing. In accordance with the terms of the acquisition agreements, we paid an aggregate purchase price of approximately $330.4 million, including cash consideration, estimated working capital true-up payment and cash acquired, which was funded with a combination of cash on hand and borrowings under our existing Revolving Credit Facility, as defined in Note 8. As of the date these financial statements were issued, the initial accounting for the acquisition, including the preliminary purchase price allocation, which will require a valuation as of the acquisition date, is incomplete. As such, certain required disclosures, including the fair value of assets acquired and liabilities assumed, have not been provided. We expect to complete the preliminary purchase price allocations relating to this acquisition in the first quarter of fiscal year 2026.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2025, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025 as required by Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of March 31, 2025, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with guidance issued by the SEC, recently acquired businesses may be excluded from management's assessment of the effectiveness of the Company's internal control over financial reporting in the year of acquisition. Accordingly, management excluded PF WaterWorks and PSP from management's assessment of the effectiveness of the Company's internal control over financial reporting from the August 1, 2024 and November 4, 2024 acquisition dates, respectively, which excluded total assets and total net revenues representing approximately 8% and 3%, respectively, of the Company's related consolidated financial statement amounts as of and for the year ended March 31, 2025. Based on this assessment, our management has concluded that as of March 31, 2025, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2025, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2025, and our report dated May 22, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the operations of PSP Products and PF Waterworks, whose financial statements reflect total assets and net revenues constituting 8% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2025. As indicated in Management’s Report on Internal Control over Financial Reporting, the assets of PSP Products, Inc. and PF Waterworks, L.P. were acquired during the fiscal year ended March 31, 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the operations of PSP Products and PF Waterworks.

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
May 22, 2025

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2025.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2025.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2025.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2025.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2025.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	43
CSW Industrials, Inc. Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2025 and 2024	45
For each of the three years in the period ended March 31, 2025:
Consolidated Statements of Operations	46
Consolidated Statements of Comprehensive Income	47
Consolidated Statements of Equity	48
Consolidated Statements of Cash Flows	49
Notes to Consolidated Financial Statements	50
(2) Financial Statement Schedules
None.
(3) Exhibits

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
2.1
Agreement and Plan of Merger, dated March 17, 2025, by and among RectorSeal, LLC, RS Acquisition Sub, LLC, Aspen Manufacturing, LLC and Michael Kutsch as Holder Representative. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 18, 2025)

3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2018)
3.2	Amended and Restated Bylaws of the Company, adopted and effective August 14, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2018)
4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on May 20, 2020)

10.1
Second Amended and Restated Credit Agreement, dated May 18, 2021, by and among CSW Industrials Holdings, LLC, CSW Industrials, Inc., the other Loan Parties party thereto, the other lenders party thereto, and JPMorgan Chase Bank, N.A., individually and in its capacity as the Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 4, 2021)

10.2
Incremental Assumption Agreement No. 1 and Amendment No. 2 to the Second Credit Agreement, by and among the Company, the Borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank, and each other lender and issuing bank party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2022).

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

10.6	CSW Industrials, Inc. 2024 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement dated July 1, 2024)+
10.7	Form of Employee Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on January 30, 2025)+
10.8	Form of Employee Time Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on January 30, 2025)+
10.9	Form of Employee Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on January 30, 2025) +
10.10	Form of Non-Employee Director Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on January 30, 2025)+

EXHIBIT NUMBER	DESCRIPTION
10.11	CSW Industrials, Inc. Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016) +
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on May 23, 2024)
21.1*	List of subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on May 23, 2024)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Management contracts and compensatory plans required to be filed as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 22, 2025	CSW INDUSTRIALS, INC.

	By:	/s/ Joseph B. Armes
Joseph B. Armes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph B. Armes	Chief Executive Officer	May 22, 2025
Joseph B. Armes	(Principal Executive Officer)

/s/ James E. Perry	Chief Financial Officer	May 22, 2025
James E. Perry	(Principal Financial and Accounting Officer)

/s/ Darron Ash	Director	May 22, 2025
Darron Ash

/s/ Michael R. Gambrell	Director	May 22, 2025
Michael R. Gambrell

/s/ Bobby Griffin	Director	May 22, 2025
Bobby Griffin

/s/ Terry L. Johnston	Director	May 22, 2025
Terry L. Johnston

/s/ Linda A. Livingstone	Director	May 22, 2025
Linda A. Livingstone, Ph.D.

/s/ Anne B. Motsenbocker	Director	May 22, 2025
Anne B. Motsenbocker

/s/ Robert M. Swartz	Director	May 22, 2025
Robert M. Swartz

/s/ J. Kent Sweezey	Director	May 22, 2025
J. Kent Sweezey