Form 10-Q
period 2025-06-30
CSW INDUSTRIALS, INC.
filed 2025-07-31
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 001-37454

CSW INDUSTRIALS, INC. (Exact name of registrant as specified in its charter)

Delaware	47-2266942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 Lyndon B. Johnson Freeway, Suite 500, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
(214) 884-3777
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CSW	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 25, 2025, there were 16,802,468 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands, except per share amounts)	2025	2024
Revenues, net	$263,646	$226,177
Cost of revenues	(148,204)	(118,756)
Gross profit	115,442	107,421
Selling, general and administrative expenses	(60,566)	(52,361)
Operating income	54,876	55,060
Interest expense, net	(1,022)	(2,520)
Other income, net	528	260
Income before income taxes	54,382	52,800
Provision for income taxes	(13,211)	(13,950)
Net income	41,171	38,850
Less: Income attributable to redeemable noncontrolling interest	(246)	(259)
Net income attributable to CSW Industrials, Inc.	$40,925	$38,591

Net income per share attributable to CSW Industrials, Inc.
Basic	$2.43	$2.48
Diluted	$2.43	$2.47

Weighted average number of shares outstanding:
Basic	16,808	15,534
Diluted	16,863	15,596

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024
Net income	$41,171	$38,850
Other comprehensive income (loss):
Foreign currency translation adjustments	1,382	(887)
Cash flow hedging activity, net of taxes of $0 and $(16), respectively	—	62
Pension and other postretirement effects, net of taxes of $(1) and $0, respectively	2	—
Other comprehensive income (loss)	1,384	(825)
Comprehensive income	$42,555	$38,025
Less: Comprehensive income attributable to redeemable noncontrolling interest	(246)	(259)
Comprehensive income attributable to CSW Industrials, Inc.	$42,309	$37,766

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except for per share amounts)	June 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$37,990	$225,845
Accounts receivable, net of allowance for expected credit losses of $869 and $1,137, respectively	179,409	155,651
Inventories, net	217,671	194,876
Prepaid expenses and other current assets	15,962	16,489
Total current assets	451,032	592,861
Property, plant and equipment, net of accumulated depreciation of $117,394 and $113,219, respectively	99,742	93,415
Goodwill	365,412	264,092
Intangible assets, net	536,418	357,910
Other assets	83,315	70,787
Total assets	$1,535,919	$1,379,065

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64,560	$54,767
Accrued and other current liabilities	93,336	92,435
Total current liabilities	157,896	147,202
Long-term debt	95,000	—
Retirement benefits payable	1,072	1,083
Other long-term liabilities	151,690	138,347
Total liabilities	405,658	286,632
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	20,433	20,187
Equity:
Common shares, $0.01 par value	178	177
Shares authorized – 50,000
Shares issued – 17,849 and 17,810, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	509,100	501,286
Treasury shares, at cost (1,042 and 1,027 shares, respectively)	(130,111)	(122,125)
Retained earnings	741,404	705,035
Accumulated other comprehensive loss	(10,743)	(12,127)
Total equity	1,109,828	1,072,246
Total liabilities, redeemable noncontrolling interest and equity	$1,535,919	$1,379,065
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2025	$177	$(122,125)	$501,286	$705,035	$(12,127)	$1,072,246
Share-based compensation	—	—	4,037	—	—	4,037
Stock activity under stock plans	1	(4,429)		—	—	(4,428)
Reissuance of treasury shares	—	1,105	3,754	—	—	4,859
Repurchase of common shares	—	(4,662)	—	—	—	(4,662)
Net income	—	—	—	40,925	—	40,925
Dividends	—	—	23	(4,556)	—	(4,533)
Other comprehensive income, net of tax	—	—	—		1,384	1,384
Balance at June 30, 2025	$178	$(130,111)	$509,100	$741,404	$(10,743)	$1,109,828

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	$164	$(95,643)	$137,253	$583,075	$(9,126)	$615,723
Share-based compensation	—	—	3,746	—	—	3,746
Stock activity under stock plans	—	(3,313)	—	—	—	(3,313)
Reissuance of treasury shares	—	1,211	2,948	—	—	4,159
Repurchase of common shares	—	(4,661)	—	—	—	(4,661)
Net income	—	—	—	38,591	—	38,591
Dividends	—	—	23	(3,285)	—	(3,262)
Other comprehensive loss, net of tax	—	—	—	—	(825)	(825)
Balance at June 30, 2024	$164	$(102,406)	$143,970	$618,381	$(9,951)	$650,158

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024
Cash flows from operating activities:
Net income	$41,171	$38,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,929	3,622
Amortization of acquisition-related intangible assets & inventory step-up	9,411	6,312
Amortization of deferred financing fees	322	191
Provision for inventory reserves	242	517
Provision for credit losses	72	378
Share-based compensation	4,037	3,746
Net gain on disposals of property, plant and equipment	—	(13)
Net pension benefit	17	16
Net deferred taxes	790	2,084
Changes in operating assets and liabilities:
Accounts receivable	(7,788)	(998)
Inventories	7,641	(6,766)
Prepaid expenses and other current assets	656	3,438
Other assets	43	28
Accounts payable and other current liabilities	6	10,923
Retirement benefits payable and other liabilities	92	327
Net cash provided by operating activities	60,641	62,655
Cash flows from investing activities:
Capital expenditures	(2,904)	(3,101)
Proceeds from sale of assets	—	13
Cash paid for investments	—	(500)
Cash paid for acquisitions, net of cash received	(323,814)	(50)
Proceeds from acquisitions' true-up	—	470
Net cash used in investing activities	(326,718)	(3,168)
Cash flows from financing activities:
Borrowings on line of credit	135,000	7,723
Repayments of line of credit	(40,000)	(58,723)
Payments of deferred loan costs	(2,835)	—
Purchase of treasury shares	(9,091)	(7,891)
Payments of contingent consideration	(113)	(113)
Dividends	(4,537)	(3,262)
Net cash provided by (used in) financing activities	78,424	(62,266)
Effect of exchange rate changes on cash and equivalents	(202)	(525)
Net change in cash and cash equivalents	(187,855)	(3,304)
Cash and cash equivalents, beginning of period	225,845	22,156
Cash and cash equivalents, end of period	$37,990	$18,852

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (the “Company,” “CSW,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), plumbing products, grilles, registers and diffusers (“GRD”), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, electrical, general industrial, energy, rail transportation and mining. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Aspen ManufacturingTM, Balco®, Cover Guard®, Deacon®, Dust Free®, Falcon Stainless®, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, PF WaterWorksTM, PSP ProductsTM, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

As of the date of this report, there continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of potential trade policies including tariffs. Since February 2025, the current United States presidential administration has imposed or threatened to impose tariffs in various jurisdictions. In April 2025, the President of the United States issued an executive order to regulate imports by imposing reciprocal country specific tariffs on multiple nations around the world, including Vietnam and China, which are relevant to our business due to our manufacturing presence in Vietnam and our use of third-party manufacturing in China. A further executive order issued in April 2025 paused the implementation of the country specific tariffs on Vietnam and many other countries for 90 days, maintaining a 10% global baseline tariff, while the United States works with its trade partners to negotiate new trade agreements. In July 2025, the implementation of reciprocal tariff increases was delayed until August 1, 2025. In addition, the President of the United States indicated potential increase in the baseline reciprocal tariff rate and additional potential increases on steel, aluminum and copper. Significant tariffs remain in effect between the U.S. and China as well as other foreign jurisdictions relevant to our business. The current situation is dynamic, and it is unknown if the United States and its trade partners will reach an agreement to further pause, reduce or eliminate the pending tariffs. Should these tariffs be enacted they could have a material impact on our future net revenue, cost of revenue, net income and cash flow. The ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated, as well as our ability to mitigate their impact, where we continue to actively assess and implement mitigation options.

On June 9, 2025, we transferred the listing of our common stock from the Nasdaq Global Select Market to the New York Stock Exchange. Our common stock now trades on the New York Stock Exchange under the stock symbol “CSW”.

Basis of Presentation

The consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSW and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our non-controlling 50% investment in a variable interest entity (“VIE”) for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSW’s financial position as of June 30, 2025, and the results of operations for the three month periods ended June 30, 2025 and 2024. All adjustments are of a normal, recurring nature.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CSW’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”).

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

2. ACQUISITIONS

Aspen Manufacturing, LLC

On May 1, 2025, we acquired 100% of the equity interests of Aspen Manufacturing, LLC (“Aspen Manufacturing”), based in Humble, Texas, for a preliminary aggregate purchase price of $325.9 million (including $2.3 million cash acquired), comprised of cash consideration of $313.5 million and an estimated working capital adjustment of $12.4 million. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 7). Aspen Manufacturing is one of the largest independent evaporator coil and air handler manufacturers for the HVAC/R industry and is recognized as a leader in product quality and indoor comfort. Aspen Manufacturing’s current product suite includes a vast range of high-quality residential and light commercial evaporator coils, blowers, and air handling units for single-family, multi-family, and manufactured homes.

The Aspen Manufacturing acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). Pursuant to Topic 805, the Company allocated the Aspen Manufacturing purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, May 1, 2025. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluation of the facts and circumstances available of May 1, 2025, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, is ongoing. The primary areas of preliminary purchase accounting price allocation subject to changes relate to the valuation of working capitals, income tax contingency and related indemnification asset, value of property, plant and equipment and the assumptions used in the valuation model. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the Company's best initial estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Initial Estimated Fair Value
Cash	$2,289
Accounts Receivable	15,253
Inventory	30,851
Other Current Assets	150
Property, Plant and Equipment	7,916
Trade Name (indefinite life)	22,000
Customer Lists (useful life of 15 years)	165,000
Right-Of-Use Assets	11,855
Long-Term Indemnity Asset	400
Accounts Payable	(5,459)
Accrued and Other Current Liabilities	(8,943)
Lease Liabilities - Short-Term	(1,019)
Lease Liabilities - Long-Term	(10,836)
Contingency Reserve	(400)
Other Long-Term Liabilities	(3,600)
Estimated fair value of net assets acquired	225,457
Goodwill	100,421
Total Purchase Price	$325,878

Goodwill of $100.4 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC/R end market. The goodwill recorded as part of this acquisition is included in the Contractor Solutions segment. The goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes.

Aspen Manufacturing generated net revenue of $30.8 million and a net income before income taxes of $5.5 million for the period from the acquisition date to June 30, 2025. Aspen Manufacturing activity is currently included in our Contractor Solutions segment. During the year ended March 31, 2025, the Company incurred $1.1 million of transaction expenses in connection with the Aspen Manufacturing acquisition. During the three months ended June 30, 2025, the Company incurred $0.2 million of transaction expenses in connection with the Aspen Manufacturing acquisition. Transaction expenses are included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solutions segment.

Pursuant to Topic 805, unaudited supplemental proforma results of operations for the three months ended June 30, 2025 and 2024, as if the acquisition of Aspen Manufacturing had occurred on April 1, 2024, are presented below (in thousands, except per share amounts):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Revenues, net	$274,089	$261,215
Net income attributable to CSW Industrials, Inc.	40,736	40,070

Net income per share attributable to CSW Industrials, Inc.
Basic	$2.42	$2.58
Diluted	2.42	2.57

These proforma results do not present financial results that would have been realized had the acquisition occurred on April 1, 2024, nor are they intended to be a projection of future results. The unaudited proforma results include certain proforma adjustments to net income that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2024, including the following:

•Additional amortization expense of $0.9 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively, that would have been recognized as a result of the allocation of purchase consideration to customer lists subject to amortization;
•Additional amortization expense of $0 and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, that would have been recognized as a result of the allocation of purchase consideration to acquisition inventory step-up;
•Additional depreciation expense of $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, that would have been recognized as a result of the fair value step-up of the property, plant and equipment;
•Transactions expenses of $0 and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, that would have been recognized by the Company related to the acquisition;
•Estimated additional interest expense of $0.6 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, as a result of incurring additional borrowing; and
•Income tax effect of the proforma adjustments calculated using a blended statutory income tax rate of 25.0% of $0.4 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively.

PF WaterWorks, L.P.

On November 4, 2024, we acquired the assets of PF WaterWorks, L.P. (“PF WaterWorks”), based in Houston, Texas for an aggregate purchase price of $45.8 million, comprised of cash considerations of $40.0 million, an estimated working capital true-up adjustment of $2.6 million and contingent considerations initially measured at $3.2 million based on PF WaterWorks meeting defined financial targets over a period of 3.2 years. The cash consideration was funded with cash on hand. PF WaterWorks offers innovative, eco-friendly drain management solutions that expand upon, and are complimentary to, our existing plumbing product portfolio. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $3.2 million, which was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations. During the year ended March 31, 2025, we incurred $1.4 million in transaction expenses in connection with the PF WaterWorks acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment. During the three months ended June 30, 2025, no transaction expenses were incurred in connection with the PF WaterWorks acquisition.

The PF WaterWorks acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $10.4 million allocated to goodwill, which represents the value expected to be obtained from owning products that are expanding our existing plumbing offerings and provide additional drain management solutions to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($26.2 million), trade name ($3.1 million), patent ($0.6 million), accounts receivable ($1.6 million), inventory ($4.2 million), other current assets ($0.2 million), equipment ($0.1 million) and other assets ($0.4 million), net of current liabilities ($0.9 million) and other liabilities ($0.1 million). Customer lists and patent are being amortized over 15 years and 5 years, respectively, while the trade name and goodwill are not being amortized.  The Company’s evaluation of the facts and circumstances available as of November 4, 2024 to assign fair values to assets acquired is ongoing. The primary area of preliminary purchase price allocation subject to change relates to the valuation of working capital, value of property, plant and equipment and residual goodwill. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. PF WaterWorks activity has been included in our Contractor Solutions segment since the acquisition date.

The disclosure of PF WaterWorks' post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

PSP Products, Inc.

On August 1, 2024, we acquired the assets of PSP Products, Inc. (“PSP Products”), based in Manassas, Virginia for an aggregate purchase price of $51.3 million, comprised of cash consideration of $32.5 million, a working capital true-up adjustment of $7.0 million and contingent considerations initially measured at $11.8 million based on PSP Products meeting defined operational and financial targets over a period of 2.5 years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility, as defined in Note 7. PSP Products offers a family of superior surge protection and load management products to our existing HVAC/R offerings. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $11.8 million, of which $4.8 million was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations and $7.0 million was determined using a scenario-based analysis on forecasted future results. During the quarter ended March 31, 2025, we increased the fair value of the contingent consideration liability related to the PSP Products acquisition due to the better than expected performance and recognized a $2.1 million expense recorded in general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment. During the year ended March 31, 2025, we incurred less than $0.5 million in transaction expenses in connection with the PSP Products acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment. During the three months ended June 30, 2025, no transaction expenses were incurred in connection with the PSP Products acquisition.

The PSP Products acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $7.3 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R offerings and provide additional electrical offerings to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($30.0 million), trade name ($2.4 million), accounts receivable ($4.4 million), inventory ($8.9 million), other current asset ($0.3 million), equipment ($0.3 million) and other assets ($0.7 million), net of current liabilities ($2.7 million) and other liabilities ($0.3 million). Customer lists are being amortized over 15 years while the trade name and goodwill are not being amortized.  The Company’s evaluation of the facts and circumstances available as of August 1, 2024, to assign fair values to assets acquired is ongoing. The primary area of preliminary purchase price allocation subject to change relates to the valuation of working capital, value of property, plant and equipment and residual goodwill. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. PSP Products activity has been included in our Contractor Solutions segment since the acquisition date.

The disclosure of PSP Product's post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

3. CONSOLIDATION OF VARIABLE INTEREST ENTITY AND REDEEMABLE NONCONTROLLING INTEREST

Whitmore Joint Venture

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSW, completed the formation of the joint venture (the “Whitmore JV”) with Pennzoil-Quaker State Company dba SOPUS Products, a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business.

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

	June 30, 2025	March 31, 2025
Cash	$7,812	$9,591
Accounts receivable, net	7,823	8,407
Inventories, net	4,928	4,823
Prepaid expenses and other current assets	485	254
Property, plant and equipment, net	13,544	13,452
Intangible assets, net	4,656	4,859
Other assets	907	598
Total assets	$40,155	$41,983

Accounts payable	$5,258	$7,755
Accrued and other current liabilities	1,513	1,605
Other long-term liabilities	675	414
Total liabilities	$7,446	$9,774

During the three months ended June 30, 2025, the Whitmore JV generated net income of $0.5 million.

The Whitmore JV’s LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV’s net assets. This put option can be exercised, at either member’s discretion, by providing written notice to the other member during the month of July 2024 and every two years thereafter. No put option was provided in July 2024. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the three-month period ended June 30, 2025 were as follows (in thousands):

	June 30, 2025	June 30, 2024
Balance at beginning of the year	$20,187	$19,355
Net income attributable to redeemable noncontrolling interest	246	259
Ending balance	$20,433	$19,614

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2025	March 31, 2025
Raw materials and supplies	$82,042	$54,761
Work in process	6,632	5,969
Finished goods	138,955	144,897
Total inventories	227,629	205,627
Less: Obsolescence reserve	(9,958)	(10,751)
Inventories, net	$217,671	$194,876

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of June 30, 2025 and March 31, 2025 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at March 31, 2025	$230,880	$9,437	$23,775	$264,092
Aspen Manufacturing acquisition	100,421	—	—	100,421
PF WaterWorks acquisition	168	—	—	168
Currency translation	40	222	469	731
Balance at June 30, 2025	$331,509	$9,659	$24,244	$365,412

The following table provides information about our intangible assets (in thousands, except years):

		June 30, 2025		March 31, 2025
	Weighted Avg Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	10	$17,786	$(10,471)	$17,784	$(10,189)
Customer lists and amortized trademarks	15	568,451	(136,311)	402,765	(127,551)
Non-compete agreements	6	1,000	(683)	1,000	(639)
Other	10	6,276	(3,266)	6,277	(3,141)
		$593,513	$(150,731)	$427,826	$(141,520)
Trade names and trademarks not being amortized:		$93,636	$—	$71,604	$—

Amortization expenses for the three months ended June 30, 2025 and 2024 were $8.7 million and $5.5 million, respectively. The following table shows the estimated future amortization for intangible assets, as of June 30, 2025, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2026	$28,725
2027	37,104
2028	36,712
2029	36,636
2030	36,570
Thereafter	267,035
Total	$442,782

6. SHARE-BASED COMPENSATION

Prior to September 17, 2024, we maintained the shareholder-approved 2015 Equity and Incentive Compensation Plan (the “2015 Plan”), which provided for the issuance of up to 1,230,000 shares of CSW common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. On August 15, 2024, our shareholders approved the 2024 Equity and Incentive Compensation Plan (the “2024 Plan”) and on September 17, 2024, we registered the offering of shares under the 2024 Plan on a Registration Statement on Form S-8 (the “2024 Plan Registration”). Following the 2024 Plan Registration, no awards have been or will be granted under the 2015 Plan, and the 2015 Plan’s remaining share reserve for new awards was cancelled. Any awards granted under the 2015 Plan prior to the 2024 Plan Registration remain outstanding and vest in accordance with their original terms and conditions.

The 2024 Plan provides for the issuance of up to 850,000 shares of CSW common stock (less any shares granted pursuant to awards under the 2015 Plan prior to the 2024 Plan Registration) through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of June 30, 2025, and due to awards granted under the 2015 Plan prior to the 2024 Plan Registration, as well as new grant activity under the 2024 Plan, 810,265 shares were reserved and available for issuance under the 2024 Plan.

We recorded share-based compensation expense as follows for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	2025	2024
Share-based compensation expense	$4,037	$3,746
Related income tax benefit (a)	(1,009)	(937)
Net share-based compensation expense	$3,028	$2,809
(a) Income tax benefit is estimated using the statutory rate.

Restricted share activity was as follows:

	Three Months Ended June 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2025:	194,149	$203.62
Granted (a)	37,217	424.97
Vested (a)	(40,164)	157.50
Canceled	(2,283)	252.41
Outstanding at June 30, 2025	188,919	$228.01
(a) Including incremental shares delivered to grant recipients as a result of performance-based awards vesting in excess of target (100%).

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of June 30, 2025 and 2024 included 82,146 and 96,509 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 16,982 and 18,962 awards with performance-based vesting provisions during the three months ended June 30, 2025 and 2024, respectively, with a vesting range of 0%-200%.

At June 30, 2025, we had unrecognized compensation cost related to unvested restricted shares of $22.5 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.0 years. The total fair value of restricted shares granted during the three months ended June 30, 2025 and 2024 was $7.3 million and $6.3 million, respectively. The total fair value of restricted shares vested during the three months ended June 30, 2025 and 2024 was $11.8 million and $9.0 million, respectively.

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2025	March 31, 2025
Revolving Credit Facility, interest rate of 5.57% (a) and 0.00% (b)	$95,000	$—
(a) Represents the interest rate effective on June 30, 2025.
(b) Interest rate effective on March 31, 2025 was not applicable due to there being no outstanding balance under the Revolving Credit Facility.

Revolving Credit Facility

As discussed in Note 8 to our consolidated financial statements included in our Annual Report, prior to May 2025, we maintained a $500.0 million revolving credit facility that contained a $25.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans, with an additional $50 million accordion feature (the “Second Amendment”). The credit facility was scheduled to mature on May 18, 2026. Borrowings under the Second Amendment bore interest at either base rate plus between 0.25% to 1.5% or SOFR rate plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate was described in the Second Amendment as the highest of (i) the Federal funds effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month SOFR rate plus 1.00%. We paid a commitment fee between 0.15% to 0.4% based on the Company’s leverage ratio for the unutilized portion of this facility. Interest and commitment fees were payable at least quarterly and the outstanding principal balance was due at the maturity date. The Second Amendment was secured by a first priority lien on all tangible and intangible assets and stock issued by the Company and its domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

On May 2, 2025, we entered into a Third Amended and Restated Credit Agreement (the “Third Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent, and the lenders, issuing banks and swingline lender party thereto. The Third Credit Agreement provides for a $700.0 million revolving credit facility that contains a $30.0 million sublimit for the issuance of letters of credit, a $15.0 million sublimit for swingline loans and an additional accordion feature of $250 million. The Third Credit Agreement is scheduled to mature on May 2, 2030. The Company incurred a total of $2.8 million in financing fees, including underwriting fees, which will be amortized over the life of the Third Credit Agreement. Borrowings under the Third Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or the adjusted term SOFR rate plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Third Credit Agreement as the highest of (i) the Federal Reserve Bank of New York effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month adjusted term SOFR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable monthly and quarterly, respectively, and the outstanding principal balance is due at the maturity date. The Third Credit Agreement is secured by a first priority lien on substantially all tangible and intangible assets and stock issued by the Company and its material domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

During the three months ended June 30, 2025, we borrowed $135.0 million and repaid $40.0 million under the Revolving Credit Facility. As of June 30, 2025 and March 31, 2025, we had $95.0 million and $0.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the Revolving Credit Facility of $603.7 million and $498.7 million, respectively, net of credit utilization. The financial covenants contained in the Third Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Third Credit Agreement. The Third Credit Agreement also requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00, the calculations and terms of which are defined in the Third Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of June 30, 2025.

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

	Three Months Ended June 30,
(in thousands)	2025	2024
Components of Operating Lease Expense
Operating lease expense (a)	$3,939	$3,037
Short-term lease expense	227	219
Total operating lease expense	$4,166	$3,256
(a) Included in cost of revenues and selling, general and administrative expenses

(in thousands)	June 30, 2025	March 31, 2025
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$71,729	$62,061

Short-term lease liabilities (c)	$12,562	$11,244
Long-term lease liabilities (c)	66,417	58,120
Total operating lease liabilities	$78,979	$69,364
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Three Months Ended June 30,
(in thousands)	2025	2024
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$3,993	$3,130
Right-of-use assets obtained in exchange for new operating lease liabilities	604	19,780
(a) Included in our Consolidated Statements of Cash Flows under operating activities in net income and accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	7.05	7.94
Weighted average discount rate	5.7%	4.8%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2026 (excluding the three months ended June 30, 2025)	$12,438
2027	15,585
2028	14,057
2029	12,584
2030	11,026
Thereafter	31,780
Total lease liabilities	97,470
Less: Imputed interest	(18,491)
Present value of lease liabilities	$78,979

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

From time to time, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt.

On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million of borrowings under our Revolving Credit Facility. This interest rate swap fixed the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our Revolving Credit Facility and was scheduled to expire on May 18, 2026. In September 2024, upon the payoff of the outstanding Revolving Credit Facility balance, we terminated the interest rate swap and incurred a cash payment of $0.4 million, which was reported in our Consolidated Statements of Income in interest expense, net. As of June 30, 2025 and 2024, we had $0.0 million and $100.0 million, respectively, of notional amount outstanding designated as an interest rate swap with third parties.

The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	June 30, 2025	June 30, 2024
Current derivative asset	$—	$1,197
Non-current derivative asset	—	288

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three months ended June 30, 2025 and 2024 (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2025	2024
Net income	$41,171	$38,850
Less: Net income attributable to redeemable noncontrolling interest	(246)	(259)
Net income attributable to CSW Industrials, Inc.	$40,925	$38,591

Weighted average shares:
Common stock	16,722	15,432
Participating securities	86	102
Denominator for basic earnings per common share	16,808	15,534
Potentially dilutive securities	55	62
Denominator for diluted earnings per common share	16,863	15,596

Net income per share attributable to CSW Industrials, Inc.:
Basic	$2.43	$2.48
Diluted	$2.43	$2.47

11. SHAREHOLDERS' EQUITY

Common Stock

	June 30, 2025		June 30, 2024
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance at beginning of the year	17,809,590	1,026,941	16,465,776	952,394
Vesting of performance shares and restricted stock units	40,162	14,966	39,064	14,283
Reissuance of treasury shares	—	(15,539)	—	(17,186)
Restricted stock awards activities	(1,114)	—	(798)	—
Share repurchases	—	15,539	—	18,792
Ending balance	17,848,638	1,041,907	16,504,042	968,283

Equity Offering

In September 2024, the Company completed a follow-on equity offering ("Equity Offering"), pursuant to which we issued and sold a total of 1,265,000 shares of our common stock to the public, including shares issued pursuant to the underwriters' full exercise of their over-allotment option, at an offering a price of $285 per share. We received proceeds of $347.4 million, net of underwriting fees and discounts and expenses incurred directly related to the Equity Offering. We used a portion of the proceeds to pay off the outstanding balance of our Revolving Credit Facility at the time of the Equity Offering, and used the remainder of the proceeds for general corporate purposes, including the acquisitions of PF WaterWorks and Aspen Manufacturing, as discussed in Note 2.

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

Under the current $200.0 million repurchase program, a total of 15,539 shares were repurchased during the three months ended June 30, 2025 for $4.7 million. Under the prior $100.0 million repurchase program, 18,792 shares were repurchased during the three months ended June 30, 2024 for $4.7 million.

In connection with the vesting of share awards, 14,966 and 14,283 shares for $4.4 million and $3.3 million, respectively, were tendered by employees to satisfy minimum tax withholding requirements during the three months ended June 30, 2025 and 2024, respectively.

Dividends

On April 14, 2024, we announced a quarterly dividend increase to a rate of $0.21 per share, which was subsequently increased to a rate of $0.24 per share on October 11, 2024. On April 15, 2025, we announced another quarterly dividend increase to a rate of $0.27 per share. Total dividends of $4.5 million and $3.3 million were paid during the three months ended June 30, 2025 and 2024, respectively.

On July 11, 2025, we announced a quarterly dividend of $0.27 per share payable on August 8, 2025 to shareholders of record as of July 25, 2025. Any future dividends at the existing $0.27 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, net and accounts payable approximate their fair values at June 30, 2025 and March 31, 2025 due to their short-term nature. Cash equivalents generally consist of money market funds invested with a reputable and highly diversified global bank in instruments issued or guaranteed by the U.S. Treasury. The fair value of these cash equivalents is based on quoted market price, which is a Level I input. The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at variable rates. The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level II inputs.

The long-term investments with no readily determinable fair value are measured using the alternative for fair value and the investment's carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. As of June 30, 2025 and March 31, 2025, the long-term investments reported in the balance sheets were $2.5 million and $2.5 million, respectively.

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

The fair value of the contingent consideration liability related to acquisitions is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value. The increases or decreases in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. As of June 30, 2025 and March 31, 2025, the contingent consideration liability reported in the balance sheets was $24.4 million and $24.4 million, respectively.

The following table presents the fair values of the Company's assets and liabilities measured on a recurring basis:

	June 30, 2025		March 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Unobservable Inputs (Level III )
Acquisition-related contingent consideration liabilities	24,385	24,385	24,385	24,385

The following table presents the changes in the estimated fair values of the Company's contingent consideration liabilities measured using significant unobservable inputs (Level 3):

(in thousands)	June 30, 2025	March 31, 2025
Balance at beginning of the year:	$24,385	$7,445
Cash payments	—	(160)
Change in fair value of contingent consideration liabilities	—	2,100
Additions	—	15,000
Ending balance	$24,385	$24,385

13. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending, whether individually or in the aggregate, that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

As of June 30, 2025, we were contingently liable in connection with a $1.3 million surety bond associated with our performance under an agreement with a logistics service provider. The letter of credit collateralizing this bond was issued under our Revolving Credit Facility and reduces the available borrowing capacity. The letter of credit will expire on November 11, 2025 and we have no plan to extend it. We have not recorded any liability for this contingency, as we believe the likelihood of having to perform under the letter of credit is remote.

14. INCOME TAXES

For the three months ended June 30, 2025, we earned $54.4 million from operations before taxes and provided for income taxes of $13.2 million, resulting in an effective tax rate of 24.3%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2025 primarily due to state income tax (net of federal benefit), executive compensation limitations, and provision for global intangible low-taxed income (“GILTI”); offset by adjustment to tax payable, foreign tax credits, excess tax deductions related to equity compensation and foreign-derived intangible income (“FDII”).

For the three months ended June 30, 2024, we earned $52.8 million from operations before taxes and provided for income taxes of $13.9 million, resulting in an effective tax rate of 26.4%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2024 primarily due to state income tax (net of federal benefit), provision for GILTI, executive compensation limitations, and increases to penalties and interest on uncertain tax positions ("UTP"); offset by foreign tax credits and excess tax deductions related to equity compensation and FDII.

The Company expects $6.2 million of reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

The Organization for Economic Cooperation and Development introduced a framework under pillar two ("Pillar Two"), which includes a global minimum tax rate of 15% applied on a county-by-country basis for companies with global revenues and profits above certain thresholds. Certain jurisdictions in which we do business have enacted laws implementing Pillar Two. We are monitoring these developments and do not believe these rules will have a material impact on our financial condition and/or consolidated results.

On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted into law. The Act includes changes to the U.S. tax law that are applicable to the Company, including the reinstatement of 100% bonus depreciation and 100% expensing of research and development costs, a change in the calculation of deductible interest expense, and changes to the U.S. tax treatment of GILTI and FDII . We are currently evaluating the impact of the Act; however, we do not currently expect the Act to have a material impact on our consolidated financial position or results of operations. If applicable, any associated income tax effects will be reflected in the Company's results for the interim period in which the Act was enacted.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended June 30,
	2025	2024
Currency translation adjustments:
Balance at beginning of period	$(12,020)	$(10,137)
Adjustments for foreign currency translation	1,382	(887)
Balance at end of period	$(10,638)	$(11,024)

Interest rate swaps:
Balance at beginning of period	$—	$1,111
Unrealized gains (losses), net of taxes of $0 and $(100), respectively (a)	—	376
Reclassification of losses included in interest expense, net, net of taxes of $0 and $83, respectively	—	(314)
Other comprehensive income	—	62
Balance at end of period	$—	$1,173

Defined benefit plans:
Balance at beginning of period	$(107)	$(100)
Amortization of net gains, net of taxes of $(1) and $0, respectively (b)	2	—
Other comprehensive income	2	—
Balance at end of period	$(105)	$(100)
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

16. REVENUE RECOGNITION

Refer to Note 19 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2025
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$28,426	$28,426
Book-and-ship	194,975	36,775	3,470	235,220
Net revenues	$194,975	$36,775	$31,896	$263,646

	Three Months Ended June 30, 2024
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$27,178	$27,178
Book-and-ship	158,538	36,745	3,716	198,999
Net revenues	$158,538	$36,745	$30,894	$226,177

As of June 30, 2025 and March 31, 2025, accounts receivable balances were $179.4 million and $155.7 million, respectively. As of June 30, 2024 and March 31, 2024, accounts receivable balances were $143.2 million and $142.7 million, respectively. The following table summarizes the activity in the allowance for credit losses (in thousands):

	June 30, 2025	June 30, 2024
Balance at beginning of the year:	$1,137	$908
Reserve	72	378
Write offs, net of recoveries	(340)	(341)
Ending balance	$869	$945

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

	June 30, 2025	June 30, 2024
Balance at beginning of the year:	$932	$548
Revenue recognized during the period	(395)	(245)
New contracts and revenue added to existing contracts during the period	753	402
Ending balance	$1,290	$705

17. SEGMENTS

As discussed in Note 20 to our consolidated financial statements in our Annual Report, we conduct our operations through three reportable segments:
•Contractor Solutions
•Specialized Reliability Solutions
•Engineered Building Solutions

The Eliminations and Other segment information is included to reconcile segment data to the consolidated financial statements and includes general expenses that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All expenses reported within the Eliminations and Other segment are not included in our chief operating decision maker's ("CODM") evaluation of the operating performance of the other reportable segments.

The following is a summary of the financial information of our reporting segments reconciled to the amounts reported in the consolidated financial statements (in thousands).

Three Months Ended June 30, 2025:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$194,975	$36,775	$31,896	$263,646	$—	$263,646
Intersegment revenue	1,765	31	—	1,796	(1,796)	—
Cost of revenues	106,465	23,622	19,913	150,000	(1,796)	148,204
Selling, general, and administrative expenses	37,516	7,943	7,984	53,443	7,123	60,566
Operating income	52,759	5,241	3,999	61,999	(7,123)	54,876
Depreciation & amortization	11,540	1,337	416	13,293	45	13,338
Capital expenditures	2,078	722	104	2,904	—	2,904

Three Months Ended June 30, 2024:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$158,538	$36,745	$30,894	$226,177	$—	$226,177
Intersegment revenue	1,880	46	—	1,926	(1,926)	—
Cost of revenues	81,308	21,533	17,841	120,682	(1,926)	118,756
Selling, general, and administrative expenses	29,226	8,108	7,329	44,663	7,698	52,361
Operating income	49,884	7,150	5,724	62,758	(7,698)	55,060
Depreciation & amortization	7,983	1,423	485	9,891	41	9,932
Capital expenditures	2,096	514	475	3,085	16	3,101

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our operations financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Quarterly Report, as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2025 included in our Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.

Overview

CSW Industrials, Inc. (the “Company,” “CSW,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), plumbing products, grilles, registers and diffusers (“GRD”), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, electrical, general industrial, energy, rail transportation and mining. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Aspen ManufacturingTM, Balco®, Cover Guard®, Deacon®, Dust Free®, Falcon Stainless®, Greco®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, Metacaulk®, No. 5®, OilSafe®, PF WaterWorksTM, PSP ProductsTM, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

As of the date of this report, there continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of potential trade policies including tariffs. Since February 2025, the current United States presidential administration has imposed or threatened to impose tariffs in various jurisdictions. In April 2025, the President of the United States issued an executive order to regulate imports by imposing reciprocal country specific tariffs on multiple nations around the world, including Vietnam and China, which are relevant to our business due to our manufacturing presence in Vietnam and our use of third-party manufacturing in China. A further executive order issued in April 2025 paused the implementation of the country specific tariffs on Vietnam and many other countries for 90 days, maintaining a 10% global baseline tariff, while the United States works with its trade partners to negotiate new trade agreements. In July 2025, the implementation of reciprocal tariff increases was delayed until August 1, 2025. In addition, the President of the United States indicated potential increase in the baseline reciprocal tariff rate and additional potential increases on steel, aluminum and copper. Significant tariffs remain in effect between the U.S. and China as well as other foreign jurisdictions relevant to our business. The current situation is dynamic, and it is unknown if the United States and its trade partners will reach an agreement to further pause, reduce or eliminate the pending tariffs. Should these tariffs be enacted they could have a material impact on our future net revenue, cost of revenue, net income and cash flow. The ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated, as well as our ability to mitigate their impact, where we continue to actively assess and implement mitigation options.

On June 9, 2025, we transferred the listing of our common stock from the Nasdaq Global Select Market to the New York Stock Exchange. Our common stock now trades on the New York Stock Exchange under the stock symbol “CSW”.

Our Outlook

We expect to maintain a strong balance sheet in fiscal year 2026, which provides us with access to capital through our cash on hand, internally-generated cash flow, and availability under our Revolving Credit Facility. Our capital allocation strategy continues to guide our investing decisions, with a priority to direct capital to the highest risk adjusted return opportunities, within the categories of organic growth, strategic acquisitions and the return of cash to shareholders through our share repurchase and dividend programs. With the strength of our financial position, we will continue to invest in financially and strategically attractive expanded product offerings, key elements of our long-term strategy of targeting long-term profitable growth. We will continue to invest our capital in maintaining our facilities and in continuous improvement initiatives. We recognize the importance of, and remain committed to, continuing to drive organic growth, as well as investing additional capital in opportunities with attractive risk-adjusted returns, driving increased penetration in the end markets we serve. We remain disciplined in our approach to acquisitions, particularly as it relates to our assessment of valuation, prospective synergies, diligence, cultural fit and ease of integration, especially in light of economic conditions.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our consolidated results of operations and results for each of our segments.

All acquisitions are described in Note 2 to our consolidated financial statements included in this Quarterly Report. Aspen Manufacturing, LLC ("Aspen Manufacturing") activity has been included in our results within our Contractor Solutions segment since the May 1, 2025 acquisition date. PF WaterWorks, L.P. ("PF WaterWorks") activity has been included in our results within our Contractor Solutions segment since the November 4, 2024 acquisition date. PSP Products, Inc. (“PSP Products”) activity has been included in our results within our Contractor Solutions segment since the August 1, 2024 acquisition date.

Revenues, net

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024
Revenues, net	$263,646	$226,177

Net revenues for the three months ended June 30, 2025 increased $37.5 million, or 16.6%, as compared with the three months ended June 30, 2024. The increase was due to the acquisitions of Aspen Manufacturing, PSP Products, and PF WaterWorks ($43.7 million or 19.3%), partially offset by lower organic revenue of $6.2 million, or 2.8%, related to unit volumes. Net revenue increased in the HVAC/R, electrical, plumbing, mining, architecturally-specified building product and energy end markets and decreased in the general industrial end market.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2025	2024
Gross profit	$115,442	$107,421
Gross profit margin	43.8%	47.5%

Gross profit for the three months ended June 30, 2025 increased $8.0 million, or 7.5%, as compared with the three months ended June 30, 2024. The increase was primarily a result of the inclusion of the recent acquisitions of Aspen Manufacturing, PSP Products, and PF WaterWorks, and was partially offset by the impact from lower volume in the legacy business. Gross profit margin of 43.8% for the three months ended June 30, 2025 decreased as compared to 47.5% for the three months ended June 30, 2024. The decrease was driven primarily by the inclusion of recent acquisitions, unfavorable revenue mix and volume leverage, and an escalation in material and project costs.

Operating Expenses

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2025	2024
Operating expenses	$60,566	$52,361
Operating expenses as a percentage of revenues, net	23.0%	23.2%

Operating expenses for the three months ended June 30, 2025 increased $8.2 million, or 15.7%, as compared with the three months ended June 30, 2024. The increase was primarily due to added expenses related to the inclusion of Aspen Manufacturing, PSP Products, and PF WaterWorks in the current period, including amortization of intangible assets. The decrease in operating expenses as a percentage of revenues was attributable to revenue increasing by a greater percentage than the increase in operating expenses.

Operating Income

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2025	2024
Operating income	$54,876	$55,060
Operating margin	20.8%	24.3%

Operating income for the three months ended June 30, 2025 decreased $0.2 million, or 0.3%, as compared with the three months ended June 30, 2024, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $1.0 million for the three months ended June 30, 2025 decreased $1.5 million as compared to the net interest expense of $2.5 million for the three months ended June 30, 2024. The decrease in the three months ended June 30, 2025 was due to the reduced average borrowing under our Revolving Credit Facility and the interest income generated by the cash proceeds, invested in money market accounts, from the Equity Offering prior to the funding of Aspen Manufacturing acquisition on May 1, 2025.

Other income, net of $0.5 million for the three months ended June 30, 2025 increased $0.3 million, as compared to the net income of $0.3 million for the three months ended June 30, 2024. The increase is resulted from the foreign currency gains/losses related to transactions in currencies other than functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended June 30, 2025, we earned $54.4 million from operations before taxes and provided for income taxes of $13.2 million, resulting in an effective tax rate of 24.3%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2025 primarily due to state income tax (net of federal benefit), executive compensation limitations, and provision for global intangible low-taxed income (“GILTI”); offset by adjustment to tax payable, foreign tax credits, excess tax deductions related to equity compensation and foreign-derived intangible income (“FDII”).

For the three months ended June 30, 2024, we earned $52.8 million from operations before taxes and provided for income taxes of $13.9 million, resulting in an effective tax rate of 26.4%. The provision for income taxes differed from the statutory rate for the three months ended June 30, 2024 primarily due to state income tax (net of federal benefit), provision for GILTI, executive compensation limitations, and increases to penalties and interest on uncertain tax positions ("UTP"); offset by foreign tax credits and excess tax deductions related to equity compensation and FDII.

The Organization for Economic Cooperation and Development introduced a framework under pillar two ("Pillar Two"), which includes a global minimum tax rate of 15% applied on a county-by-country basis for companies with global revenues and profits above certain thresholds. Certain jurisdictions in which we do business have enacted laws implementing Pillar Two. We are monitoring these developments and do not believe these rules will have a material impact on our financial condition and/or consolidated results.

The Company expects $6.2 million of reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted into law. The act includes changes to the U.S. tax law that are applicable to the Company, including the reinstatement of 100% bonus depreciation and 100% expensing of research and development costs, a change in the calculation of deductible interest expense, and changes to the U.S. tax treatment of GILTI and FDII . We are currently evaluating the impact of the Act; however, we do not currently expect the Act to have a material impact on our consolidated financial position or results of operations. If applicable, any associated income tax effects will be reflected in the Company's results for the interim period in which the Act was enacted.

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

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024
Revenues, net	$196,741	$160,418
Operating income	52,759	49,884
Operating margin	26.8%	31.1%

Net revenues for the three months ended June 30, 2025 increased $36.3 million, or 22.6%, as compared with the three months ended June 30, 2024. The increase was due to the acquisitions of Aspen Manufacturing, PSP Products, and PF WaterWorks ($43.7 million or 27.2%), partially offset by lower organic revenue of $7.4 million, or 4.6%, related to unit volumes. Net revenue increased in the HVAC/R, electrical, and plumbing end markets.

Operating income for the three months ended June 30, 2025 increased $2.9 million, or 5.8%, as compared with the three months ended June 30, 2024. The increase was primarily due to the inclusion of the Aspen Manufacturing, PSP Products, and PF WaterWorks acquisitions, partially offset by the impact of lower organic revenue. Operating income margin of 26.8% for the three months ended June 30, 2025 decreased as compared to 31.1% for the three months ended June 30, 2024. This decrease was due to the inclusion of recent acquisitions and unfavorable revenue mix and volume leverage in the legacy business.

Specialized Reliability Solutions Segment Results

The Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024
Revenues, net	$36,806	$36,791
Operating income	5,241	7,150
Operating margin	14.2%	19.4%

Net revenues for the three months ended June 30, 2025 was comparable to the three months ended June 30, 2024.  Net revenue increased in the mining and energy end markets and decreased in the general industrial end market.

Operating income for the three months ended June 30, 2025 decreased $1.9 million or 26.7% as compared to the three months ended June 30, 2024. The decrease was primarily due to the escalation in material costs and the one-time expenses associated with consolidating a manufacturing plant. Operating income margin of 14.2% for the three months ended June 30, 2025 decreased as compared to 19.4% for the three months ended June 30, 2024 due to the aforementioned expense increases and unfavorable revenue mix.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024
Revenues, net	$31,896	$30,894
Operating income	3,999	5,724
Operating margin	12.5%	18.5%

Net revenues for the three months ended June 30, 2025 increased $1.0 million or 3.2% as compared to the three months ended June 30, 2024 driven by the strong backlog converting to revenue.

Operating income for the three months ended June 30, 2025 decreased $1.7 million, or 30.1%, as compared with the three months ended June 30, 2024. The decrease was driven by elevated project costs and growth investment in R&D and the sales workforce to pursue prospective revenue opportunities. Operating income margin of 12.5% for the three months ended June 30, 2025 decreased as compared to 18.5% for the three months ended June 30, 2024 due to the aforementioned expense increases.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (“Revolver Borrowings”) are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths; it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Additionally, we use our Revolver Borrowings to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, make scheduled interest payments on debt and meet our contingent consideration obligations. Absent a material deterioration of market conditions, we believe that cash flows from operating activities and financing activities (which would primarily consist of Revolver Borrowings), will provide adequate resources to satisfy our working capital, scheduled interest payments on debt, anticipated dividend payments, periodic share repurchases, contingent consideration obligations and anticipated capital expenditure requirements for both our short-term and long-term needs.

Cash Flow Analysis

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024
Net cash provided by operating activities	$60,641	$62,655
Net cash used in investing activities	(326,718)	(3,168)
Net cash provided by (used in) financing activities	78,424	(62,266)

Our cash balance (including cash and cash equivalents) at June 30, 2025 was $38.0 million, as compared with $225.8 million at March 31, 2025.

For the three months ended June 30, 2025, our cash provided by operating activities from operations was $60.6 million, as compared with $62.7 million for three months ended June 30, 2024.

•Working capital provided cash for the three months ended June 30, 2025 due to lower inventories ($7.6 million) and lower prepaid expenses and other current assets ($0.7 million), partially offset by higher accounts receivable ($7.8 million).
•Working capital provided cash for the three months ended June 30, 2024 due to higher accounts payable and other current liabilities ($10.9 million) and lower prepaid and other current assets ($3.4 million), partially offset by higher inventories ($6.8 million) and higher accounts receivable ($1.0 million).

Cash flows used in investing activities from operations during the three months ended June 30, 2025 were $326.7 million, as compared with $3.2 million used in investing activities for the three months ended June 30, 2024.

•Capital expenditures during the three months ended June 30, 2025 and 2024 were $2.9 million and $3.1 million, respectively. Our capital expenditures have been focused on capacity expansion (including $0.3 million and $0.2 million during the current and prior year periods for the Whitmore JV), enterprise resource planning systems, new product introductions, continuous improvement and automation of manufacturing facilities.
•During the three months ended June 30, 2025, we acquired Aspen Manufacturing for an initially estimated purchase price of $325.9 million, including $313.5 million in cash consideration and estimated working capital adjustment of $12.4 million, at closing, as discussed in Note 2 to our consolidated financial statements in this Quarterly Report.
•During the three months ended June 30, 2024, $0.5 million was paid to acquire a long-term minority interest investment.
•During the three months ended June 30, 2024, $0.5 million was received as a final working capital true-up for the Dust Free acquisition

Cash flows provided by (used in) financing activities during the three months ended June 30, 2025 and 2024 were $78.4 million and $(62.3) million, respectively.

•Net borrowings (repayments) on our Revolving Credit Facility (as discussed in Note 7 to our consolidated financial statements included in this Quarterly Report) of $95.0 million and $(51.0) million during the three months ended June 30, 2025 and 2024, respectively.
•As discussed in Note 11 to our consolidated financial statements included in this Quarterly Report, repurchases of shares under our share repurchase program of $4.7 million and $4.7 million during the three months ended June 30, 2025 and 2024, respectively.
•In connection with the vesting of equity awards under our Long Term Incentive Plan, $4.4 million and $3.3 million were tendered by employees to satisfy minimum tax withholding requirements during the three months ended June 30, 2025 and 2024, respectively.
•Payments of $2.8 million of underwriting discounts and fees in connection with our Third Credit Agreement during the three months ended June 30, 2025, as discussed in Note 7 to our consolidated financial statements included in this Quarterly Report.
•Dividend payments of $4.5 million and $3.3 million during the three months ended June 30, 2025 and 2024, respectively.

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

Financing

Credit Facilities

See Note 7 to our consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of June 30, 2025. See Note 9 to our consolidated financial statements included in this Quarterly Report for a discussion of our interest rate swaps.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the three months ended June 30, 2025.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. From time to time, we manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility (defined in Note 7). In September 2024, the hedge was terminated as described in Note 9. At June 30, 2025, we had $95.0 million in unhedged variable rate indebtedness with an average interest rate of 5.6%, each quarter point change in interest rates would result in a change of approximately $0.2 million in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct an immaterial portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than our operations' functional currency. We recognized foreign currency transaction net gain of $0.6 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, which are included in other expense, net on our Consolidated Statements of Income. We realized a net gain (loss) associated with foreign currency translation gain (loss) of $1.4 million and $(0.9) million for the three months ended June 30, 2025 and 2024, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at June 30, 2025, a 10% change in the foreign currency exchange rates for the three months ended June 30, 2025 would have impacted our net earnings by approximately 6%.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar revenue volumes or prices.

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

On May 1, 2025, we completed the Aspen Manufacturing acquisition. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Aspen Manufacturing. These exclusions are consistent with the Securities and Exchange Commission Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Aspen Manufacturing accounted for 24% of our total assets and 12% of our total net revenue as of and for the three months ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
April 1 - 30	20,463	(a) (b)	$293.99	5,497	$191.6
May 1 - 31	4,989	(a)	315.78	4,989	190.0
June 1 - 30	5,053	(a)	296.71	5,053	188.5
Total	30,505			15,539

(a) On November 18, 2024, we announced that our Board of Directors authorized a new program to repurchase up to $200.0 million of our common stock, which replaced the prior $100.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2026, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. A total of 35,584 shares have been repurchased under the current program.

(b) Includes shares 14,966 tendered by employees to satisfy minimum tax withholding amounts related to the vesting of equity awards.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated March 17, 2025, by and among RectorSeal, LLC, RS Acquisition Sub, LLC, Aspen Manufacturing, LLC and Michael Kutsch as Holder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 18, 2025)

3.1	Third Amended and Restated Certificate of Incorporation of CSW Industrials, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 15, 2018)
3.2
CSW Industrials, Inc. Amended and Restated Bylaws, adopted and effective August 14, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on August 15, 2018)

10.1
Third Amended and Restated Credit Agreement, dated May 2, 2025, by and among CSW Industrials Holdings, LLC, CSW Industrials, Inc., the other Loan Parties party thereto, the other lenders party thereto, and JPMorgan Chase Bank, N.A., individually and in its capacity as the Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2025)

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

CSW INDUSTRIALS, INC.

July 31, 2025	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

July 31, 2025	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)