Form 10-Q
period 2025-09-30
CSW INDUSTRIALS, INC.
filed 2025-10-30
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 27, 2025, there were 16,686,708 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2025 and 2024 (unaudited)	1
	Consolidated Balance Sheets as of September 30, 2025 and March 31, 2025 (unaudited)	3
	Consolidated Statements of Equity as of September 30, 2025 and 2024 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended September 30, 2025 and 2024 (unaudited)	6
	Notes to the Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 5.	Other Information	38
Item 6.	Exhibits	39
SIGNATURES		40

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Revenues, net	$276,951	$227,926	$540,597	$454,103
Cost of revenues	(157,766)	(124,025)	(305,970)	(242,781)
Gross profit	119,185	103,901	234,627	211,322
Selling, general and administrative expenses	(62,405)	(52,352)	(122,971)	(104,712)
Operating income	56,780	51,549	111,656	106,610
Interest expense, net	(1,320)	(1,341)	(2,341)	(3,861)
Other income (loss), net	8	(677)	536	(418)
Income before income taxes	55,468	49,531	109,851	102,331
Provision for income taxes	(14,654)	(12,910)	(27,867)	(26,859)
Net income	40,814	36,621	81,984	75,472
Less: Income attributable to redeemable noncontrolling interest	(158)	(570)	(403)	(828)
Net income attributable to CSW Industrials, Inc.	$40,656	$36,051	$81,581	$74,644

Net income per share attributable to CSW Industrials, Inc.
Basic	$2.42	$2.27	$4.86	$4.75
Diluted	$2.41	$2.26	$4.84	$4.73

Weighted average number of shares outstanding:
Basic	16,785	15,866	16,796	15,701
Diluted	16,842	15,941	16,852	15,770

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Net income	$40,814	$36,621	$81,984	$75,472
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,254)	2,068	128	1,181
Cash flow hedging activity, net of taxes of $0, $312, $0 and $295, respectively	—	(1,173)	—	(1,111)
Pension and other postretirement effects, net of taxes of $(1), $0, $(1) and $0, respectively	2	1	4	1
Other comprehensive income (loss)	(1,252)	896	132	71
Comprehensive income	$39,562	$37,517	$82,116	$75,543
Less: Comprehensive income attributable to redeemable noncontrolling interest	(158)	(570)	(403)	(828)
Comprehensive income attributable to CSW Industrials, Inc.	$39,404	$36,947	$81,713	$74,715

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except for per share amounts)	September 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$31,471	$225,845
Accounts receivable, net of allowance for expected credit losses of $835 and $1,137, respectively	159,368	155,651
Inventories, net	234,563	194,876
Prepaid expenses and other current assets	22,366	16,489
Total current assets	447,768	592,861
Property, plant and equipment, net of accumulated depreciation of $120,862 and $113,219, respectively	98,452	93,415
Goodwill	365,308	264,092
Intangible assets, net	526,838	357,910
Other assets	79,587	70,787
Total assets	$1,517,953	$1,379,065

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,083	$54,767
Accrued and other current liabilities	93,022	92,435
Total current liabilities	162,105	147,202
Long-term debt	60,000	—
Retirement benefits payable	1,061	1,083
Other long-term liabilities	146,230	138,347
Total liabilities	369,396	286,632
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	18,590	20,187
Equity:
Common shares, $0.01 par value	178	177
Shares authorized – 50,000
Shares issued – 17,851 and 17,810, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	512,719	501,286
Treasury shares, at cost (1,115 and 1,027 shares, respectively)	(148,431)	(122,125)
Retained earnings	777,496	705,035
Accumulated other comprehensive loss	(11,995)	(12,127)
Total equity	1,129,967	1,072,246
Total liabilities, redeemable noncontrolling interest and equity	$1,517,953	$1,379,065
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2025	$177	$(122,125)	$501,286	$705,035	$(12,127)	$1,072,246
Share-based compensation	—	—	4,037	—	—	4,037
Stock activity under stock plans	1	(4,429)	—	—	—	(4,428)
Reissuance of treasury shares	—	1,105	3,754	—	—	4,859
Repurchase of common shares	—	(4,662)	—	—	—	(4,662)
Net income	—	—	—	40,925	—	40,925
Dividends	—	—	23	(4,556)	—	(4,533)
Other comprehensive income, net of tax	—	—	—		1,384	1,384
Balance at June 30, 2025	$178	$(130,111)	$509,100	$741,404	$(10,743)	$1,109,828
Share-based compensation	—	—	3,591	—	—	3,591
Repurchase of common shares	—	(18,320)	—	—	—	(18,320)
Net income	—	—	—	40,656	—	40,656
Dividends	—	—	28	(4,564)	—	(4,536)
Other comprehensive loss, net of tax	—	—	—	—	(1,252)	(1,252)
Balance at September 30, 2025	$178	$(148,431)	$512,719	$777,496	$(11,995)	$1,129,967

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	$164	$(95,643)	$137,253	$583,075	$(9,126)	$615,723
Share-based compensation	—	—	3,746	—	—	3,746
Stock activity under stock plans	—	(3,313)	—	—	—	(3,313)
Reissuance of treasury shares	—	1,211	2,948	—	—	4,159
Repurchase of common shares	—	(4,661)	—	—	—	(4,661)
Net income	—	—	—	38,591	—	38,591
Dividends	—	—	23	(3,285)	—	(3,262)
Other comprehensive loss, net of tax	—	—	—	—	(825)	(825)
Balance at June 30, 2024	$164	$(102,406)	$143,970	$618,381	$(9,951)	$650,158
Share-based compensation	—	—	3,145	—	—	3,145
Repurchase of common shares	—	(4,230)	—	—	—	(4,230)
Net income	—	—	—	36,051	—	36,051
Dividends	—	—	26	(3,287)	—	(3,261)
Equity issuance	13	—	347,394	—	—	347,407
Other comprehensive loss, net of tax	—	—	—	—	896	896
Balance at September 30, 2024	$177	$(106,636)	$494,535	$651,145	$(9,055)	$1,030,166

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2025	2024
Cash flows from operating activities:
Net income	$81,984	$75,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,848	7,045
Amortization of acquisition-related intangible assets & inventory step-up	19,889	12,831
Amortization of deferred financing fees	499	383
Provision for inventory reserves	218	840
Provision for credit losses	249	723
Share-based compensation	7,628	6,891
Net loss (gain) on disposals of property, plant and equipment	208	(39)
Net pension benefit	33	33
Net deferred taxes	296	1,516
Changes in operating assets and liabilities:
Accounts receivable	11,685	11,301
Inventories	(10,129)	(25,282)
Prepaid expenses and other current assets	(5,679)	(2,085)
Other assets	176	153
Accounts payable and other current liabilities	7,298	40,326
Retirement benefits payable and other liabilities	264	61
Net cash provided by operating activities	122,467	130,169
Cash flows from investing activities:
Capital expenditures	(5,984)	(8,587)
Proceeds from sale of assets	54	43
Cash paid for investments	—	(500)
Cash paid for acquisitions, net of cash received	(325,509)	(32,305)
Net cash used in investing activities	(331,439)	(41,349)
Cash flows from financing activities:
Borrowings on line of credit	138,394	32,723
Repayments of line of credit	(78,394)	(198,723)
Payments of deferred loan costs	(2,837)	—
Purchase of treasury shares	(26,073)	(12,287)
Payments of contingent consideration	(4,875)	(700)
Proceeds from equity issuance	—	347,407
Distributions to redeemable noncontrolling interest shareholder	(2,000)	—
Dividends	(9,074)	(6,523)
Net cash provided by financing activities	15,141	161,897
Effect of exchange rate changes on cash and equivalents	(543)	347
Net change in cash and cash equivalents	(194,374)	251,064
Cash and cash equivalents, beginning of period	225,845	22,156
Cash and cash equivalents, end of period	$31,471	$273,220

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

As of the date of this report, there continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of potential trade policies including tariffs. In April 2025, the President of the United States issued an executive order to regulate imports by imposing country-specific tariffs on multiple nations around the world, including Vietnam and China, which are relevant to our business due to our manufacturing presence in Vietnam and our use of third-party manufacturing in China and other foreign countries. In addition, the United States imposed and/or reimposed certain commodity-specific tariffs, including tariffs on steel, aluminum and copper, which are used as inputs for some of our products. We have responded by negotiating cost reductions with certain suppliers, transitioning certain sources of supply, and by raising prices to our customers on certain products across our three segments to partially offset the impact. The current situation is dynamic, and the ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated, as well as our ability to mitigate their impact, where we continue to actively assess and implement mitigation options.

On June 9, 2025, we transferred the listing of our common stock from the Nasdaq Global Select Market to the New York Stock Exchange. Our common stock now trades on the New York Stock Exchange under the stock symbol “CSW”.

Basis of Presentation

The consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSW and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our non-controlling 50% investment in a variable interest entity (“VIE”) for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSW’s financial position as of September 30, 2025, and the results of operations for the six month periods ended September 30, 2025 and 2024. All adjustments are of a normal, recurring nature.

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

2. ACQUISITIONS

Aspen Manufacturing, LLC

On May 1, 2025, we acquired 100% of the equity interests of Aspen Manufacturing, LLC (“Aspen Manufacturing”), based in Humble, Texas, for an aggregate purchase price of $327.6 million (including $2.3 million cash acquired), comprised of cash consideration of $313.5 million and working capital adjustments of $11.8 million, including a $1.7 million payment made during the three months ended September 30, 2025. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 7). Aspen Manufacturing is one of the largest independent evaporator coil and air handler manufacturers for the HVAC/R industry and is recognized as a leader in product quality and indoor comfort. Aspen Manufacturing’s current product suite includes a vast range of high-quality residential and light commercial evaporator coils, blowers, and air handling units for single-family, multi-family, and manufactured homes.

The Aspen Manufacturing acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). Pursuant to Topic 805, the Company allocated the Aspen Manufacturing purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, May 1, 2025. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluation of the facts and circumstances available as of May 1, 2025, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, is ongoing. The primary areas of preliminary purchase accounting price allocation subject to changes relate to the valuation of working capitals, income tax contingency and related indemnification asset and value of property, plant and equipment. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the Company's best initial estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

	Initial Estimated Fair Value	Measurement Period	Updated Estimated Fair Value
Cash	$2,289	$—	$2,289
Accounts Receivable	15,253	(62)	15,191
Inventory	30,851	311	31,162
Other Current Assets	150	—	150
Property, Plant and Equipment	7,916	—	7,916
Trade Name (indefinite life)	22,000	—	22,000
Customer Lists (useful life of 15 years)	165,000	—	165,000
Right-Of-Use Assets	11,855	—	11,855
Long-Term Indemnity Asset	400	—	400
Other Long-Term Assets	—	1,789	1,789
Accounts Payable	(5,459)	—	(5,459)
Accrued and Other Current Liabilities	(8,943)	(57)	(9,000)
Lease Liabilities - Short-Term	(1,019)	—	(1,019)
Lease Liabilities - Long-Term	(10,836)	—	(10,836)
Contingency Reserve	(400)	—	(400)
Other Long-Term Liabilities	(3,600)	—	(3,600)
Estimated fair value of net assets acquired	225,457	1,981	227,438
Goodwill	100,421	(287)	100,134
Total Purchase Price	$325,878	$1,694	$327,572

Goodwill of $100.1 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC/R end market. The goodwill recorded as part of this acquisition is included in the Contractor Solutions segment. The goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes.

Aspen Manufacturing generated net revenue of $84.5 million and net income before income taxes of $17.3 million for the period from the acquisition date to September 30, 2025. Aspen Manufacturing activity is currently included in our Contractor Solutions segment. During the year ended March 31, 2025, the Company incurred $1.1 million of transaction expenses in connection with the Aspen Manufacturing acquisition. During the three and six months ended September 30, 2025, the Company incurred $0.2 million and $0.4 million, respectively, of transaction expenses in connection with the Aspen Manufacturing acquisition. Transaction expenses are included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solutions segment.

Pursuant to Topic 805, unaudited supplemental proforma results of operations for the three and six months ended September 30, 2025 and 2024, as if the acquisition of Aspen Manufacturing had occurred on April 1, 2024, are presented below (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$276,951	$265,843	$551,040	$527,058
Net income attributable to CSW Industrials, Inc.	41,362	38,434	84,625	78,503

Net income per share attributable to CSW Industrials, Inc.
Basic	$2.46	$2.42	$5.04	$5.00
Diluted	$2.46	$2.41	$5.02	$4.98

These proforma results do not present financial results that would have been realized had the acquisition occurred on April 1, 2024, nor are they intended to be a projection of future results. The unaudited proforma results include certain proforma adjustments to net income that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2024, including the following:

•Additional amortization expense of $0.0 million and $0.9 million for the three and six months ended September 30, 2025, respectively, and $2.8 million and $5.5 million for the three and six months ended September 30, 2024, respectively, that would have been recognized as a result of the allocation of purchase consideration to customer lists subject to amortization;
•Reclassed amortization expense of $0.7 million and $1.5 million for the three and six months ended September 30, 2025 to the three and six months ended September 30, 2024, respectively, that would have been recognized as a result of the allocation of purchase consideration to acquisition inventory step-up;
•Additional depreciation expense of $0.0 million and $0.1 million for the three and six months ended September 30, 2025, respectively, and $0.2 million and $0.4 million for the three and six months ended September 30, 2024, respectively, that would have been recognized as a result of the fair value step-up of the property, plant and equipment;
•Excluded transactions expenses of $0.2 million and $0.4 million for the three and six months ended September 30, 2025, and additional $0.2 million and $1.5 million for the three and six months ended September 30, 2024, respectively, that would have been recognized;
•Estimated additional interest expense of $0.0 million and $0.6 million for the three and six months ended September 30, 2025, respectively, and $1.9 million and $3.8 million for the three and six months ended September 30, 2024, respectively, as a result of incurring additional borrowing; and
•Income tax expense (benefit) of the proforma adjustments, calculated using a blended statutory income tax rate of 25.0%, of $0.2 million and $(0.1) million for the three and six months ended September 30, 2025, respectively, and $1.5 million and $3.2 million for the three and six months ended September 30, 2024, respectively.

PF WaterWorks, L.P.

On November 4, 2024, we acquired the assets of PF WaterWorks, L.P. (“PF WaterWorks”), based in Houston, Texas for an aggregate purchase price of $45.8 million, comprised of cash considerations of $40.0 million, an estimated working capital true-up adjustment of $2.6 million and contingent considerations initially measured at $3.2 million based on PF WaterWorks meeting defined financial targets over a period of 3.2 years. The cash consideration was funded with cash on hand. PF WaterWorks offers innovative, eco-friendly drain management solutions that expand upon, and are complimentary to, our existing plumbing product portfolio. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $3.2 million, which was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations. During the year ended March 31, 2025, we incurred $1.4 million in transaction expenses in connection with the PF WaterWorks acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment. During the six months ended September 30, 2025, no transaction expenses were incurred in connection with the PF WaterWorks acquisition.

The PF WaterWorks acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $10.9 million allocated to goodwill, which represents the value expected to be obtained from owning products that are expanding our existing plumbing offerings and provide additional drain management solutions to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($26.2 million), trade name ($3.1 million), patent ($0.6 million), accounts receivable ($1.5 million), inventory ($3.8 million), other current assets ($0.2 million), and other assets ($0.4 million), net of current liabilities ($0.7 million) and other liabilities ($0.1 million). Customer lists and patent are being amortized over 15 years and 5 years, respectively, while the trade name and goodwill are not being amortized.  The Company’s evaluation of the facts and circumstances available as of November 4, 2024 to assign fair values to assets acquired is ongoing. The primary area of preliminary purchase price allocation subject to change relates to the valuation of working capital and property, plant and equipment. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. PF WaterWorks activity has been included in our Contractor Solutions segment since the acquisition date.

The disclosure of PF WaterWorks' post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

PSP Products, Inc.

On August 1, 2024, we acquired the assets of PSP Products, Inc. (“PSP Products”), based in Manassas, Virginia for an aggregate purchase price of $51.3 million, comprised of cash consideration of $32.5 million, a working capital true-up adjustment of $7.0 million and contingent considerations initially measured at $11.8 million based on PSP Products meeting defined operational and financial targets over a period of 2.5 years. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility, as defined in Note 7. PSP Products offers a family of superior surge protection and load management products to our existing HVAC/R offerings. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $11.8 million, of which $4.8 million was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations and $7.0 million was determined using a scenario-based analysis on forecasted future results. During the quarter ended March 31, 2025, we increased the fair value of the contingent consideration liability related to the PSP Products acquisition due to the better than expected performance and recognized a $2.1 million expense recorded in general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment. During the year ended March 31, 2025, we incurred $0.5 million in transaction expenses in connection with the PSP Products acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment. During the six months ended September 30, 2025, no transaction expenses were incurred in connection with the PSP Products acquisition.

The PSP Products acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $7.3 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R offerings and provide additional electrical offerings to our customers. The allocation of the fair value of the net assets acquired comprises customer lists ($30.0 million), trade name ($2.4 million), accounts receivable ($4.4 million), inventory ($8.9 million), other current asset ($0.3 million), equipment ($0.3 million) and other assets ($0.7 million), net of current liabilities ($2.7 million) and other liabilities ($0.3 million). Customer lists are being amortized over 15 years while the trade name and goodwill are not being amortized.  During the three months ended September 30, 2025, the Company completed the evaluation of the facts and circumstances available as of August 1, 2024, to assign fair values to assets and liabilities acquired. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. PSP Products activity has been included in our Contractor Solutions segment since the acquisition date.

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

	September 30, 2025	March 31, 2025
Cash	$3,879	$9,591
Accounts receivable, net	8,435	8,407
Inventories, net	4,480	4,823
Prepaid expenses and other current assets	370	254
Property, plant and equipment, net	13,709	13,452
Intangible assets, net	4,454	4,859
Other assets	845	597
Total assets	$36,172	$41,983

Accounts payable	$4,779	$7,755
Accrued and other current liabilities	1,740	1,605
Other long-term liabilities	624	414
Total liabilities	$7,143	$9,774

During the three and six months ended September 30, 2025, the Whitmore JV generated net income of $0.3 million and $0.8 million, respectively.

The Whitmore JV’s LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV’s net assets. This put option can be exercised, at either member’s discretion, by providing written notice to the other member during the month of July 2024 and every two years thereafter. No put option was provided in July 2024. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the six-month period ended September 30, 2025 were as follows (in thousands):

	September 30, 2025	September 30, 2024
Balance at beginning of the year	$20,187	$19,355
Net income attributable to redeemable noncontrolling interest	403	828
Distributions to redeemable noncontrolling interest shareholder	(2,000)	—
Ending balance	$18,590	$20,183

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2025	March 31, 2025
Raw materials and supplies	$85,923	$54,761
Work in process	5,822	5,969
Finished goods	153,096	144,897
Total inventories	244,841	205,627
Less: Obsolescence reserve	(10,278)	(10,751)
Inventories, net	$234,563	$194,876

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of September 30, 2025 and March 31, 2025 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at March 31, 2025	$230,880	$9,437	$23,775	$264,092
Aspen Manufacturing acquisition	100,134	—	—	100,134
PF WaterWorks acquisition	619	—	—	619
Currency translation	45	144	274	463
Balance at September 30, 2025	$331,678	$9,581	$24,049	$365,308

The following table provides information about our intangible assets (in thousands, except years):

		September 30, 2025		March 31, 2025
	Weighted Avg Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	10	$17,786	$(10,751)	$17,784	$(10,189)
Customer lists and amortized trademarks	15	568,213	(145,190)	402,765	(127,551)
Non-compete agreements	6	1,000	(727)	1,000	(639)
Other	10	6,276	(3,392)	6,277	(3,141)
		$593,275	$(160,060)	$427,826	$(141,520)
Trade names and trademarks not being amortized:		$93,623	$—	$71,604	$—

Amortization expenses for the three and six months ended September 30, 2025 were $9.4 million and $18.0 million, respectively. Amortization expenses for the three and six months ended September 30, 2024 were $6.5 million and $11.9 million, respectively. The following table shows the estimated future amortization for intangible assets, as of September 30, 2025, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2026	$19,157
2027	37,104
2028	36,712
2029	36,636
2030	36,570
Thereafter	267,036
Total	$433,215

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

The 2024 Plan provides for the issuance of up to 850,000 shares of CSW common stock (less any shares granted pursuant to awards under the 2015 Plan prior to the 2024 Plan Registration) through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of September 30, 2025, and due to awards granted under the 2015 Plan prior to the 2024 Plan Registration, as well as new grant activity under the 2024 Plan, 807,740 shares were reserved and available for issuance under the 2024 Plan.

We recorded share-based compensation expense as follows for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Share-based compensation expense	$3,591	$3,145	$7,628	$6,891
Related income tax benefit (a)	(898)	(786)	(1,907)	(1,723)
Net share-based compensation expense	$2,693	$2,359	$5,721	$5,168
(a) Income tax benefit is estimated using the statutory rate.

Restricted share activity was as follows:

	Six Months Ended September 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2025:	194,149	$203.62
Granted (a)	40,851	396.18
Vested (a)	(43,044)	167.92
Canceled	(2,807)	249.98
Outstanding at September 30, 2025	189,149	$227.30
(a) Including incremental shares delivered to grant recipients as a result of performance-based awards vesting in excess of target (100%).

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of September 30, 2025 and 2024 included 82,285 and 96,633 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted no awards with performance-based vesting provisions during the three months ended September 30, 2025 and 2024. We granted 16,982 and 18,962 awards with performance-based vesting provisions during the six months ended September 30, 2025 and 2024, respectively, with a vesting range of 0%-200%.

At September 30, 2025, we had unrecognized compensation cost related to unvested restricted shares of $19.6 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 1.8 years. The total fair value of restricted shares granted during the three months ended September 30, 2025 and 2024 was $0.9 million and $0.9 million, respectively. The total fair value of restricted shares granted during the six months ended September 30, 2025 and 2024 was $8.2 million and $7.2 million, respectively. The total fair value of restricted shares vested during the three months ended September 30, 2025 and 2024 was $0.7 million and $0.9 million, respectively. The total fair value of restricted shares vested during the six months ended September 30, 2025 and 2024 was $12.5 million and $10.4 million, respectively.

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2025	March 31, 2025
Revolving Credit Facility, interest rate of 5.41% (a) and N/A (b)	$60,000	$—
(a) Represents the interest rate effective on September 30, 2025.
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

On May 2, 2025, we entered into a Third Amended and Restated Credit Agreement (the “Third Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent, and the lenders, issuing banks and swingline lender party thereto. The Third Credit Agreement provides for a $700.0 million revolving credit facility that contains a $30.0 million sublimit for the issuance of letters of credit, a $15.0 million sublimit for swingline loans and an additional accordion feature of $250 million. The Third Credit Agreement is scheduled to mature on May 2, 2030. The Company incurred a total of $2.8 million in financing fees, including underwriting fees, which will be amortized over the life of the Third Credit Agreement. The deferred financing fees are recorded in our consolidated balance sheets in other assets. Borrowings under the Third Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or the adjusted term SOFR rate plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Third Credit Agreement as the highest of (i) the Federal Reserve Bank of New York effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month adjusted term SOFR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable monthly and quarterly, respectively, and the outstanding principal balance is due at the maturity date. The Third Credit Agreement is secured by a first priority lien on substantially all tangible and intangible assets and stock issued by the Company and its material domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

During the six months ended September 30, 2025, we borrowed $138.4 million and repaid $78.4 million under the Revolving Credit Facility. As of September 30, 2025 and March 31, 2025, we had $60.0 million and $0.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the Revolving Credit Facility of $638.7 million and $498.7 million, respectively, net of credit utilization. The financial covenants contained in the Third Credit Agreement require the maintenance of a maximum leverage ratio of 3.00 to 1.00, subject to a temporary increase to 3.75 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Third Credit Agreement. The Third Credit Agreement also requires the maintenance of a minimum interest coverage ratio of

3.00 to 1.00, the calculations and terms of which are defined in the Third Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of September 30, 2025.

Interest payments on the first $100.0 million borrowing under the Revolving Credit Facility were hedged under an interest rate swap agreement as described in Note 9 until September 2024, when the balance of the Revolving Credit Facility was paid off using a portion of the proceeds from the equity offering as discussed in Note 11 and the hedge was terminated as described in Note 9.

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 22 years, some of which include escalation clauses and/or options to extend or terminate the leases. We do not currently have any financing lease arrangements.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Components of Operating Lease Expense
Operating lease expense (a)	$4,011	$3,310	$7,950	$6,347
Short-term lease expense	61	231	288	450
Total operating lease expense	$4,072	$3,541	$8,238	$6,797
(a) Included in cost of revenues and selling, general and administrative expenses

(in thousands)	September 30, 2025	March 31, 2025
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$68,292	$62,061

Short-term lease liabilities (c)	$12,312	$11,244
Long-term lease liabilities (c)	63,144	58,120
Total operating lease liabilities	$75,456	$69,364
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Six Months Ended September 30,
(in thousands)	2025	2024
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (d)	$8,034	$6,117
Right-of-use assets obtained in exchange for new operating lease liabilities	868	20,089
(d) Included in our Consolidated Statements of Cash Flows under operating activities in net income and accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	6.87	7.79
Weighted average discount rate	5.7%	5.1%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2026 (excluding the six months ended September 30, 2025)	$8,216
2027	15,395
2028	14,087
2029	12,601
2030	11,035
Thereafter	31,294
Total lease liabilities	92,628
Less: Imputed interest	(17,172)
Present value of lease liabilities	$75,456

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

From time to time, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt.

On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million of borrowings under our Revolving Credit Facility. This interest rate swap fixed the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our Revolving Credit Facility and was scheduled to expire on May 18, 2026. In September 2024, upon the payoff of the outstanding Revolving Credit Facility balance, we terminated the interest rate swap and incurred a cash payment of $0.4 million, which was reported in our Consolidated Statements of Income in interest expense, net. As of September 30, 2025 and 2024, we had no notional amount outstanding designated as an interest rate swap with third parties. The impact of changes in fair value of the interest rate swap is included in Note 15.

Current and non-current derivative assets are reported in our consolidated balance sheets in prepaid expenses and other current assets and other assets, respectively. Current and non-current derivative liabilities are reported in our consolidated balance sheets in accrued and other current liabilities and other long-term liabilities, respectively.

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and six months ended September 30, 2025 and 2024 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$40,814	$36,621	$81,984	$75,472
Less: Net income attributable to redeemable noncontrolling interest	(158)	(570)	(403)	(828)
Net income attributable to CSW Industrials, Inc.	$40,656	$36,051	$81,581	$74,644

Weighted average shares:
Common stock	16,700	15,765	16,710	15,599
Participating securities	85	101	86	102
Denominator for basic earnings per common share	16,785	15,866	16,796	15,701
Potentially dilutive securities	57	75	56	69
Denominator for diluted earnings per common share	16,842	15,941	16,852	15,770

Net income per share attributable to CSW Industrials, Inc.:
Basic	$2.42	$2.27	$4.86	$4.75
Diluted	$2.41	$2.26	$4.84	$4.73

11. SHAREHOLDERS' EQUITY

Common Stock

	September 30, 2025		September 30, 2024
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance at beginning of the year	17,809,590	1,026,941	16,465,776	952,394
Vesting of performance shares and restricted stock units	40,167	14,966	39,064	14,283
Reissuance of treasury shares	—	(15,539)	—	(17,186)
Restricted stock awards activities	1,827	—	1,649	—
Share repurchases	—	88,450	—	32,450
Equity issuance	—	—	1,265,000	—
Ending balance	17,851,584	1,114,818	17,771,489	981,941

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

Under the current $200.0 million repurchase program, a total of 72,911 and 88,450 shares were repurchased during the three and six months ended September 30, 2025 for $18.3 million and $23.0 million, respectively. Under the prior $100.0 million repurchase program, 13,658 and 32,454 shares were repurchased during the three and six months ended September 30, 2024 for $4.2 million and $8.9 million, respectively.

In connection with the vesting of share awards, zero and 14,966 shares for zero and $4.4 million, respectively, were tendered by employees to satisfy minimum tax withholding requirements during the three and six months ended September 30, 2025, respectively. zero and 14,283 shares for zero and $3.3 million, respectively, were tendered by employees to satisfy minimum tax withholding requirements during the three and six months ended September 30, 2024, respectively

Dividends

On April 14, 2024, we announced a quarterly dividend increase to a rate of $0.21 per share, which was subsequently increased to a rate of $0.24 per share on October 11, 2024. On April 15, 2025, we announced another quarterly dividend increase to a rate of $0.27 per share. Total dividends of $4.5 million and $3.3 million were paid during the three months ended September 30, 2025 and 2024, respectively. Total dividends of $9.1 million and $6.5 million were paid during the six months ended September 30, 2025 and 2024, respectively.

On October 17, 2025, we announced a quarterly dividend of $0.27 per share payable on November 14, 2025 to shareholders of record as of October 31, 2025. Any future dividends at the existing $0.27 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, net and accounts payable approximate their fair values at September 30, 2025 and March 31, 2025 due to their short-term nature. Cash equivalents generally consist of money market funds invested with a reputable and highly diversified global bank in instruments issued or guaranteed by the U.S. Treasury. The fair value of these cash equivalents is based on quoted market price, which is a Level I input. The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at variable rates. The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level II inputs.

The long-term investments with no readily determinable fair value are measured using the alternative for fair value and the investment's carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. As of September 30, 2025 and March 31, 2025, the long-term investments reported in the balance sheets were $2.5 million and $2.5 million, respectively.

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

The fair value of the contingent consideration liability related to acquisitions is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value. The increases or decreases in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. As of September 30, 2025 and March 31, 2025, the contingent consideration liabilities, reported in our consolidated balance sheets in accrued and other current liabilities and other long-term liabilities, were $19.7 million and $24.4 million, respectively.

The following table presents the fair values of the Company's assets and liabilities measured on a recurring basis:

	September 30, 2025		March 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Unobservable Inputs (Level III)
Acquisition-related contingent consideration liabilities	$19,735	$19,735	$24,385	$24,385

The following table presents the changes in the estimated fair values of the Company's contingent consideration liabilities measured using significant unobservable inputs (Level 3):

(in thousands)	September 30, 2025	March 31, 2025
Balance at beginning of the year:	$24,385	$7,445
Cash payments	(4,650)	(160)
Change in fair value of contingent consideration liabilities	—	2,100
Additions	—	15,000
Ending balance	$19,735	$24,385

13. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending, whether individually or in the aggregate, that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

As of September 30, 2025, we were contingently liable in connection with a $1.3 million surety bond associated with our performance under an agreement with a logistics service provider. The letter of credit collateralizing this bond was issued under our Revolving Credit Facility and reduces the available borrowing capacity. The letter of credit will expire on November 11, 2025 and we have no plan to extend it. We have not recorded any liability for this contingency, as we believe the likelihood of having to perform under the letter of credit is remote.

14. INCOME TAXES

For the three months ended September 30, 2025, we earned $55.5 million from operations before taxes and provided for income taxes of $14.7 million, resulting in an effective tax rate of 26.4%. For the six months ended September 30, 2025, we earned $109.9 million from operations before taxes and provided for income taxes of $27.9 million, resulting in an effective tax rate of 25.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2025 primarily due to state income tax (net of federal benefit), executive compensation limitations, and provision for global intangible low-taxed income (“GILTI”); offset by adjustment to tax payable, foreign tax credits, excess tax deductions related to equity compensation and foreign-derived intangible income (“FDII”).

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

The Company expects $6.7 million of reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

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

On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted into law. The Act includes changes to the U.S. tax law that are applicable to the Company, including the reinstatement of 100% bonus depreciation and 100% expensing of research and development costs, a change in the calculation of deductible interest expense, and changes to the U.S. tax treatment of GILTI and FDII. We evaluated the Act during the three months ended September 30, 2025 and estimated the Act to have an immaterial impact on our income tax expenses. We expect the Act will change the timing of our cash tax payments in the current fiscal year and future periods. We will continue to evaluate the impact of the Act as additional guidance becomes available. We have not recognized any impact of the Act as of September 30, 2025.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended September 30,
	2025	2024
Currency translation adjustments:
Balance at beginning of period	$(10,638)	$(11,024)
Adjustments for foreign currency translation	(1,254)	2,068
Balance at end of period	$(11,892)	$(8,956)

Interest rate swaps:
Balance at beginning of period	$—	$1,173
Unrealized losses, net of taxes of $0 and $253, respectively (a)	—	(953)
Reclassification of losses included in interest expense, net, net of taxes of $0 and $58, respectively	—	(220)
Other comprehensive income	—	(1,173)
Balance at end of period	$—	$—

Defined benefit plans:
Balance at beginning of period	$(105)	$(100)
Amortization of net gains, net of taxes of $(1) and $0, respectively (b)	2	1
Balance at end of period	$(103)	$(99)

	Six Months Ended September 30,
	2025	2024
Currency translation adjustments:
Balance at beginning of period	$(12,020)	$(10,137)
Adjustments for foreign currency translation	128	1,181
Balance at end of period	$(11,892)	$(8,956)

Interest rate swaps:
Balance at beginning of period	$—	$1,111
Unrealized losses, net of taxes of $0 and $153, respectively	—	(577)
Reclassification of losses included in interest expense, net, net of taxes of $0 and $142, respectively	—	(534)
Other comprehensive income (loss)	—	(1,111)
Balance at end of period	$—	$—

Defined benefit plans:
Balance at beginning of period	$(107)	$(100)
Amortization of net losses, net of taxes of $(1) and $0, respectively (b)	4	1
Balance at end of period	$(103)	$(99)
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

16. REVENUE RECOGNITION

Refer to Note 19 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2025				Six Months Ended September 30, 2025
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$28,087	$28,087	$—	$—	$56,513	$56,513
Book-and-ship	206,278	38,764	3,822	248,864	401,253	75,539	7,292	484,084
Net revenues	$206,278	$38,764	$31,909	$276,951	$401,253	$75,539	$63,805	$540,597

	Three Months Ended September 30, 2024				Six Months Ended September 30, 2024
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$28,655	$28,655	$—	$—	$55,832	$55,832
Book-and-ship	156,764	38,489	4,018	199,271	315,302	75,235	7,734	398,271
Net revenues	$156,764	$38,489	$32,673	$227,926	$315,302	$75,235	$63,566	$454,103

As of September 30, 2025 and March 31, 2025, accounts receivable, net balances were $159.4 million and $155.7 million, respectively. As of September 30, 2024 and March 31, 2024, accounts receivable, net balances were $135.3 million and $142.7 million, respectively. The following table summarizes the activity in the allowance for credit losses (in thousands):

	September 30, 2025	September 30, 2024
Balance at beginning of the year:	$1,137	$908
Reserve	249	723
Write offs, net of recoveries	(551)	(504)
Ending balance	$835	$1,127

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

	September 30, 2025	September 30, 2024
Balance at beginning of the year:	$932	$548
Revenue recognized during the period	(606)	(370)
New contracts and revenue added to existing contracts during the period	783	518
Ending balance	$1,109	$696

17. SEGMENTS

As discussed in Note 20 to our consolidated financial statements in our Annual Report, we conduct our operations through three reportable segments:
•Contractor Solutions
•Specialized Reliability Solutions
•Engineered Building Solutions

The Eliminations and Other segment information below is included to reconcile segment data to the consolidated financial statements and includes general expenses that are applicable to the consolidated group and are, therefore, not allocated to the other reportable segments. All expenses reported within the Eliminations and Other segment are not included in our chief operating decision maker's ("CODM") evaluation of the operating performance of the other reportable segments.

The following is a summary of the financial information of our reporting segments reconciled to the amounts reported in the consolidated financial statements (in thousands).

Three Months Ended September 30, 2025:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$206,278	$38,764	$31,909	$276,951	$—	$276,951
Intersegment revenue	2,190	42	5	2,237	(2,237)	—
Cost of revenues	114,424	25,845	19,734	160,003	(2,237)	157,766
Selling, general, and administrative expenses	40,669	7,868	7,349	55,886	6,519	62,405
Operating income	53,375	5,093	4,831	63,299	(6,519)	56,780
Depreciation & amortization	12,555	1,347	440	14,342	49	14,391
Capital expenditures	2,398	409	273	3,080	—	3,080

Three Months Ended September 30, 2024:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$156,764	$38,489	$32,673	$227,926	$—	$227,926
Intersegment revenue	2,070	45	—	2,115	(2,115)	—
Cost of revenues	82,494	24,530	19,116	126,140	(2,115)	124,025
Selling, general, and administrative expenses	30,086	8,185	7,475	45,746	6,606	52,352
Operating income	46,254	5,819	6,082	58,155	(6,606)	51,549
Depreciation & amortization	8,002	1,409	494	9,905	45	9,950
Capital expenditures	4,550	647	206	5,403	83	5,486

Six Months Ended September 30, 2025

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$401,253	$75,540	$63,804	$540,597	$—	$540,597
Intersegment revenue	3,955	73	5	4,033	(4,033)	—
Cost of revenues	220,890	49,466	39,647	310,003	(4,033)	305,970
Selling, general, and administrative expenses	78,185	15,811	15,332	109,328	13,643	122,971
Operating income	106,133	10,336	8,830	125,299	(13,643)	111,656
Depreciation & amortization	24,095	2,684	856	27,635	94	27,729
Capital expenditures	4,476	1,131	377	5,984	—	5,984

Six Months Ended September 30, 2024

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$315,302	$75,235	$63,566	$454,103	$—	$454,103
Intersegment revenue	3,950	91	—	4,041	(4,041)	—
Cost of revenues	163,802	46,064	36,956	246,822	(4,041)	242,781
Selling, general, and administrative expenses	59,312	16,294	14,802	90,408	14,304	104,712
Operating income	96,138	12,970	11,806	120,914	(14,304)	106,610
Depreciation & amortization	15,985	2,832	979	19,796	87	19,883
Capital expenditures	6,646	1,161	681	8,488	99	8,587

TOTAL ASSETS

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
September 30, 2025	$1,272,563	$143,642	$85,274	$1,501,479	$16,474	$1,517,953
March 31, 2025	941,087	145,663	81,347	1,168,097	210,968	1,379,065

18. SUBSEQUENT EVENTS

On October 1, 2025, the Company announced that we entered a definitive agreement to acquire Motors & Armatures Parts ("MARS Parts") for $650.0 million in cash and additional contingent consideration of up to $20.0 million based on the business meeting defined financial targets. The acquisition will be funded with a combination of a Syndicated Term Loan A and borrowings under our existing $700 million revolving credit facility, with closing expected to occur in the third quarter of fiscal year 2026 following the satisfaction of customary closing conditions, including the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. During the three months ended September 30, 2025, the Company incurred $1.5 million of transaction expenses in connection with the acquisition.

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

As of the date of this report, there continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of potential trade policies including tariffs. In April 2025, the President of the United States issued an executive order to regulate imports by imposing country-specific tariffs on multiple nations around the world, including Vietnam and China, which are relevant to our business due to our manufacturing presence in Vietnam and our use of third-party manufacturing in China and other foreign countries. In addition, the United States imposed and/or reimposed certain commodity-specific tariffs, including tariffs on steel, aluminum and copper, which are used as inputs for some of our products. We have responded by negotiating cost reductions with certain suppliers, transitioning certain sources of supply, and by raising prices to our customers on certain products across our three segments to partially offset the impact. The current situation is dynamic, and the ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated, as well as our ability to mitigate their impact, where we continue to actively assess and implement mitigation options.

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

Revenues, net

	Three Months Ended September 30,
(Amounts in thousands)	2025	2024
Revenues, net	$276,951	$227,926

	Six Months Ended September 30,
(Amounts in thousands)	2025	2024
Revenues, net	$540,597	$454,103

Net revenues for the three months ended September 30, 2025 increased $49.0 million, or 21.5%, as compared with the three months ended September 30, 2024. The increase was primarily due to the acquisitions of Aspen Manufacturing, PSP Products, and PF WaterWorks ($61.9 million or 27.2%). Organic revenue decreased $12.9 million, or 5.6%, due to lower unit volumes partially offset by pricing actions. Net revenue increased in the HVAC/R, electrical, plumbing, general industrial, and mining end markets and decreased in the energy, architecturally-specified building product and rail transportation end markets.

Net revenues for the six months ended September 30, 2025 increased $86.5 million, or 19.0%, as compared with the six months ended September 30, 2024. The increase was primarily due to the acquisitions of Aspen Manufacturing, PSP Products, and PF WaterWorks ($105.6 million or 23.3%). Organic revenue decreased $19.1 million, or 4.2%, due to lower unit volumes partially offset by pricing actions. Net revenue increased in the HVAC/R, electrical, plumbing, and mining end markets and decreased in the energy, rail transportation, and architecturally-specified building product end markets.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2025	2024
Gross profit	$119,185	$103,901
Gross profit margin	43.0%	45.6%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2025	2024
Gross profit	$234,627	$211,322
Gross profit margin	43.4%	46.5%

Gross profit for the three months ended September 30, 2025 increased $15.3 million, or 14.7%, as compared with the three months ended September 30, 2024. The increase was primarily a result of increased revenue and favorable ocean freight costs, partially offset by increases in tariffs and material costs directly and indirectly driven by tariffs. Gross profit margin of 43.0% for the three months ended September 30, 2025 decreased as compared to 45.6% for the three months ended September 30, 2024. The decrease was driven by the inclusion of recent acquisitions and increases in tariffs and material costs, partially offset by pricing actions and favorable ocean freight costs.
Gross profit for the six months ended September 30, 2025 increased $23.3 million, or 11.0%, as compared with the six months ended September 30, 2024. The increase was primarily a result of the increase in revenue and favorable ocean freight costs, partially offset by increases in tariffs and material costs directly and indirectly driven by tariffs. Gross profit margin of 43.4% for the six months ended September 30, 2025 decreased as compared to 46.5% for the three months ended September 30, 2024. The decrease was driven by the inclusion of recent acquisitions, increases in aforementioned tariffs and material costs and unfavorable revenue mix, partially offset by pricing actions and favorable ocean freight costs.

Operating Expenses

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2025	2024
Operating expenses	$62,405	$52,352
Operating expenses as a percentage of revenues, net	22.5%	23.0%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2025	2024
Operating expenses	$122,971	$104,712
Operating expenses as a percentage of revenues, net	22.7%	23.1%

Operating expenses for the three months ended September 30, 2025 increased $10.1 million, or 19.2%, as compared with the three months ended September 30, 2024. The increase was primarily due to added expenses related to the inclusion of Aspen Manufacturing, PSP Products, and PF WaterWorks in the current period, including amortization of intangible assets, as well as the transaction expenses related to completed and contemplated acquisitions. The decrease in operating expenses as a percentage of revenues was attributable to revenue increasing by a greater percentage than the increase in operating expenses.

Operating expenses for the six months ended September 30, 2025 increased $18.3 million, or 17.4%, as compared with the six months ended September 30, 2024. The increase was primarily due to added expenses related to the inclusion of Aspen Manufacturing, PSP Products, and PF WaterWorks in the current period, including amortization of intangible assets, as well as the transaction expenses related to completed and contemplated acquisitions. The decrease in operating expenses as a percentage of revenues was attributable to revenue increasing by a greater percentage than the increase in operating expenses.

Operating Income

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2025	2024
Operating income	$56,780	$51,549
Operating margin	20.5%	22.6%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2025	2024
Operating income	$111,656	$106,610
Operating margin	20.7%	23.5%

Operating income for the three months ended September 30, 2025 increased $5.2 million, or 10.1%, as compared with the three months ended September 30, 2024, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Operating income for the six months ended September 30, 2025 increased $5.0 million, or 4.7%, as compared with the six months ended September 30, 2024, as a result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above.

Other Income and Expense

Net interest expense of $1.3 million for the three months ended September 30, 2025 was comparable to the three months ended September 30, 2024. Net interest expense of $2.3 million for the six months ended September 30, 2025 decreased $1.5 million as compared to the net interest expense of $3.9 million for the six months ended September 30, 2024. The decrease in the six months ended September 30, 2025 was due to the lower average borrowing under our Revolving Credit Facility.

Other income, net of $0.0 million for the three months ended September 30, 2025 changed $0.7 million, as compared to the net income of $0.7 million for the three months ended September 30, 2024. Other income, net of $0.5 million for the six months ended September 30, 2025 changed $1.0 million, as compared to the net expense of $0.4 million for the six months ended September 30, 2024. The change in the three and six months ended September 30, 2025 was due to the foreign currency gains/losses related to transactions in currencies other than functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended September 30, 2025, we earned $55.5 million from operations before taxes and provided for income taxes of $14.7 million, resulting in an effective tax rate of 26.4%. For the six months ended September 30, 2025, we earned $109.9 million from operations before taxes and provided for income taxes of $27.9 million, resulting in an effective tax rate of 25.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2025 primarily due to state income tax (net of federal benefit), executive compensation limitations, and provision for global intangible low-taxed income (“GILTI”); offset by adjustment to tax payable, foreign tax credits, excess tax deductions related to equity compensation and foreign-derived intangible income (“FDII”).

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

The Company expects $6.7 million of reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

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

On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted into law. The Act includes changes to the U.S. tax law that are applicable to the Company, including the reinstatement of 100% bonus depreciation and 100% expensing of research and development costs, a change in the calculation of deductible interest expense, and changes to the U.S. tax treatment of GILTI and FDII. We evaluated the Act during the three months ended September 30, 2025 and estimated the Act to have an immaterial impact on our income tax expenses. We expect the Act will change the timing of our cash tax payments in the current fiscal year and future periods. We will continue to evaluate the impact of the Act as additional guidance becomes available. We have not recognized any impact of the Act as of September 30, 2025.

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

	Three Months Ended September 30,
(Amounts in thousands)	2025	2024
Revenues, net	$208,469	$158,834
Operating income	53,375	46,254
Operating margin	25.6%	29.1%

	Six Months Ended September 30,
(Amounts in thousands)	2025	2024
Revenues, net	$405,208	$319,253
Operating income	106,133	96,138
Operating margin	26.2%	30.1%

Net revenues for the three months ended September 30, 2025 increased $49.6 million, or 31.2%, as compared with the three months ended September 30, 2024. The increase was primarily due to the acquisitions of Aspen Manufacturing, PSP Products, and PF WaterWorks ($61.9 million or 39.0%). Organic revenue decreased $12.3 million, or 7.7%, due to lower unit volumes partially offset by pricing actions. Net revenue increased in the HVAC/R, electrical, and plumbing end markets.

Net revenues for the six months ended September 30, 2025 increased $86.0 million, or 26.9%, as compared with the six months ended September 30, 2024. The increase was primarily due to the acquisitions of Aspen Manufacturing, PSP Products, and PF WaterWorks ($105.6 million or 33.1%). Organic revenue decreased $19.6 million, or 6.2%, due to lower unit volumes partially offset by pricing actions. Net revenue increased in the HVAC/R, electrical, and plumbing end markets.

Operating income for the three months ended September 30, 2025 increased $7.1 million, or 15.4%, as compared with the three months ended September 30, 2024. The increase was primarily due to the increased revenue and favorable ocean freight costs, partially offset by increased tariffs. Operating income margin of 25.6% for the three months ended September 30, 2025 decreased as compared to 29.1% for the three months ended September 30, 2024. This decrease was due to the inclusion of recent acquisitions and the increase in tariffs, partially offset by pricing actions and lower ocean freight costs.

Operating income for the six months ended September 30, 2025 increased $10.0 million, or 10.4%, as compared with the six months ended September 30, 2024. The increase was primarily due to the increased revenue and favorable ocean freight costs, partially offset by increased tariffs. Operating income margin of 26.2% for the six months ended September 30, 2025 decreased as compared to 30.1% for the six months ended September 30, 2024. This decrease was due to the inclusion of recent acquisitions, increased tariffs and unfavorable revenue mix, partially offset by pricing actions and lower ocean freight costs.

Specialized Reliability Solutions Segment Results

The Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended September 30,
(Amounts in thousands)	2025	2024
Revenues, net	$38,806	$38,534
Operating income	5,093	5,819
Operating margin	13.1%	15.1%

	Six Months Ended September 30,
(Amounts in thousands)	2025	2024
Revenues, net	$75,613	$75,326
Operating income	10,336	12,970
Operating margin	13.7%	17.2%

Net revenues for the three months ended September 30, 2025 was comparable to the three months ended September 30, 2024, with a slight increase of $0.3 million or 0.7%. Net revenue increased in the general industrial and mining end markets and decreased in the energy and rail transportation end markets.

Net revenues for the six months ended September 30, 2025 was comparable to the six months ended September 30, 2024, with a slight increase of $0.3 million or 0.4%. Net revenue increased in the mining and general industrial energy end markets and decreased in the energy and rail transportation end markets.

Operating income for the three months ended September 30, 2025 decreased $0.7 million or 12.5% as compared to the three months ended September 30, 2024. The decrease was primarily due to the escalation in material costs, indirectly driven by tariffs, as well as increased freight costs to support incremental growth of international shipments. Operating income margin of 13.1% for the three months ended September 30, 2025 decreased as compared to 15.1% for the three months ended September 30, 2024 due to the aforementioned increase in expenses.

Operating income for the six months ended September 30, 2025 decreased $2.6 million or 20.3% as compared to the six months ended September 30, 2024. The decrease was primarily due to the escalation in material costs driven by tariffs and commodity pricing and the one-time expenses associated with consolidating a manufacturing plant. Operating income margin of 13.7% for the six months ended September 30, 2025 decreased as compared to 17.2% for the six months ended September 30, 2024 due to the aforementioned increase in cost of materials and manufacturing plant consolidation expenses.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended September 30,
(Amounts in thousands)	2025	2024
Revenues, net	$31,914	$32,673
Operating income	4,831	6,082
Operating margin	15.1%	18.6%

	Six Months Ended September 30,
(Amounts in thousands)	2025	2024
Revenues, net	$63,809	$63,566
Operating income	8,830	11,806
Operating margin	13.8%	18.6%

Net revenues for the three months ended September 30, 2025 decreased $0.8 million or 2.3% as compared to the three months ended September 30, 2024 due to a slight decrease in volume driven by softness in the market and strategic pricing in response to competitive pressures.

Net revenues for the six months ended September 30, 2025 was comparable to the six months ended September 30, 2024, with a slight increase of $0.2 million.

Operating income for the three months ended September 30, 2025 decreased $1.3 million, or 20.6%, as compared with the three months ended September 30, 2024. The decrease was driven by lower revenue, increased material costs and the aforementioned pricing strategies. Operating income margin of 15.1% for the three months ended September 30, 2025 decreased as compared to 18.6% for the three months ended September 30, 2024 due to the aforementioned material costs increases and pricing strategies.

Operating income for the six months ended September 30, 2025 decreased $3.0 million, or 25.2%, as compared with the six months ended September 30, 2024. The decrease was driven primarily by increased material costs, higher warranty expenses and pricing strategies. Operating income margin of 13.8% for the six months ended September 30, 2025 decreased as compared to 18.6% for the six months ended September 30, 2024 due to the aforementioned lower revenue, material costs and warranty expenses increases, and pricing strategies.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (“Revolver Borrowings”) are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths: it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Additionally, we use our Revolver Borrowings to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, make scheduled interest payments on debt and meet our contingent consideration obligations. Absent a material deterioration of market conditions, we believe that cash flows from operating activities and financing activities (which would primarily consist of Revolver Borrowings), will provide adequate resources to satisfy our working capital, scheduled interest payments on debt, anticipated dividend payments, periodic share repurchases, contingent consideration obligations and anticipated capital expenditure requirements for both our short-term and long-term needs.

Cash Flow Analysis

	Six Months Ended September 30,
(Amounts in thousands)	2025	2024
Net cash provided by operating activities	$122,467	$130,169
Net cash used in investing activities	(331,439)	(41,349)
Net cash provided by financing activities	15,141	161,897

Our cash balance (including cash and cash equivalents) at September 30, 2025 was $31.5 million, as compared with $225.8 million at March 31, 2025.

For the six months ended September 30, 2025, our cash provided by operating activities from operations was $122.5 million, as compared with $130.2 million for six months ended September 30, 2024.

•Working capital provided cash for the six months ended September 30, 2025 due to lower accounts receivable ($11.7 million) and higher accounts payable and other current liabilities ($7.3 million), partially offset by higher inventories ($10.1 million) and higher prepaid expenses and other current assets ($5.7 million).
•Working capital provided cash for the six months ended September 30, 2024 due to higher accounts payable and other current liabilities ($40.3 million) and lower accounts receivable ($11.3 million), partially offset by higher inventories ($25.3 million) and higher prepaid and other current assets ($2.1 million).

Cash flows used in investing activities from operations during the six months ended September 30, 2025 were $331.4 million, as compared with $41.3 million used in investing activities for the six months ended September 30, 2024.

•Capital expenditures during the six months ended September 30, 2025 and 2024 were $6.0 million and $8.6 million, respectively. Our capital expenditures have been focused on capacity expansion (including $0.6 million and $0.4 million during the current and prior year periods for the Whitmore JV), enterprise resource planning systems, new product introductions, continuous improvement and automation of manufacturing facilities.
•During the six months ended September 30, 2025, we acquired Aspen Manufacturing for an aggregate purchase price, net of cash received, of $325.3 million, including $313.5 million in cash consideration and working capital adjustment of $11.8 million, as discussed in Note 2 to our consolidated financial statements in this Quarterly Report.
•During the six months ended September 30, 2024, we acquired PSP for an aggregate purchase price of $51.3 million, including $32.5 million in cash consideration at closing, as discussed in Note 2 to our consolidated financial statements in this Quarterly Report.
•During the six months ended September 30, 2024, $0.5 million was paid to acquire a long-term investment.

Cash flows provided by financing activities during the six months ended September 30, 2025 and 2024 were $15.1 million and $161.9 million, respectively.

•Net borrowings (repayments) on our Revolving Credit Facility (as discussed in Note 7 to our consolidated financial statements included in this Quarterly Report) of $60.0 million and $(166.0) million during the six months ended September 30, 2025 and 2024, respectively.
•As discussed in Note 11 to our consolidated financial statements included in this Quarterly Report, repurchases of shares under our share repurchase program of $23.0 million and $8.9 million during the six months ended September 30, 2025 and 2024, respectively.
•In connection with the vesting of equity awards under our Long Term Incentive Plan, $4.4 million and $3.3 million were tendered by employees to satisfy minimum tax withholding requirements during the six months ended September 30, 2025 and 2024, respectively.
•Payments of $2.8 million of underwriting discounts and fees in connection with our Third Credit Agreement during the six months ended September 30, 2025, as discussed in Note 7 to our consolidated financial statements included in this Quarterly Report.
•During the six months ended September 30, 2024, we received proceeds of $347.4 million in connection with our September 2024 follow-on equity offering, net of underwriting fees and discounts and expenses incurred directly related to the offering, as discussed in Note 11 to our consolidated financial statements in this Quarterly Report.

•Dividend payments of $9.1 million and $6.5 million during the six months ended September 30, 2025 and 2024, respectively.

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

Financing

Credit Facilities

See Note 7 to our consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of September 30, 2025. See Note 9 to our consolidated financial statements included in this Quarterly Report for a discussion of our interest rate swaps.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the six months ended September 30, 2025.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. From time to time, we manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility (defined in Note 7). In September 2024, the hedge was terminated as described in Note 9. At September 30, 2025, we had $60.0 million in unhedged variable rate indebtedness with an average interest rate of 5.4%, each quarter point change in interest rates would result in a change of approximately $0.2 million in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct an immaterial portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than our operations' functional currency. We recognized foreign currency transaction net gain (loss) of $0.6 million and $(0.6) million for the six months ended September 30, 2025 and 2024, respectively, which are included in other expense, net on our Consolidated Statements of Income. We realized a net gain (loss) associated with foreign currency translation gain (loss) of $0.1 million and $1.2 million for the six months ended September 30, 2025 and 2024, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at September 30, 2025, a 10% change in the foreign currency exchange rates for the six months ended September 30, 2025 would have impacted our net earnings by approximately 4%.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar revenue volumes or prices.

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

On May 1, 2025, we completed the Aspen Manufacturing acquisition. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Aspen Manufacturing. These exclusions are consistent with the Securities and Exchange Commission Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Aspen Manufacturing accounted for 24.4% of our total assets and 19.4% of our total net revenue as of and for the three months ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
July 1 - 31	5,476	(a)	$286.88	5,476	$187.0
August 1 - 31	21,165	(a)	252.71	21,165	181.6
September 1 - 30	46,270	(a)	246.39	46,270	170.2
Total	72,911			72,911

(a) On November 18, 2024, we announced that our Board of Directors authorized a new program to repurchase up to $200.0 million of our common stock, which replaced the prior $100.0 million program. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2026, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. A total of 108,495 shares have been repurchased under the current program.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, the following officer of the Company adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K promulgated under the Exchange Act) that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act:

•Joseph Armes, the Company’s Chairman, Chief Executive Officer and President, adopted a Rule 10b5-1 trading arrangement on August 12, 2025. Under Mr. Armes’ trading arrangement, he may sell an aggregate of up to 18,000 shares of the Company’s common stock, which are intended to be sold on a monthly basis in equal installments, to the extent practicable. Any sales under the trading arrangement will be made during the period beginning February 15, 2026 (which occurs after the January 2025 termination of his existing Rule 10b5-1 trading arrangement pursuant to its terms) and ending January 15, 2027.

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

CSW INDUSTRIALS, INC.

October 30, 2025	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

October 30, 2025	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)