Form 10-Q
period 2025-12-31
CSW INDUSTRIALS, INC.
filed 2026-01-29
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 26, 2026, there were 16,470,230 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2025 and 2024 (unaudited)	1
	Consolidated Balance Sheets as of December 31, 2025 and March 31, 2025 (unaudited)	3
	Consolidated Statements of Equity as of December 31, 2025 and 2024 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended December 31, 2025 and 2024 (unaudited)	6
	Notes to the Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5.	Other Information	44
Item 6.	Exhibits	45
SIGNATURES		46

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Revenues, net	$232,992	$193,649	$773,589	$647,752
Cost of revenues	(140,549)	(113,543)	(446,519)	(356,324)
Gross profit	92,443	80,106	327,070	291,428
Selling, general and administrative expenses	(75,105)	(50,511)	(198,076)	(155,224)
Operating income	17,338	29,595	128,994	136,204
Interest expense, net	(8,118)	1,976	(10,460)	(1,884)
Other loss, net	(1,322)	(298)	(785)	(716)
Income before income taxes	7,898	31,273	117,749	133,604
Provision for income taxes	2,699	(4,315)	(25,168)	(31,175)
Net income	10,597	26,958	92,581	102,429
Less: Income attributable to redeemable noncontrolling interest	(336)	(10)	(738)	(839)
Net income attributable to CSW	$10,261	$26,948	$91,843	$101,590

Net income per share attributable to CSW
Basic	$0.62	$1.60	$5.49	$6.32
Diluted	$0.62	$1.60	$5.47	$6.30

Weighted average number of shares outstanding:
Basic	16,580	16,792	16,724	16,066
Diluted	16,641	16,872	16,781	16,136

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2025	2024	2025	2024
Net income	$10,597	$26,958	$92,581	$102,429
Other comprehensive income (loss):
Foreign currency translation adjustments	481	(3,674)	609	(2,493)
Cash flow hedging activity, net of taxes of $194, $0, $194 and $295, respectively	(730)	—	(730)	(1,111)
Pension and other postretirement effects, net of taxes of $0, $0, $(1) and $0, respectively	1	—	5	1
Other comprehensive loss	(248)	(3,674)	(116)	(3,603)
Comprehensive income	$10,349	$23,284	$92,465	$98,826
Less: Comprehensive income attributable to redeemable noncontrolling interest	(336)	(10)	(738)	(839)
Comprehensive income attributable to CSW	$10,013	$23,274	$91,727	$97,987

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except for per share amounts)	December 31, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$40,238	$225,845
Accounts receivable, net of allowance for expected credit losses of $1,196 and $1,137, respectively	144,524	155,651
Inventories, net	315,410	194,876
Prepaid expenses and other current assets	34,500	16,489
Total current assets	534,672	592,861
Property, plant and equipment, net of accumulated depreciation of $124,731 and $113,219, respectively	108,220	93,415
Goodwill	640,062	264,092
Intangible assets, net	918,065	357,910
Other assets	84,513	70,787
Total assets	$2,285,532	$1,379,065

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73,072	$54,767
Accrued and other current liabilities	123,639	92,435
Current portion of long-term debt	29,458	—
Total current liabilities	226,169	147,202
Long-term debt	768,298	—
Retirement benefits payable	1,050	1,083
Other long-term liabilities	203,973	138,347
Total liabilities	1,199,490	286,632
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	18,925	20,187
Equity:
Common shares, $0.01 par value	178	177
Shares authorized – 50,000
Shares issued – 17,875 and 17,810, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	516,498	501,286
Treasury shares, at cost (1,405 and 1,027 shares, respectively)	(220,542)	(122,125)
Retained earnings	783,226	705,035
Accumulated other comprehensive loss	(12,243)	(12,127)
Total equity	1,067,117	1,072,246
Total liabilities, redeemable noncontrolling interest and equity	$2,285,532	$1,379,065
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2025	$177	$(122,125)	$501,286	$705,035	$(12,127)	$1,072,246
Share-based compensation	—	—	4,037	—	—	4,037
Stock activity under stock plans	1	(4,429)	—	—	—	(4,428)
Reissuance of treasury shares	—	1,105	3,754	—	—	4,859
Repurchase of common shares	—	(4,662)	—	—	—	(4,662)
Net income	—	—	—	40,925	—	40,925
Dividends	—	—	23	(4,556)	—	(4,533)
Other comprehensive income, net of tax	—	—	—		1,384	1,384
Balance at June 30, 2025	$178	$(130,111)	$509,100	$741,404	$(10,743)	$1,109,828
Share-based compensation	—	—	3,591	—	—	3,591
Repurchase of common shares	—	(18,320)	—	—	—	(18,320)
Net income	—	—	—	40,656	—	40,656
Dividends	—	—	28	(4,564)	—	(4,536)
Other comprehensive loss, net of tax	—	—	—	—	(1,252)	(1,252)
Balance at September 30, 2025	$178	$(148,431)	$512,719	$777,496	$(11,995)	$1,129,967
Share-based compensation	—	—	3,751	—	—	3,751
Stock activity under stock plans	—	(1,730)	—	—	—	(1,730)
Repurchase of common shares	—	(70,381)	—	—	—	(70,381)
Net income	—	—	—	10,261	—	10,261
Dividends	—	—	28	(4,531)	—	(4,503)
Other comprehensive income, net of tax	—	—	—	—	(248)	(248)
Balance at December 31, 2025	$178	$(220,542)	$516,498	$783,226	$(12,243)	$1,067,117

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	$164	$(95,643)	$137,253	$583,075	$(9,126)	$615,723
Share-based compensation	—	—	3,746	—	—	3,746
Stock activity under stock plans	—	(3,313)	—	—	—	(3,313)
Reissuance of treasury shares	—	1,211	2,948	—	—	4,159
Repurchase of common shares	—	(4,661)	—	—	—	(4,661)
Net income	—	—	—	38,591	—	38,591
Dividends	—	—	23	(3,285)	—	(3,262)
Other comprehensive loss, net of tax	—	—	—	—	(825)	(825)
Balance at June 30, 2024	$164	$(102,406)	$143,970	$618,381	$(9,951)	$650,158
Share-based compensation	—	—	3,145	—	—	3,145
Repurchase of common shares	—	(4,230)	—	—	—	(4,230)
Net income	—	—	—	36,051	—	36,051
Dividends	—	—	26	(3,287)	—	(3,261)
Equity issuance	13	—	347,394	—	—	347,407
Other comprehensive loss, net of tax	—	—	—	—	896	896
Balance at September 30, 2024	$177	$(106,636)	$494,535	$651,145	$(9,055)	$1,030,166
Share-based compensation	—	—	3,345	—	—	3,345
Stock activity under stock plans	—	(3,916)	—	—	—	(3,916)
Repurchase of common shares	—	(4,815)	—	—	—	(4,815)
Net income	—	—	—	26,948	—	26,948
Dividends	—	—	26	(4,057)	—	(4,031)
Other comprehensive loss, net of tax	—	—	—	—	(3,674)	(3,674)
Balance at December 31, 2024	$177	$(115,367)	$497,906	$674,036	$(12,729)	$1,044,023

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
(Amounts in thousands)	2025	2024
Cash flows from operating activities:
Net income	$92,581	$102,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,822	10,714
Amortization of acquisition-related intangible assets & inventory step-up	34,975	20,215
Amortization of deferred financing fees	763	577
Provision for inventory reserves	4,025	1,779
Provision for credit losses	336	946
Share-based compensation	11,379	10,237
Net loss (gain) on disposals of property, plant and equipment	553	(89)
Net pension benefit	50	49
Net deferred taxes	894	1,244
Changes in operating assets and liabilities:
Accounts receivable	44,460	32,316
Inventories	(37,807)	(42,536)
Prepaid expenses and other current assets	(14,048)	(17,174)
Other assets	(1,147)	1,565
Accounts payable and other current liabilities	8,287	21,372
Retirement benefits payable and other liabilities	(5,788)	(2,575)
Net cash provided by operating activities	151,335	141,069
Cash flows from investing activities:
Capital expenditures	(12,130)	(11,735)
Proceeds from sale of assets	173	153
Cash paid for investments	—	(2,500)
Cash paid for acquisitions, net of cash received	(1,000,179)	(83,457)
Net cash used in investing activities	(1,012,136)	(97,539)
Cash flows from financing activities:
Borrowings on line of credit	435,492	32,723
Repayments of line of credit	(235,393)	(198,723)
Borrowings on Term Loan A	600,000	—
Payments of deferred loan costs	(5,271)	—
Purchase of treasury shares	(98,772)	(20,935)
Payments of contingent consideration	(4,988)	(1,034)
Proceeds from equity issuance	—	347,407
Distributions to redeemable noncontrolling interest shareholder	(2,000)	—
Dividends	(13,576)	(10,554)
Net cash provided by financing activities	675,492	148,884
Effect of exchange rate changes on cash and equivalents	(298)	(816)
Net change in cash and cash equivalents	(185,607)	191,598
Cash and cash equivalents, beginning of period	225,845	22,156
Cash and cash equivalents, end of period	$40,238	$213,754

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Aspen ManufacturingTM, Balco®, Cover Guard®, Deacon®, Dust Free®, Falcon Stainless®, Greco®, Hydrotex®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, MARS®, Metacaulk®, No. 5®, OilSafe®, PF WaterWorksTM, ProAction Fluids®, PSP ProductsTM, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

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

Basis of Presentation

The consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSW and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our non-controlling 50% investment in a variable interest entity (“VIE”) for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSW’s financial position as of December 31, 2025, and the results of operations for the nine month periods ended December 31, 2025 and 2024. All adjustments are of a normal, recurring nature.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2027 with early adoption permitted should be applied prospectively. The amendments will be effective for our Form 10-K for fiscal 2029 and our Form 10-Q for the first quarter of 2029. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270): Narrow-Scope Improvements. The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. This ASU will be effective for our Form 10-K for fiscal 2029 and our Form 10-Q for the first quarter of 2029. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

In December 2025, the FASB issued ASU 2025-12 Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. This ASU will be effective for our Form 10-K for fiscal

2028 and our Form 10-Q for the first quarter of 2028. We do not expect the adoption to have a material impact on our financial statement disclosures.

2. ACQUISITIONS

Dusk Acquisition Corporation

On November 4, 2025, we acquired 100% of the equity interests of Dusk Acquisition Corporation and its wholly owned subsidiaries, Motors & Armatures Parts, LLC and HVAC South, LLC (collectively, “MARS Parts”), based in Hauppauge, New York, for an aggregate purchase price of $667.5 million (including $6.0 million cash acquired), comprised of cash consideration of $650.0 million, estimated cash on balance sheet at closing of $4.1 million, and contingent considerations initially measured at $13.4 million based on MARS Parts meeting defined financial targets over a period of one year. The cash consideration was funded with a combination of the TLA (as defined in Note 7) and borrowings under our existing Revolving Credit Facility (as defined in Note 7). As of the acquisition date, the estimated fair value of the contingent consideration was classified as a current liability of $13.4 million, which was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations. MARS Parts is one of the largest providers of HVAC/R parts and supplies in North America, and a leading provider of motors and capacitors. With a product mix more heavily focused on repair versus replacement, we expect MARS Parts will strategically complement our current HVAC/R end market, which traditionally has been more focused on new unit installations and replacements.

The MARS Parts acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). Pursuant to Topic 805, the Company allocated the MARS Parts purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, November 4, 2025. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluation of the facts and circumstances available as of November 4, 2025, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, is ongoing. The primary areas of preliminary purchase accounting price allocation subject to changes relate to the assumptions used in the valuation model, the valuation of working capitals and property, plant and equipment, and deferred tax balances. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the Company's best initial estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Initial Estimated Fair Value
Cash	$5,973
Accounts Receivable	16,296
Inventory	54,520
Income Tax Receivable	1,934
Other Current Assets	1,606
Property, Plant and Equipment	6,644
Trade Name (indefinite life)	45,000
Customer Lists (useful life of 15 years)	349,000
Right-Of-Use Assets	5,205
Other Long-Term Assets	635
Accounts Payable	(7,645)
Accrued and Other Current Liabilities	(10,729)
Lease Liabilities - Short-Term	(1,341)
Deferred Tax Liabilities	(60,679)
Lease Liabilities - Long-Term	(3,864)
Estimated fair value of net assets acquired	402,555
Goodwill	264,981
Total Purchase Price	$667,536

Goodwill of $265.0 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC/R end market. The goodwill recorded as part of this acquisition is included in the Contractor Solutions segment. The Company has assumed the seller's tax basis in goodwill ($16.7 million) and intangible assets ($143.9 million), which will continue to be amortized over the remaining tax life of 14 years.

MARS Parts generated net revenue of $16.9 million and net loss before income taxes of $3.8 million for the period from the acquisition date to December 31, 2025, primarily driven by the expenses incurred to rapidly integrate the business post acquisition. MARS Parts activity is currently included in our Contractor Solutions segment. During the three and nine months ended December 31, 2025, the Company incurred $1.9 million and $3.4 million, respectively, of transaction expenses in connection with the MARS Parts acquisition. Transaction expenses are included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solutions and Other segments.

Aspen Manufacturing, LLC

On May 1, 2025, we acquired 100% of the equity interests of Aspen Manufacturing, LLC (“Aspen Manufacturing”), based in Humble, Texas, for an aggregate purchase price of $327.6 million (including $2.3 million cash acquired), comprised of cash consideration of $313.5 million and working capital adjustments of $14.1 million. The cash consideration was funded with cash on hand and borrowings under our existing Revolving Credit Facility (as defined in Note 7). Aspen Manufacturing is one of the largest independent evaporator coil and air handler manufacturers for the HVAC/R industry and is recognized as a leader in product quality and indoor comfort. Aspen Manufacturing’s current product suite includes a vast range of high-quality residential and light commercial evaporator coils, blowers, and air handling units for single-family, multi-family, and manufactured homes.

The Aspen Manufacturing acquisition was accounted for as a business combination under Topic 805. Pursuant to Topic 805, the Company allocated the Aspen Manufacturing purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, May 1, 2025. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluation of the facts and circumstances available as of May 1, 2025, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, is ongoing. The primary areas of preliminary purchase accounting price allocation subject to changes relate to the valuation of working capitals, income tax contingency and related indemnification asset and value of property, plant and equipment. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the Company's best initial estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

	Initial Estimated Fair Value	Measurement Period Adjustments	Updated Initial Estimated Fair Value
Cash	$2,289	$—	$2,289
Accounts Receivable	15,253	(62)	15,191
Inventory	30,851	311	31,162
Other Current Assets	150	—	150
Property, Plant and Equipment	7,916	—	7,916
Trade Name (indefinite life)	22,000	—	22,000
Customer Lists (useful life of 15 years)	165,000	—	165,000
Right-Of-Use Assets	11,855	—	11,855
Long-Term Indemnity Asset	400	—	400
Other Long-Term Assets	—	1,789	1,789
Accounts Payable	(5,459)	—	(5,459)
Accrued and Other Current Liabilities	(8,943)	(167)	(9,110)
Lease Liabilities - Short-Term	(1,019)	—	(1,019)
Lease Liabilities - Long-Term	(10,836)	—	(10,836)
Contingency Reserve	(400)	—	(400)
Other Long-Term Liabilities	(3,600)	—	(3,600)
Estimated fair value of net assets acquired	225,457	1,871	227,328
Goodwill	100,421	(177)	100,244
Total Purchase Price	$325,878	$1,694	$327,572

Goodwill of $100.2 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC/R end market. The goodwill recorded as part of this acquisition is included in the Contractor Solutions segment. The goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes.

Aspen Manufacturing generated net revenue of $108.0 million and net income before income taxes of $16.2 million for the period from the acquisition date to December 31, 2025. Aspen Manufacturing activity is currently included in our Contractor Solutions segment. During the year ended March 31, 2025, the Company incurred $1.1 million of transaction expenses in connection with the Aspen Manufacturing acquisition. During the three and nine months ended December 31, 2025, the Company incurred $0.0 million and $0.4 million, respectively, of transaction expenses in connection with the Aspen Manufacturing acquisition. Transaction expenses are included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solutions and Other segments.

Proforma Consolidated Financial Information

Pursuant to Topic 805, unaudited supplemental proforma results of operations for the three and nine months ended December 31, 2025 and 2024, as if the acquisitions of MARS Parts and Aspen Manufacturing had occurred on April 1, 2024, are presented below (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue, net	$246,464	$253,677	$923,777	$906,799
Net income attributable to CSW	11,959	16,811	102,148	88,647

Net income per share attributable to CSW
Basic	$0.72	$1.00	$6.11	$5.52
Diluted	$0.72	$1.00	$6.09	$5.49

These proforma results do not present financial results that would have been realized had the acquisition occurred on April 1, 2024, nor are they intended to be a projection of future results. The unaudited proforma results include certain proforma adjustments to net income that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2024, including the following:

•Additional amortization expense of $1.9 million and $14.5 million for the three and nine months ended December 31, 2025, respectively, and $8.6 million and $25.7 million for the three and nine months ended December 31, 2024, respectively, that would have been recognized as a result of the allocation of purchase consideration to customer lists subject to amortization;
•Excluded amortization expense of $1.1 million and $2.9 million for the three and nine months ended December 31, 2025, respectively, and additional $0.0 million and $5.2 million to the three and nine months ended December 31, 2024, respectively, that would have been recognized as a result of the allocation of purchase consideration to acquisition inventory step-up;
•Additional depreciation expense of $0.0 million and $0.1 million for the three and nine months ended December 31, 2025, respectively, and $0.2 million and $0.5 million for the three and nine months ended December 31, 2024, respectively, that would have been recognized as a result of the fair value step-up of the property, plant and equipment;
•Additional representation and warranty insurance expense of $0.1 million and $0.5 million for the three and nine months ended December 31, 2025, respectively, and $0.3 million and $0.9 million for the three and nine months ended December 31, 2024, respectively;
•Excluded transaction expenses of $2.0 million and $3.9 million for the three and nine months ended December 31, 2025, and additional $0.0 million and $5.0 million for the three and nine months ended December 31, 2024, respectively, that would have been recognized;
•Estimated additional interest expense of $2.9 million and $20.8 million for the three and nine months ended December 31, 2025, respectively, and $13.0 million and $39.0 million for the three and nine months ended December 31, 2024, respectively, as a result of incurring additional borrowing;
•Estimated cost and operating expense savings of $0.4 million and $3.0 million for the three and nine months ended December 31, 2025, respectively, and $0.9 million and $2.6 million for the three and nine months ended December 31, 2024, respectively, as a result of management operational synergies; and
•Income tax benefit of the proforma adjustments, calculated using a blended statutory income tax rate of 25.0%, of $0.8 million and $7.4 million for the three and nine months ended December 31, 2025, respectively, and $5.3 million and $17.6 million for the three and nine months ended December 31, 2024, respectively.

ProAction Fluids, LLC

On November 20, 2025, we acquired certain assets of ProAction Fluids, LLC (“ProAction Fluids”), based in Shreveport, Louisiana for a cash consideration of $9.5 million, which was funded with borrowings under our existing Revolving Credit Facility (as defined in Note 7). ProAction Fluids offers performance-tested drilling fluids, lubricants, sealants, and compounds for the horizontal directional drilling ("HDD") market that expand upon, and are complimentary to, our existing general industrial product portfolio. During the nine months ended December 31, 2025, we incurred $0.1 million in transaction expenses in connection with the ProAction Fluids acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Specialized Reliability Solutions segment.

The ProAction Fluids acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $6.8 million allocated to goodwill, which represents the value expected to be obtained from owning products that are expanding our existing general industrial offerings. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($1.4 million), trade name ($0.5 million), inventory ($0.7 million), and other assets ($0.1 million). Customer lists are being amortized over 15 years, while the trade name and goodwill are not being amortized.  The Company’s evaluation of the facts and circumstances available as of November 20, 2025 to assign fair values to assets acquired is ongoing. The primary area of preliminary purchase price allocation subject to change relates to the assumptions used in the valuation model. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. ProAction Fluids activity has been included in our Specialized Reliability Solutions segment since the acquisition date.

The disclosure of ProAction Fluids' post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

Hydrotex Holdings, Inc.

On November 5, 2025, we acquired certain assets of Hydrotex Holdings, Inc. (“Hydrotex”), based in Dallas, Texas for an aggregate purchase price of $17.0 million, comprised of cash considerations of $17.0 million and estimated working capital true-up adjustment of less than $0.1 million. The cash consideration was funded with borrowings under our existing Revolving Credit Facility (as defined in Note 7). Hydrotex offers high-performance lubricants designed to enhance operational efficiency, reduce equipment wear, and extend service life that expand upon, and are complimentary to, our existing general industrial products portfolio. During the nine months ended December 31, 2025, we incurred $0.5 million in transaction expenses in connection with the Hydrotex acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Specialized Reliability Solutions segment.

The Hydrotex acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $2.8 million allocated to goodwill, which represents the value expected to be obtained from owning products that are expanding our existing general industrial offerings and provide additional drain lubricant solutions to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($7.6 million), trade name ($1.3 million), accounts receivable ($1.6 million), inventory ($3.5 million), other current assets ($0.1 million), and other assets ($0.9 million), net of current liabilities ($0.8 million). Customer lists are being amortized over 15 years, while the trade name and goodwill are not being amortized.  The Company’s evaluation of the facts and circumstances available as of November 5, 2025 to assign fair values to assets acquired is ongoing. The primary area of preliminary purchase price allocation subject to change relates to the assumptions used in the valuation model and the valuation of working capital and property, plant and equipment. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. Hydrotex activity has been included in our Specialized Reliability Solutions segment since the acquisition date.

The disclosure of Hydrotex' post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

PF WaterWorks, L.P.

On November 4, 2024, we acquired certain assets of PF WaterWorks, L.P. (“PF WaterWorks”), based in Houston, Texas for an aggregate purchase price of $45.8 million, comprised of cash considerations of $40.0 million, a working capital adjustment of $2.6 million and contingent considerations initially measured at $3.2 million based on PF WaterWorks meeting defined financial targets over a period of 3.2 years. The cash consideration was funded with cash on hand. PF WaterWorks offers innovative, eco-friendly drain management solutions that expand upon, and are complimentary to, our existing plumbing product portfolio. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $3.2 million, which was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations. During the year ended March 31, 2025, we incurred $1.4 million in transaction expenses in connection with the PF WaterWorks acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment. During the nine months ended December 31, 2025, no transaction expenses were incurred in connection with the PF WaterWorks acquisition.

The PF WaterWorks acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $10.9 million allocated to goodwill, which represents the value expected to be obtained from owning products that are expanding our existing plumbing offerings and provide additional drain management solutions to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($26.2 million), trade name ($3.1 million), patent ($0.6 million), accounts receivable ($1.5 million), inventory ($3.8 million), other current assets ($0.2 million), and other assets ($0.4 million), net of current liabilities ($0.7 million) and other liabilities ($0.1 million). Customer lists and patent are being amortized over 15 years and 5 years, respectively, while the trade name and goodwill are not being amortized.  During the three months ended December 31, 2025, the Company completed the evaluation of the facts and circumstances available as of November 4, 2024, to assign fair values to assets and liabilities acquired. Goodwill and all intangible assets are deductible and amortized over 15 years for income tax purposes. PF WaterWorks activity has been included in our Contractor Solutions segment since the acquisition date.

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

	December 31, 2025	March 31, 2025
Cash	$4,081	$9,591
Accounts receivable, net	8,727	8,407
Inventories, net	4,920	4,823
Prepaid expenses and other current assets	241	254
Property, plant and equipment, net	15,143	13,452
Intangible assets, net	4,252	4,859
Other assets	783	597
Total assets	$38,147	$41,983

Accounts payable	$5,606	$7,755
Accrued and other current liabilities	2,031	1,605
Other long-term liabilities	807	414
Total liabilities	$8,444	$9,774

During the three and nine months ended December 31, 2025, the Whitmore JV generated net income of $0.7 million and $1.5 million, respectively.

The Whitmore JV’s LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV’s net assets. This put option can be exercised, at either member’s discretion, by providing written notice to the other member during the month of July 2024 and every two years thereafter. No put option was provided in July 2024. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the nine-month period ended December 31, 2025 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of the fiscal year	$20,187	$19,355
Net income attributable to redeemable noncontrolling interest	738	839
Distributions to redeemable noncontrolling interest shareholder	(2,000)	—
Ending balance	$18,925	$20,194

4. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2025	March 31, 2025
Raw materials and supplies	$101,170	$54,761
Work in process	5,140	5,969
Finished goods	221,969	144,897
Total inventories	328,279	205,627
Less: Obsolescence reserve	(12,869)	(10,751)
Inventories, net	$315,410	$194,876

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of December 31, 2025 and March 31, 2025 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at March 31, 2025	$230,880	$9,437	$23,775	$264,092
ProAction Fluids acquisition	—	6,827	—	6,827
Hydrotex acquisition	—	2,820	—	2,820
MARS Parts acquisition	264,981	—	—	264,981
Aspen Manufacturing acquisition	100,244	—	—	100,244
PF WaterWorks acquisition	619	—	—	619
Currency translation	(62)	147	394	479
Balance at December 31, 2025	$596,662	$19,231	$24,169	$640,062

The following table provides information about our intangible assets (in thousands, except years):

		December 31, 2025		March 31, 2025
	Weighted Avg Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	10	$17,786	$(11,032)	$17,784	$(10,189)
Customer lists and amortized trademarks	15	926,323	(158,494)	402,765	(127,551)
Non-compete agreements	6	1,000	(770)	1,000	(639)
Other	10	6,276	(3,455)	6,277	(3,141)
		$951,385	$(173,751)	$427,826	$(141,520)
Trade names and trademarks not being amortized:		$140,431	$—	$71,604	$—

Amortization expenses for the three and nine months ended December 31, 2025 were $14.7 million and $32.7 million, respectively. Amortization expenses for the three and nine months ended December 31, 2024 were $6.4 million and $18.3 million, respectively. The following table shows the estimated future amortization for intangible assets, as of December 31, 2025, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2026	$14,517
2027	60,971
2028	60,579
2029	60,503
2030	60,437
Thereafter	520,627
Total	$777,634

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

The 2024 Plan provides for the issuance of up to 850,000 shares of CSW common stock (less any shares granted pursuant to awards under the 2015 Plan prior to the 2024 Plan Registration) through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to employees, officers and non-employee directors. As of December 31, 2025, and due to awards granted under the 2015 Plan prior to the 2024 Plan Registration, as well as new grant activity under the 2024 Plan, 784,102 shares were reserved and available for issuance under the 2024 Plan.

We recorded share-based compensation expense as follows for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Share-based compensation expense	$3,751	$3,345	$11,379	$10,237
Related income tax benefit (a)	(938)	(836)	(2,845)	(2,559)
Net share-based compensation expense	$2,813	$2,509	$8,534	$7,678
(a) Income tax benefit is estimated using the statutory rate.

Restricted share activity was as follows:

	Nine Months Ended December 31, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2025:	194,149	$203.62
Granted (a)	64,929	317.83
Vested (a)	(71,780)	177.46
Canceled	(3,396)	253.80
Outstanding at December 31, 2025	183,902	$235.72
(a) Including incremental shares delivered to grant recipients as a result of performance-based awards vesting in excess of target (100%).

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of December 31, 2025 and 2024 included 82,428 and 95,225 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-200% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted no awards with performance-based vesting provisions during the three months ended December 31, 2025 and 2024. We granted 16,982 and 18,962 awards with performance-based vesting provisions during the nine months ended December 31, 2025 and 2024, respectively, with a vesting range of 0%-200%.

At December 31, 2025, we had unrecognized compensation cost related to unvested restricted shares of $21.7 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 2.1 years. The total fair value of restricted shares granted during the three months ended December 31, 2025 and 2024 was $6.0 million and $7.1 million, respectively. The total fair value of restricted shares granted during the nine months ended December 31, 2025 and 2024 was $14.3 million and $14.3 million, respectively. The total fair value of restricted shares vested during the three months ended December 31, 2025 and 2024 was $7.2 million and $11.8 million, respectively. The total fair value of restricted shares vested during the nine months ended December 31, 2025 and 2024 was $19.8 million and $22.1 million, respectively.

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2025	March 31, 2025
Revolving Credit Facility, interest rate of 5.46% (a) and N/A (b)	$200,099	$—
Senior Secured Term Loan A, interest rate of 5.32% (a) and N/A (b)	600,000	—
Total debt, gross	800,099	—
Less: Current portion	(29,458)	—
Less: Deferred TLA financing costs, net of amortization	(2,343)	—
Long-term debt, net	$768,298	$—
(a) Represents the interest rate effective on December 31, 2025, including the impact from the interest rate swap discussed in Note 9.
(b) Interest rate effective on March 31, 2025 was not applicable due to there being no outstanding balance under the Revolving Credit Facility and the non-existence of the Senior Secured Term Loan A at that date.

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

On May 2, 2025, we entered into a Third Amended and Restated Credit Agreement (the “Third Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent, and the lenders, issuing banks and swingline lender party thereto. The Third Credit Agreement provides for a $700.0 million revolving credit facility that contains a $30.0 million sublimit for the issuance of letters of credit, a $15.0 million sublimit for swingline loans and an additional accordion feature of $250 million. The Third Credit Agreement was scheduled to mature on May 2, 2030. The Company incurred a total of $2.8 million in financing fees, including underwriting fees, which will be amortized over the life of the Third Credit Agreement. The deferred financing fees are recorded in our consolidated balance sheets in other assets. Borrowings under the Third Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or the adjusted term SOFR rate plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Third Credit Agreement as the highest of (i) the Federal Reserve Bank of New York effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month adjusted term SOFR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable monthly and quarterly, respectively, and the outstanding principal balance is due at the maturity date. The Third Credit Agreement is secured by a first priority lien on substantially all tangible and intangible assets and stock issued by the Company and its material domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

On November 4, 2025, we entered into a Fourth Amended and Restated Credit agreement (the "Fourth Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent, and the lenders, issuing banks and swingline lender party thereto. The Fourth Credit Agreement, among other things, provides for: (i) the continuation of the existing revolving credit facility in the aggregate principal committed amount of up to $700.0 million (the “RCF”); (ii) the extension of the maturity date of the RCF until November 4, 2030; and (iii) the establishment of a new senior secured term loan “A” credit facility (the “TLA”) in an aggregate principal amount of up to $600.0 million, and having a maturity date of November 4, 2030.

During the nine months ended December 31, 2025, we borrowed $435.5 million and repaid $235.4 million under the Revolving Credit Facility. As of December 31, 2025 and March 31, 2025, we had $200.1 million and $0.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the Revolving Credit Facility of $498.6 million and $498.7 million, respectively, net of credit utilization. The financial covenants contained in the Third Credit Agreement require the maintenance of a maximum leverage ratio of 3.50 to 1.00, subject to a temporary increase to 4.00 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the Third Credit Agreement. The Third Credit Agreement also requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00, the calculations and terms of which are defined in the Third Credit Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of December 31, 2025.

Senior Secured Term Loan A

On November 4, 2025, we entered into a Fourth Credit Agreement, as aforementioned, which provided the establishment of the TLA to finance a portion of the purchase price of the MARS Parts acquisition (including payment of related fees, premiums, expenses and other transaction costs) as discussed in Note 2. The Company incurred a total of $2.4 million in financing fees, including underwriting fees, which will be amortized over the life of the Fourth Credit Agreement. The deferred financing fees are recorded in our consolidated balance sheets in long-term debt and the current portion of long-term debt. The TLA amortizes in equal quarterly installments of 1.25% of the initial aggregate principal amount of the TLA, with the total outstanding balance due in full on maturity of November 4, 2030. Borrowings under the TLA bear interest at either base rate plus between 0.25% to 1.5% or the adjusted term SOFR rate plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this term loan. Interest and commitment fees are payable monthly and quarterly, respectively. As of December 31, 2025 and March 31, 2025, we had $600.0 million and $0.0 million, respectively, in principal amount outstanding.

Interest payments on the first $300.0 million borrowing under the TLA are hedged under an interest rate swap agreement as described in Note 9.

Future Minimum Debt Payments

Future minimum debt payments are as follows for the years ending March 31 (in thousands):

2026	$7,500
2027	30,000
2028	30,000
2029	30,000
2030	30,000
November 2030	672,599
Total	$800,099

8. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 22 years, some of which include escalation clauses and/or options to extend or terminate the leases. We have immaterial financing lease arrangements.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Components of Operating Lease Expense
Operating lease expense (a)	$4,497	$3,258	$12,447	$9,605
Short-term lease expense	95	245	383	695
Total operating lease expense	$4,592	$3,503	$12,830	$10,300
(a) Included in cost of revenues and selling, general and administrative expenses

(in thousands)	December 31, 2025	March 31, 2025
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$71,488	$62,061

Short-term lease liabilities (c)	$13,728	$11,244
Long-term lease liabilities (c)	64,935	58,120
Total operating lease liabilities	$78,663	$69,364
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Nine Months Ended December 31,
(in thousands)	2025	2024
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (d)	$12,470	$9,486
Right-of-use assets obtained in exchange for new operating lease liabilities	1,714	26,973
(d) Included in our Consolidated Statements of Cash Flows under operating activities in net income and accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	6.50	7.25
Weighted average discount rate	5.7%	5.2%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2026 (excluding the nine months ended December 31, 2025)	$4,638
2027	17,248
2028	15,780
2029	14,257
2030	11,942
Thereafter	31,596
Total lease liabilities	95,461
Less: Imputed interest	(16,798)
Present value of lease liabilities	$78,663

9. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

From time to time, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt.

On February 2, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million of borrowings under our Revolving Credit Facility. This interest rate swap fixed the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our Revolving Credit Facility and was scheduled to expire on May 18, 2026. In September 2024, upon the payoff of the outstanding Revolving Credit Facility balance, we terminated the interest rate swap and incurred a cash payment of $0.4 million, which was reported in our Consolidated Statements of Income in interest expense, net.

On November 4, 2025, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $300.0 million of borrowings under the TLA, as discussed in Note 7. The interest rate swap fixed the one-month SOFR rate at 3.42% for the first $300.0 million borrowing under our TLA and is scheduled to expire on October 31, 2028. As of December 31, 2025 and 2024, we had $300.0 million and no notional amount, respectively, outstanding designated as an interest rate swap with third parties. At December 31, 2025, the maximum remaining length of the interest rate swap contract was approximately 2.8 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	December 31, 2025	March 31, 2025
Current derivative liabilities	$33	$—
Non-current derivative liabilities	890	—

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

10. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and nine months ended December 31, 2025 and 2024 (amounts in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$10,597	$26,958	$92,581	$102,429
Less: Net income attributable to redeemable noncontrolling interest	(336)	(10)	(738)	(839)
Net income attributable to CSW	$10,261	$26,948	$91,843	$101,590

Weighted average shares:
Common stock	16,500	16,705	16,640	15,969
Participating securities	80	87	84	97
Denominator for basic earnings per common share	16,580	16,792	16,724	16,066
Potentially dilutive securities	61	80	57	70
Denominator for diluted earnings per common share	16,641	16,872	16,781	16,136

Net income per share attributable to CSW:
Basic	$0.62	$1.60	$5.49	$6.32
Diluted	$0.62	$1.60	$5.47	$6.30

11. SHAREHOLDERS' EQUITY

Common Stock

	December 31, 2025		December 31, 2024
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance at beginning of the fiscal year	17,809,590	1,026,941	16,465,776	952,394
Vesting of performance shares and restricted stock units	40,853	21,826	39,928	14,381
Reissuance of treasury shares	—	(15,539)	—	(17,186)
Restricted stock awards activities	24,564	—	19,967	10,639
Share repurchases	—	371,549	—	44,858
Equity issuance	—	—	1,265,000	—
Ending balance	17,875,007	1,404,777	17,790,671	1,005,086

Equity Offering

In September 2024, the Company completed a follow-on equity offering ("Equity Offering"), pursuant to which we issued and sold a total of 1,265,000 shares of our common stock to the public, including shares issued pursuant to the underwriters' full exercise of their over-allotment option, at an offering price of $285 per share. We received proceeds of $347.4 million, net of underwriting fees and discounts and expenses incurred directly related to the Equity Offering. We used a portion of the proceeds to pay off the outstanding balance of our Revolving Credit Facility at the time of the Equity Offering, and used the remainder of the proceeds for general corporate purposes, including the acquisitions of PF WaterWorks and Aspen Manufacturing, as discussed in Note 2.

Share Repurchase Program

On December 16, 2022, we announced that our Board of Directors authorized a program to repurchase up to $100.0 million of our common stock over a two-year period. On November 18, 2024, we announced that our Board of Directors authorized a new $200.0 million share repurchase program, which replaced the previously announced $100.0 million program. On December 15, 2025, we announced an expansion of our current share repurchase program authorization from $200.0 million to $250.0 million. Under the current repurchase program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration date of December 31, 2026, for completion of the current repurchase program; however, such program may be limited or terminated at any time at our discretion without notice.

Under the current $250.0 million repurchase program, a total of 283,099 and 371,549 shares were repurchased during the three and nine months ended December 31, 2025 for $69.6 million and $92.6 million, respectively. Under the current $250.0 million repurchase program, 5,705 shares were repurchased during the three months ended December 31, 2024 for $2.2 million. Under the prior $100.0 million repurchase program, 6,703 and 39,153 shares were repurchased during the three and nine months ended December 31, 2024 for $2.6 million and $11.5 million, respectively.

In connection with the vesting of share awards, 6,860 and 21,826 shares for $1.7 million and $6.2 million, respectively, were tendered by employees to satisfy minimum tax withholding requirements during the three and nine months ended December 31, 2025, respectively. 10,737 and 25,050 shares for $3.9 million and $7.2 million, respectively, were tendered by employees to satisfy minimum tax withholding requirements during the three and nine months ended December 31, 2024, respectively

Dividends

On April 14, 2024, we announced a quarterly dividend increase to a rate of $0.21 per share, which was subsequently increased to a rate of $0.24 per share on October 11, 2024. On April 15, 2025, we announced another quarterly dividend increase to a rate of $0.27 per share. Total dividends of $4.5 million and $4.0 million were paid during the three months ended December 31, 2025 and 2024, respectively. Total dividends of $13.6 million and $10.6 million were paid during the nine months ended December 31, 2025 and 2024, respectively.

On January 16, 2026, we announced a quarterly dividend of $0.27 per share payable on February 13, 2026 to shareholders of record as of January 30, 2026. Any future dividends at the existing $0.27 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

12. FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, net and accounts payable approximate their fair values at December 31, 2025 and March 31, 2025 due to their short-term nature. Cash equivalents generally consist of money market funds invested with a reputable and highly diversified global bank in instruments issued or guaranteed by the U.S. Treasury. The fair value of these cash equivalents is based on quoted market price, which is a Level I input. The carrying value of our debt (discussed in Note 7) approximates fair value as it bears interest at variable rates. The fair value of the interest rate swap contract (as discussed in Note 9) is determined using Level II inputs.

The long-term investments with no readily determinable fair value are measured using the alternative for fair value and the investment's carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. As of December 31, 2025 and March 31, 2025, the long-term investments reported in the balance sheets were $2.5 million and $2.5 million, respectively.

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

The fair value of the contingent consideration liability related to acquisitions is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value. The increases or decreases in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. As of December 31, 2025 and March 31, 2025, the contingent consideration liabilities, reported in our consolidated balance sheets in accrued and other current liabilities and other long-term liabilities, were $33.1 million and $24.4 million, respectively.

The following table presents the fair values of the Company's assets and liabilities measured on a recurring basis:

	December 31, 2025		March 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Significant Other Observable Inputs (Level II)
Interest rate swap	$923	$923	$—	$—

Unobservable Inputs (Level III)
Acquisition-related contingent consideration liabilities	33,135	33,135	24,385	24,385

The following table presents the changes in the estimated fair values of the Company's contingent consideration liabilities measured using significant unobservable inputs (Level 3):

(in thousands)	December 31, 2025	March 31, 2025
Balance at beginning of the fiscal year:	$24,385	$7,445
Cash payments	(4,650)	(160)
Change in fair value of contingent consideration liabilities	—	2,100
Additions	13,400	15,000
Ending balance	$33,135	$24,385

13. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending, whether individually or in the aggregate, that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

As of December 31, 2025, we were contingently liable in connection with a $1.3 million surety bond associated with our performance under an agreement with a logistics service provider. The letter of credit collateralizing this bond was issued under our Revolving Credit Facility and reduces the available borrowing capacity. We have not recorded any liability for this contingency, as we believe the likelihood of having to perform under the letter of credit is remote.

14. INCOME TAXES

For the three months ended December 31, 2025, we earned $7.9 million from operations before taxes and recognized net income tax benefits of $2.7 million, resulting in an effective tax rate of (34.2)%. For the nine months ended December 31, 2025, we earned $117.7 million from operations before taxes and provided for income taxes of $25.2 million, resulting in an effective tax rate of 21.4%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2025 primarily due to state income tax (net of federal benefit), executive compensation limitations, provision for global intangible low-taxed income ("GILTI"), and non-deductible transaction costs; offset by release of uncertain tax position ("UTP") due to lapse of statute, excess tax deductions related to equity compensation, and foreign tax credits.

In connection with the T.A. Industries, Inc. (“TRUaire”) acquisition that closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification provided by the seller to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years, we recognized a tax indemnification asset of $12.5 million, $5 million of which was released in the three months ended March 31, 2021. During the three months ended December 31, 2023, the remaining $7.5 million tax indemnification asset expired and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. During the three months ended December 31, 2025 and 2024, $5.0 million and $2.7 million of the UTP accrual (including penalties and interests accrued post-acquisition), respectively, were released due to the expiration of the tax statutes and were recorded as income tax benefits. As of December 31, 2025, the UTP accrual related to TRUaire's pre-acquisition tax periods was $8.5 million, including penalties and interests accrued post-acquisition, and is expected to be released in the future as the statutes on the open tax years expire.

In connection with the Falcon Stainless, Inc. (“Falcon”) acquisition that closed in October 2022, the Company recognized a UTP of $3.0 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification provided by the seller to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, we recognized an initial tax indemnification asset of $3.0 million, which will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. During the three months ended December 31, 2025, 2024 and 2023, as a result of the statute expiration, $1.4 million, $0.9 million and $1.0 million UTP, respectively, were released and the corresponding $1.4 million, $0.9 million and $1.0 million tax indemnification assets expired concurrently and were recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. As of December 31, 2025, the UTP reserves, including penalties and interests accrued post-acquisition, and offsetting indemnification asset related to Falcon's pre-acquisition period were $0.5 million. The Falcon UTP reserves and offsetting indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition period.

For the three months ended December 31, 2024, we earned $31.3 million from operations before taxes and provided for income taxes of $4.3 million, resulting in an effective tax rate of 13.8%. For the nine months ended December 31, 2024, we earned $133.6 million from operations before taxes and provided for income taxes of $31.2 million, resulting in an effective tax rate of 23.3%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2024 primarily due to state income tax (net of federal benefit), executive compensation limitations, and provision for GILTI; offset by release of UTPs due to lapse of statute, excess tax deductions related to equity compensation, foreign currency rate impact on the cumulative unrepatriated foreign earnings, foreign tax credits and foreign-derived intangible income (“FDII”).

The Company expects $6.4 million of reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

We are under examination by the state of Michigan for the fiscal years ended March 31, 2021 through 2024. We have not been notified of any material adjustments.

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

On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted into law. The Act includes changes to the U.S. tax laws that are applicable to the Company, including the reinstatement of 100% bonus depreciation and 100% expensing of research and development costs, a change in the calculation of deductible interest expense, and changes to the U.S. tax treatment of GILTI and FDII. We evaluated the Act, including estimating the impact of certain provisions of the Act that may impact the estimated annual effective tax rate for the current year, and estimated it to have an immaterial impact on our income tax expenses. We expect the Act will change the timing of our cash tax payments in the current fiscal year and future periods. We will continue to evaluate the impact of the Act as additional guidance becomes available.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended December 31,
	2025	2024
Currency translation adjustments:
Balance at beginning of period	$(11,892)	$(8,956)
Adjustments for foreign currency translation	481	(3,674)
Balance at end of period	$(11,411)	$(12,630)

Interest rate swaps:
Balance at beginning of period	$—	$—
Unrealized losses, net of taxes of $141 and $0, respectively (a)	(529)	—
Reclassification of losses included in interest expense, net, net of taxes of $53 and $0, respectively	(201)	—
Other comprehensive income	(730)	—
Balance at end of period	$(730)	$—

Defined benefit plans:
Balance at beginning of period	$(103)	$(99)
Amortization of net gains, net of taxes of $0 and $0, respectively (b)	1	—
Balance at end of period	$(102)	$(99)

	Nine Months Ended December 31,
	2025	2024
Currency translation adjustments:
Balance at beginning of period	$(12,020)	$(10,137)
Adjustments for foreign currency translation	609	(2,493)
Balance at end of period	$(11,411)	$(12,630)

Interest rate swaps:
Balance at beginning of period	$—	$1,111
Unrealized losses, net of taxes of $141 and $153, respectively (a)	(529)	(577)
Reclassification of losses included in interest expense, net, net of taxes of $53 and $142, respectively	(201)	(534)
Other comprehensive income (loss)	(730)	(1,111)
Balance at end of period	$(730)	$—

Defined benefit plans:
Balance at beginning of period	$(107)	$(100)
Amortization of net losses, net of taxes of $(1) and $0, respectively (b)	5	1
Balance at end of period	$(102)	$(99)
(a) Unrealized gain (loss) is reclassified to earnings as underlying cash interest settlements are made or received. We expect to recognize a loss of less than $0.1 million, net of deferred taxes, over the next twelve months related to the designated cash flow hedge based on its fair value at December 31, 2025.
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

16. REVENUE RECOGNITION

Refer to Note 19 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended December 31, 2025				Nine Months Ended December 31, 2025
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$25,346	$25,346	$—	$—	$81,860	$81,860
Book-and-ship	166,294	38,247	3,105	207,646	567,546	113,786	10,397	691,729
Net revenues	$166,294	$38,247	$28,451	$232,992	$567,546	$113,786	$92,257	$773,589

	Three Months Ended December 31, 2024				Nine Months Ended December 31, 2024
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$25,422	$25,422	$—	$—	$81,255	$81,255
Book-and-ship	130,292	34,537	3,398	168,227	445,594	109,771	11,132	566,497
Net revenues	$130,292	$34,537	$28,820	$193,649	$445,594	$109,771	$92,387	$647,752

As of December 31, 2025 and March 31, 2025, accounts receivable, net balances were $144.5 million and $155.7 million, respectively. As of December 31, 2024 and March 31, 2024, accounts receivable, net balances were $114.8 million and $142.7 million, respectively. The following table summarizes the activity in the allowance for credit losses (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of the fiscal year:	$1,137	$908
Reserve	336	946
Write offs, net of recoveries	(277)	(559)
Ending balance	$1,196	$1,295

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

	December 31, 2025	December 31, 2024
Balance at beginning of the fiscal year:	$932	$548
Revenue recognized during the period	(723)	(411)
New contracts and revenue added to existing contracts during the period	1,139	588
Ending balance	$1,348	$725

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

Three Months Ended December 31, 2025:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$166,293	$38,247	$28,452	$232,992	$—	$232,992
Intersegment revenue	1,706	36	—	1,742	(1,742)	—
Cost of revenues	99,750	24,621	17,920	142,291	(1,742)	140,549
Selling, general, and administrative expenses	51,459	9,144	7,170	67,773	7,332	75,105
Operating income	16,790	4,518	3,362	24,670	(7,332)	17,338
Depreciation & amortization	17,167	1,416	483	19,066	(9)	19,057
Capital expenditures	3,666	2,332	148	6,146	—	6,146

Three Months Ended December 31, 2024:

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$130,292	$34,536	$28,821	$193,649	$—	$193,649
Intersegment revenue	1,859	30	—	1,889	(1,889)	—
Cost of revenues	75,442	22,047	17,943	115,432	(1,889)	113,543
Selling, general, and administrative expenses	29,953	7,281	7,233	44,467	6,044	50,511
Operating income	26,756	5,238	3,645	35,639	(6,044)	29,595
Depreciation & amortization	9,179	1,366	420	10,965	48	11,013
Capital expenditures	2,623	277	241	3,141	7	3,148

Nine Months Ended December 31, 2025

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$567,546	$113,787	$92,256	$773,589	$—	$773,589
Intersegment revenue	5,661	109	5	5,775	(5,775)	—
Cost of revenues	320,639	74,088	57,567	452,294	(5,775)	446,519
Selling, general, and administrative expenses	129,645	24,955	22,502	177,102	20,974	198,076
Operating income	122,923	14,853	12,192	149,968	(20,974)	128,994
Depreciation & amortization	41,262	4,100	1,339	46,701	86	46,787
Capital expenditures	8,142	3,463	525	12,130	—	12,130

Nine Months Ended December 31, 2024

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$445,594	$109,772	$92,386	$647,752	$—	$647,752
Intersegment revenue	5,809	121	—	5,930	(5,930)	—
Cost of revenues	239,244	68,111	54,899	362,254	(5,930)	356,324
Selling, general, and administrative expenses	89,265	23,574	22,036	134,875	20,349	155,224
Operating income	122,894	18,208	15,451	156,553	(20,349)	136,204
Depreciation & amortization	25,164	4,198	1,399	30,761	135	30,896
Capital expenditures	9,269	1,438	922	11,629	106	11,735

TOTAL ASSETS

(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
December 31, 2025	$2,005,562	$171,743	$82,283	$2,259,588	$25,944	$2,285,532
March 31, 2025	941,087	145,663	81,347	1,168,097	210,968	1,379,065

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Aspen ManufacturingTM, Balco®, Cover Guard®, Deacon®, Dust Free®, Falcon Stainless®, Greco®, Hydrotex®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, MARS®, Metacaulk®, No. 5®, OilSafe®, PF WaterWorksTM, ProAction Fluids®, PSP ProductsTM, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

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

Our Outlook

We expect to maintain a strong balance sheet in fiscal year 2026, which provides us with access to capital through our cash on hand, internally-generated cash flow, and availability under our Revolving Credit Facility and Senior Secured Term Loan A ("TLA"). Our capital allocation strategy continues to guide our investing decisions, with a priority to direct capital to the highest risk adjusted return opportunities, within the categories of organic growth, strategic acquisitions and the return of cash to shareholders through our share repurchase and dividend programs. With the strength of our financial position, we will continue to invest in financially and strategically attractive expanded product offerings, key elements of our long-term strategy of targeting long-term profitable growth. We will continue to invest our capital in maintaining our facilities and in continuous improvement initiatives. We recognize the importance of, and remain committed to, continuing to drive organic growth, as well as investing additional capital in opportunities with attractive risk-adjusted returns, driving increased penetration in the end markets we serve. We remain disciplined in our approach to acquisitions, particularly as it relates to our assessment of valuation, prospective synergies, diligence, cultural fit and ease of integration, especially in light of economic conditions.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our consolidated results of operations and results for each of our segments.

All acquisitions are described in Note 2 to our consolidated financial statements included in this Quarterly Report. ProAction Fluids, LLC ("ProAction Fluids") activity has been included in our results within our Specialized Reliability Solutions segment since the November 20, 2025 acquisition date. Hydrotex Holdings Inc. ("Hydrotex") activity has been included in our results within our Specialized Reliability Solutions segment since the November 5, 2025 acquisition date. Dusk Acquisition Corporation and its wholly owned subsidiaries, Motors & Armatures Parts, LLC and HVAC South, LLC (collectively, “MARS Parts”) activity has been included in our results within our Contractor Solutions segment since the November 4, 2025 acquisition date. Aspen Manufacturing, LLC ("Aspen Manufacturing") activity has been included in our results within our Contractor Solutions segment since the May 1, 2025 acquisition date. PF WaterWorks, L.P. ("PF WaterWorks") activity has been included in our results within our Contractor Solutions segment since the November 4, 2024 acquisition date. PSP Products, Inc. (“PSP Products”) activity has been included in our results within our Contractor Solutions segment since the August 1, 2024 acquisition date.

Revenues, net

	Three Months Ended December 31,
(Amounts in thousands)	2025	2024
Revenues, net	$232,992	$193,649

	Nine Months Ended December 31,
(Amounts in thousands)	2025	2024
Revenues, net	$773,589	$647,752

Net revenues for the three months ended December 31, 2025 increased $39.3 million, or 20.3%, as compared with the three months ended December 31, 2024. The increase was primarily due to the acquisitions of MARS Parts, Aspen Manufacturing, Hydrotex, ProAction Fluids and PF WaterWorks ($45.0 million or 23.2%). Organic revenue decreased $5.7 million, or 2.9%, due to lower unit volumes partially offset by pricing actions. Net revenue increased in the HVAC/R, electrical, general industrial, plumbing, architecturally-specified building products, and mining end markets and decreased in the energy and rail transportation end markets.

Net revenues for the nine months ended December 31, 2025 increased $125.8 million, or 19.4%, as compared with the nine months ended December 31, 2024. The increase was primarily due to the acquisitions of MARS Parts, Aspen Manufacturing, PSP Products, and PF WaterWorks ($150.6 million or 23.2%). Organic revenue decreased $24.8 million, or 3.8%, due to lower unit volumes partially offset by pricing actions. Net revenue increased in the HVAC/R, electrical, plumbing, general industrial, mining, and architecturally-specified building product end markets and decreased in the energy and rail transportation end markets.

Gross Profit and Gross Profit Margin

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2025	2024
Gross profit	$92,443	$80,106
Gross profit margin	39.7%	41.4%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2025	2024
Gross profit	$327,070	$291,428
Gross profit margin	42.3%	45.0%

Gross profit for the three months ended December 31, 2025 increased $12.3 million, or 15.4%, as compared with the three months ended December 31, 2024. The increase was primarily a result of increased revenue and favorable freight costs, partially offset by increases in tariffs and material costs directly and indirectly driven by tariffs. Gross profit margin of 39.7% for the three months ended December 31, 2025 decreased as compared to 41.4% for the three months ended December 31, 2024. The decrease was driven by the inclusion of recent acquisitions and increases in tariffs and material costs, partially offset by pricing actions and favorable freight costs.
Gross profit for the nine months ended December 31, 2025 increased $35.6 million, or 12.2%, as compared with the nine months ended December 31, 2024. The increase was primarily a result of the increase in revenue and favorable freight costs, partially offset by increases in tariffs and material costs directly and indirectly driven by tariffs. Gross profit margin of 42.3% for the nine months ended December 31, 2025 decreased as compared to 45.0% for the three months ended December 31, 2024. The decrease was driven by the inclusion of recent acquisitions and increases in aforementioned tariffs and material costs, partially offset by pricing actions and favorable freight costs.

Operating Expenses

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2025	2024
Operating expenses	$75,105	$50,511
Operating expenses as a percentage of revenues, net	32.2%	26.1%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2025	2024
Operating expenses	$198,076	$155,224
Operating expenses as a percentage of revenues, net	25.6%	24.0%

Operating expenses for the three months ended December 31, 2025 increased $24.6 million, or 48.7%, as compared with the three months ended December 31, 2024. The increase was primarily due to added expenses related to the inclusion of MARS Parts, Aspen Manufacturing, Hydrotex and PF WaterWorks in the current period, including amortization of intangible assets and the acquisition-related transaction and integration expenses, as well as a nonrecurring inventory write down. The increase in operating expenses as a percentage of revenues was attributable to the operating expenses increasing by a greater percentage than the revenue increase.

Operating expenses for the nine months ended December 31, 2025 increased $42.9 million, or 27.6%, as compared with the nine months ended December 31, 2024. The increase was primarily due to added expenses related to the inclusion of MARS Parts, Aspen Manufacturing, PSP Products, Hydrotex and PF WaterWorks in the current period, including amortization of intangible assets, as well as the acquisition-related transaction and integration expenses. The increase in operating expenses as a percentage of revenues was attributable to the operating expenses increasing by a greater percentage than the revenue increase.

Operating Income

	Three Months Ended December 31,
(Amounts in thousands, except percentages)	2025	2024
Operating income	$17,338	$29,595
Operating margin	7.4%	15.3%

	Nine Months Ended December 31,
(Amounts in thousands, except percentages)	2025	2024
Operating income	$128,994	$136,204
Operating margin	16.7%	21.0%

Operating income for the three months ended December 31, 2025 decreased $12.3 million, or 41.4%, as compared with the three months ended December 31, 2024, as a result of the increase in operating expenses, as discussed above, partially offset by the increase in gross profit.

Operating income for the nine months ended December 31, 2025 decreased $7.2 million, or 5.3%, as compared with the nine months ended December 31, 2024, as a result of the increase in operating expenses, as discussed above, partially offset by the increase in gross profit.

Other Income and Expense

Net interest expense of $8.1 million for the three months ended December 31, 2025 increased $10.1 million as compared to net interest income of $2.0 million for the three months ended December 31, 2024. Net interest expense of $10.5 million for the nine months ended December 31, 2025 increased $8.6 million as compared to the net interest expense of $1.9 million for the nine months ended December 31, 2024. The increase in the three and nine months ended December 31, 2025 was due to the increased average borrowing under our Revolving Credit Facility and TLA to fund the acquisitions (discussed in Note 2) and share repurchasing activities (discussed in Note 11).

Other expense, net of $1.3 million for the three months ended December 31, 2025 increased $1.0 million, as compared to the net expense of $0.3 million for the three months ended December 31, 2024. Other expense, net of $0.8 million for the nine months ended December 31, 2025 increased $0.1 million, as compared to the net expense of $0.7 million for the nine months ended December 31, 2024. The change in the three and nine months ended December 31, 2025 was due to the foreign currency gains/losses related to transactions in currencies other than functional currencies.

Provision for Income Taxes and Effective Tax Rate

For the three months ended December 31, 2025, we earned $7.9 million from operations before taxes and recognized net income tax benefits of $2.7 million, resulting in an effective tax rate of (34.2)%. For the nine months ended December 31, 2025, we earned $117.7 million from operations before taxes and provided for income taxes of $25.2 million, resulting in an effective tax rate of 21.4%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2025 primarily due to state income tax (net of federal benefit), executive compensation limitations, provision for global intangible low-taxed income ("GILTI"), and non-deductible transaction costs; offset by release of uncertain tax position ("UTP") due to lapse of statute, excess tax deductions related to equity compensation, and foreign tax credits.

In connection with the T.A. Industries, Inc. (“TRUaire”) acquisition that closed in December 2020, the Company recognized a UTP of $17.3 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification provided by the seller to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years, we recognized a tax indemnification asset of $12.5 million, $5 million of which was released in the three months ended March 31, 2021. During the three months ended December 31, 2023, the remaining $7.5 million tax indemnification asset expired and was recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. During the three months ended December 31, 2025 and 2024, $5.0 million and $2.7 million of the UTP accrual (including penalties and interests accrued post-acquisition), respectively, were released due to the expiration of the tax statutes and were recorded as income tax benefits. As of December 31, 2025, the UTP accrual related to TRUaire's pre-acquisition tax periods was $8.5 million, including penalties and interests accrued post-acquisition, and is expected to be released in the future as the statutes on the open tax years expire.

In connection with the Falcon Stainless, Inc. (“Falcon”) acquisition that closed in October 2022, the Company recognized a UTP of $3.0 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification provided by the seller to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, we recognized an initial tax indemnification asset of $3.0 million, which will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. During the three months ended December 31, 2025, 2024 and 2023, as a result of the statute expiration, $1.4 million, $0.9 million and $1.0 million UTP, respectively, were released and the corresponding $1.4 million, $0.9 million and $1.0 million tax indemnification assets expired concurrently and were recognized as non-cash other expense on the statement of income, which is not deductible for income tax purposes. As of December 31, 2025, the UTP reserves, including penalties and interests accrued post-acquisition, and offsetting indemnification asset related to Falcon's pre-acquisition period were $0.5 million. The Falcon UTP reserves and offsetting indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition period.

For the three months ended December 31, 2024, we earned $31.3 million from operations before taxes and provided for income taxes of $4.3 million, resulting in an effective tax rate of 13.8%. For the nine months ended December 31, 2024, we earned $133.6 million from operations before taxes and provided for income taxes of $31.2 million, resulting in an effective tax rate of 23.3%. The provision for income taxes differed from the statutory rate for the three and nine months ended December 31, 2024 primarily due to state income tax (net of federal benefit), executive compensation limitations, and provision for GILTI; offset by release of UTPs due to lapse of statute, excess tax deductions related to equity compensation, foreign currency rate impact on the cumulative unrepatriated foreign earnings, foreign tax credits and foreign-derived intangible income (“FDII”).

The Company expects $6.4 million of reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

We are under examination by the state of Michigan for the fiscal years ended March 31, 2021 through 2024. We have not been notified of any material adjustments.

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

On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted into law. The Act includes changes to the U.S. tax laws that are applicable to the Company, including the reinstatement of 100% bonus depreciation and 100% expensing of research and development costs, a change in the calculation of deductible interest expense, and changes to the U.S. tax treatment of GILTI and FDII. We evaluated the Act, including estimating the impact of certain provisions of the Act that may impact the estimated annual effective tax rate for the current year, and estimated it to have an immaterial impact on our income tax expenses. We expect the Act will change the timing of our cash tax payments in the current fiscal year and future periods. We will continue to evaluate the impact of the Act as additional guidance becomes available.

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

	Three Months Ended December 31,
(Amounts in thousands)	2025	2024
Revenues, net	$167,999	$132,150
Operating income	16,790	26,756
Operating margin	10.0%	20.2%

	Nine Months Ended December 31,
(Amounts in thousands)	2025	2024
Revenues, net	$573,207	$451,403
Operating income	122,923	122,894
Operating margin	21.4%	27.2%

Net revenues for the three months ended December 31, 2025 increased $35.8 million, or 27.1%, as compared with the three months ended December 31, 2024. The increase was primarily due to the acquisitions of MARS Parts, Aspen Manufacturing, and PF WaterWorks ($42.7 million or 32.3%). Organic revenue decreased $6.8 million, or 5.1%, due to lower unit volumes partially offset by pricing actions. Net revenue increased in the HVAC/R, electrical, plumbing, and architecturally-specified building product end markets.

Net revenues for the nine months ended December 31, 2025 increased $121.8 million, or 27.0%, as compared with the nine months ended December 31, 2024. The increase was primarily due to the acquisitions of MARS Parts, Aspen Manufacturing, PSP Products, and PF WaterWorks ($148.2 million or 32.8%). Organic revenue decreased $26.4 million, or 5.9%, due to lower unit volumes partially offset by pricing actions. Net revenue increased in the HVAC/R, electrical, plumbing, and architecturally-specified building product end markets.

Operating income for the three months ended December 31, 2025 decreased $10.0 million, or 37.2%, as compared with the three months ended December 31, 2024. The decrease was primarily due to the increased tariffs, incremental spend related to the completion and integration of acquisitions and a nonrecurring inventory write down, which offset the increased revenue and favorable freight costs. Operating income margin of 10.0% for the three months ended December 31, 2025 decreased as compared to 20.2% for the three months ended December 31, 2024. This decrease was due to the inclusion of recent acquisitions, including the related acquisition completion and integration costs, the increase in tariffs and a nonrecurring inventory write down, partially offset by pricing actions and lower freight costs.

Operating income for the nine months ended December 31, 2025 was comparable to the nine months ended December 31, 2024. Operating income margin of 21.4% for the nine months ended December 31, 2025 decreased as compared to 27.2% for the nine months ended December 31, 2024. This decrease was due to the inclusion of recent acquisitions, including the related acquisition completion and integration costs and increased tariffs, partially offset by pricing actions and lower freight costs.

Specialized Reliability Solutions Segment Results

The Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended December 31,
(Amounts in thousands)	2025	2024
Revenues, net	$38,284	$34,565
Operating income	4,518	5,238
Operating margin	11.8%	15.2%

	Nine Months Ended December 31,
(Amounts in thousands)	2025	2024
Revenues, net	$113,897	$109,893
Operating income	14,853	18,208
Operating margin	13.0%	16.6%

Net revenues for the three months ended December 31, 2025 increased $3.7 million, or 10.8%, as compared to the three months ended December 31, 2024. The increase was primarily due to the acquisitions of Hydrotex and ProAction Fluids ($2.3 million or 6.8%). Organic revenue increased $1.4 million, or 4.0% due to higher unit volume and pricing actions. Net revenue increased in the general industrial and mining end markets and decreased in the energy and rail transportation end markets.

Net revenues for the nine months ended December 31, 2025 increased $4.0 million, or 3.6% as compared to the nine months ended December 31, 2024. The increase was primarily due to the acquisitions of Hydrotex and ProAction Fluids ($2.3 million or 2.1%). Organic revenue increased $1.7 million, or 1.5% due to higher unit volume and pricing actions. Net revenue increased in the general industrial and mining end markets and decreased in the energy and rail transportation end markets.

Operating income for the three months ended December 31, 2025 decreased $0.7 million or 13.7% as compared to the three months ended December 31, 2024. The decrease was primarily due to the escalation in material costs, indirectly driven by tariffs, as well as higher freight costs. Operating income margin of 11.8% for the three months ended December 31, 2025 decreased as compared to 15.2% for the three months ended December 31, 2024 due to the aforementioned increase in expenses.

Operating income for the nine months ended December 31, 2025 decreased $3.4 million or 18.4% as compared to the nine months ended December 31, 2024. The decrease was primarily due to the escalation in material costs driven by tariffs and commodity pricing and higher freight costs. Operating income margin of 13.0% for the nine months ended December 31, 2025 decreased as compared to 16.6% for the nine months ended December 31, 2024 due to the aforementioned increase in cost of materials and freight costs.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended December 31,
(Amounts in thousands)	2025	2024
Revenues, net	$28,452	$28,821
Operating income	3,362	3,645
Operating margin	11.8%	12.6%

	Nine Months Ended December 31,
(Amounts in thousands)	2025	2024
Revenues, net	$92,261	$92,386
Operating income	12,192	15,451
Operating margin	13.2%	16.7%

Net revenues for the three months ended December 31, 2025 decreased $0.4 million or 1.3% as compared to the three months ended December 31, 2024 due to strategic pricing in response to competitive pressures.

Net revenues for the nine months ended December 31, 2025 was comparable to the nine months ended December 31, 2024, with a slight decrease of $0.1 million.

Operating income for the three months ended December 31, 2025 decreased $0.3 million, or 7.8%, as compared with the three months ended December 31, 2024. The decrease was driven by increased material costs and the aforementioned pricing strategies. Operating income margin of 11.8% for the three months ended December 31, 2025 decreased as compared to 12.6% for the three months ended December 31, 2024 due to the aforementioned material costs increases and pricing strategies.

Operating income for the nine months ended December 31, 2025 decreased $3.3 million, or 21.1%, as compared with the nine months ended December 31, 2024. The decrease was driven primarily by increased material costs, higher warranty expenses and pricing strategies. Operating income margin of 13.2% for the nine months ended December 31, 2025 decreased as compared to 16.7% for the nine months ended December 31, 2024 due to the aforementioned material costs and warranty expenses increases, and pricing strategies.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (“Revolver Borrowings”) and TLA are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths: it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Additionally, we use our Revolver Borrowings to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, make scheduled interest payments on debt and meet our contingent consideration obligations. Absent a material deterioration of market conditions, we believe that cash flows from operating activities and financing activities (which would primarily consist of Revolver Borrowings), will provide adequate resources to satisfy our working capital, scheduled interest and principal payments on debt, anticipated dividend payments, periodic share repurchases, contingent consideration obligations and anticipated capital expenditure requirements for both our short-term and long-term needs.

Cash Flow Analysis

	Nine Months Ended December 31,
(Amounts in thousands)	2025	2024
Net cash provided by operating activities	$151,335	$141,069
Net cash used in investing activities	(1,012,136)	(97,539)
Net cash provided by financing activities	675,492	148,884

Our cash balance (including cash and cash equivalents) at December 31, 2025 was $40.2 million, as compared with $225.8 million at March 31, 2025.

For the nine months ended December 31, 2025, our cash provided by operating activities from operations was $151.3 million, as compared with $141.1 million for nine months ended December 31, 2024.

•Working capital provided cash for the nine months ended December 31, 2025 due to lower accounts receivable ($44.5 million) and higher accounts payable and other current liabilities ($8.3 million), partially offset by higher inventories ($37.8 million) and higher prepaid expenses and other current assets ($14.0 million).
•Working capital used cash for the nine months ended December 31, 2024 due to higher inventories ($42.5 million), higher prepaid and other current assets ($17.2 million), partially offset by lower accounts receivable ($32.3 million) and higher accounts payable and other current liabilities ($21.4 million).

Cash flows used in investing activities from operations during the nine months ended December 31, 2025 were $1,012.1 million, as compared with $97.5 million used in investing activities for the nine months ended December 31, 2024.

•Capital expenditures during the nine months ended December 31, 2025 and 2024 were $12.1 million and $11.7 million, respectively. Our capital expenditures have been focused on capacity expansion (including $1.8 million and $0.4 million during the current and prior year periods for the Whitmore JV), new product introductions, continuous improvement and automation of manufacturing facilities and enterprise resource planning systems.
•During the nine months ended December 31, 2025, we acquired MARS Parts for an aggregate purchase price, net of cash received, of $667.5 million, including $650.0 million in cash consideration, estimated cash on balance sheet at close of $4.1 million, and contingent consideration initially measured at $13.4 million, as discussed in Note 2 to our consolidated financial statements in this Quarterly Report.
•During the nine months ended December 31, 2025, we acquired ProAction Fluids for a cash purchase price of $9.5 million as discussed in Note 2 to our consolidated financial statements in this Quarterly Report.
•During the nine months ended December 31, 2025, we acquired Hydrotex for an aggregate purchase price of $17.0 million, including $17.0 million in cash consideration and working capital adjustment of less than $0.1 million, as discussed in Note 2 to our consolidated financial statements in this Quarterly Report.
•During the nine months ended December 31, 2025, we acquired Aspen Manufacturing for an aggregate purchase price of $327.6 million, including $313.5 million in cash consideration and working capital adjustment of $14.1 million, as discussed in Note 2 to our consolidated financial statements included in this Quarterly Report.
•During the nine months ended December 31, 2024, we acquired certain assets of PF WaterWorks for an aggregated purchase price of $45.8 million, including $40.0 million in cash consideration and a working capital adjustment of $2.6 million, and contingent considerations initially measured at $3.2 million as discussed in Note 2 to our consolidated financial statements included in this Quarterly Report.
•During the nine months ended December 31, 2024, we acquired certain assets of PSP Products for an aggregated purchase price of $51.3 million, including $32.5 million in cash consideration at closing, subsequent working capital true-up adjustment of $7.0 million and a contingent consideration of $11.8 million.
•During the nine months ended December 31, 2024, $2.9 million cash was paid for immaterial product line acquisitions.
•During the nine months ended December 31, 2024, $2.5 million was paid to acquire a long-term investment.

Cash flows provided by financing activities during the nine months ended December 31, 2025 and 2024 were $675.5 million and $148.9 million, respectively.

•Net borrowings (repayments) on our Revolving Credit Facility and TLA (as discussed in Note 7 to our consolidated financial statements included in this Quarterly Report) of $800.1 million and $(166.0) million during the nine months ended December 31, 2025 and 2024, respectively.
•As discussed in Note 11 to our consolidated financial statements included in this Quarterly Report, repurchases of shares under our share repurchase program of $92.6 million and $13.7 million during the nine months ended December 31, 2025 and 2024, respectively.
•In connection with the vesting of equity awards under our Long Term Incentive Plan, $6.2 million and $7.2 million were tendered by employees to satisfy minimum tax withholding requirements during the nine months ended December 31, 2025 and 2024, respectively.
•Payments of $5.3 million of underwriting discounts and fees in connection with our Third Credit Agreement and Fourth Credit Agreement during the nine months ended December 31, 2025, as discussed in Note 7 to our consolidated financial statements included in this Quarterly Report.
•During the nine months ended December 31, 2024, we received proceeds of $347.4 million in connection with our September 2024 follow-on equity offering, net of underwriting fees and discounts and expenses incurred directly related to the offering, as discussed in Note 11 to our consolidated financial statements included in this Quarterly Report.
•Dividend payments of $13.6 million and $10.6 million during the nine months ended December 31, 2025 and 2024, respectively.

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

Financing

Credit Facilities

See Note 7 to our consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of December 31, 2025. See Note 9 to our consolidated financial statements included in this Quarterly Report for a discussion of our interest rate swaps.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the nine months ended December 31, 2025.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. From time to time, we manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. On February 2, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility (defined in Note 7). In September 2024, the hedge was terminated as described in Note 9. On November 4, 2025, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $300.0 million of borrowings under the TLA (defined in Note 7). At December 31, 2025, we had $500.1 million in unhedged variable rate indebtedness with an average interest rate of 5.5%, each quarter point change in interest rates would result in a change of approximately $1.3 million in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct an immaterial portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than our operations' functional currency. We recognized foreign currency transaction net gain of $0.8 million and $0.1 million for the nine months ended December 31, 2025 and 2024, respectively, which are included in other expense, net on our Consolidated Statements of Income. We realized a net gain (loss) associated with foreign currency translation gain (loss) of $0.6 million and $(2.5) million for the nine months ended December 31, 2025 and 2024, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at December 31, 2025, a 10% change in the foreign currency exchange rates for the nine months ended December 31, 2025 would have impacted our net earnings by approximately 5%.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar revenue volumes or prices.

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

On May 1, 2025, we completed the Aspen Manufacturing acquisition. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Aspen Manufacturing. These exclusions are consistent with the Securities and Exchange Commission Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Aspen Manufacturing accounted for 15.9% of our total assets and 14.0% of our total net revenue as of and for the nine months ended December 31, 2025

On November 4, 2025, we completed the MARS Parts acquisition. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of MARS Parts. These exclusions are consistent with the Securities and Exchange Commission Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. MARS Parts accounted for 32.4% of our total assets and 7.3% of our total net revenue as of and for the three months ended December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 11 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
October 1 - 31	85,585	(a), (b)	$243.18	78,742	$151.1
November 1 - 30	199,144	(a), (b)	245.89	199,127	102.2
December 1 - 31	5,230	(a)	302.34	5,230	150.6
Total	289,959			283,099

(a) On November 18, 2024, we announced that our Board of Directors authorized a new program to repurchase up to $200.0 million of our common stock, which replaced the prior $100.0 million program. On December 15, 2025, we announced an expansion of our current share repurchase program authorization from $200.0 million to $250.0 million. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2026, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. A total of 391,594 shares have been repurchased under the current program.
(b)    Includes shares tendered by employees to satisfy minimum tax withholding amounts related to the vesting of equity awards.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, the following officers of the Company adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K promulgated under the Exchange Act) that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act:

•Don Sullivan, the Company’s Chief Strategy Officer, adopted a Rule 10b5-1 trading arrangement on December 15, 2025. Under Mr. Sullivan’s trading arrangement, he may sell an aggregate of up to 6,310 shares of the Company’s common stock. Any sales under the trading arrangement will be made during the period beginning April 15, 2026 and ending November 17, 2026.
•Luke Alverson, the Company’s Senior Vice President, General Counsel & Secretary, adopted a Rule 10b5-1 trading arrangement on December 2, 2025. Under Mr. Alverson’s trading arrangement, he may sell an aggregate of up to 3,502 shares of the Company’s common stock, the actual amount of which may be less based on tax withholdings and performance and vesting conditions of equity awards. Any sales under the trading arrangement will be made during the period beginning April 6, 2026 and ending December 31, 2026.

Item 6.    Exhibits

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated October 1, 2025, by and between RectorSeal, LLC and Dusk Intermediate Holdings II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 1, 2025)

3.1	Third Amended and Restated Certificate of Incorporation of CSW Industrials, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 15, 2018)
3.2
CSW Industrials, Inc. Amended and Restated Bylaws, adopted and effective August 14, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on August 15, 2018)

10.1
Fourth Amended and Restated Credit Agreement, dated November 4, 2025, by and among CSW Industrials Holdings, LLC, CSW Industrials, Inc., the other loan parties thereto, the other lenders party thereto, and JPMorgan Chase Bank, N.A., individually and in its capacity as the administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2025)

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

CSW INDUSTRIALS, INC.

January 29, 2026	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

January 29, 2026	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)