Form 10-K
period 2026-03-31
CSW INDUSTRIALS, INC.
filed 2026-05-26
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the last sale price for the common stock as reported by the New York Stock Exchange on September 30, 2025, the last business day of our most recently completed second fiscal quarter was approximately $4,012.3 million.
As of May 20, 2026, the latest practicable date, 16,319,483 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

PART I

Unless otherwise specified, or the context otherwise requires, the references in this Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (“Annual Report”) to “our company,” “we,” “us,” “our” or “CSW” refer to CSW Industrials, Inc. together with our wholly-owned subsidiaries.

ITEM 1: BUSINESS

General

CSW is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, general industrial, energy, rail transportation, mining and electrical. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end-users or through designated channels in over 100 countries around the world, primarily in the U.S., Canada, the U.K. and Australia.

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

CSW is a Delaware corporation and was incorporated in 2014 in anticipation of CSW's separation from Capital Southwest Corporation ("Capital Southwest"). Our well-established operating companies provide a collective history that spans more than a century. The separation was executed on September 30, 2015 through a pro-rata share distribution of all the then outstanding shares of common stock of CSW to the holders of common stock of Capital Southwest (the "Share Distribution"). Since the separation, CSW has been an independent, publicly-traded company, initially listed on the Nasdaq Global Select Market. On April 29, 2025, we announced our intention to transfer the listing of our common stock from the Nasdaq Global Select Market to the New York Stock Exchange. CSW common stock commenced trading on the New York Stock Exchange under the stock symbol “CSW” on June 9, 2025.

Recent Developments

During the fourth quarter of fiscal 2026, we committed to a plan to pursue a sale of the Greco US business and a strategic exit of the Greco Canada business (the "Greco Canada Exit"). As a result of these initiatives, we recorded a non-cash impairment expense of $15.6 million for the Greco US and Canada businesses, and recorded additional expenses of $2.1 million in connection with the Greco Canada Exit, both of which are reported in our Engineered Building Solutions segment.

On March 12, 2026, we acquired certain assets of Joyce Sales Group, LLC and Copper2Glass, LLC (collectively, “Duckt-Strip”) for a cash consideration of $21.0 million, which was funded with borrowings under our existing Revolving Credit Facility (as defined in Note 9). Duckt-Strip offers a differentiated, code‑compliant electrical cable solution purpose‑built for ductless HVAC/R systems.

On November 20, 2025, we acquired certain assets of ProAction Fluids, LLC (“ProAction Fluids”) for a cash consideration of $9.5 million, which was funded with borrowings under our existing Revolving Credit Facility. ProAction Fluids offers performance-tested drilling fluids, lubricants, sealants, and compounds for the horizontal directional drilling ("HDD") market that expand upon, and are complementary to, our existing general industrial product portfolio.

On November 5, 2025, we acquired certain assets of Hydrotex Holdings, Inc. (“Hydrotex”) for an aggregate purchase price of $17.0 million. The cash consideration was funded with borrowings under our existing Revolving Credit Facility. Hydrotex offers high-performance lubricants designed to enhance operational efficiency, reduce equipment wear, and extend service life that expand upon, and are complementary to, our existing general industrial products portfolio.

On November 4, 2025, we entered into a Fourth Amended and Restated Credit agreement (the "Fourth Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent, and the lenders, issuing banks and swingline lender party thereto. The Fourth Credit Agreement, among other things, provides for: (i) the continuation of the existing Revolving Credit Facility in the aggregate principal committed amount of up to $700.0 million; (ii) the extension of the maturity date of the Revolving Credit Facility until November 4, 2030; and (iii) the establishment of a new senior secured term loan “A” credit facility (the “TLA”) in an aggregate principal amount of up to $600.0 million, and having a maturity date of November 4, 2030.

On November 4, 2025, we acquired 100% of the equity interests of Dusk Acquisition Corporation and its wholly owned subsidiaries, Motors & Armatures, LLC and HVAC South, LLC (collectively, “MARS Parts”) for an aggregate purchase price of $658.1 million. The cash consideration was funded with a combination of the TLA and borrowings under our existing Revolving Credit Facility. MARS Parts was one of the largest providers of HVAC/R parts and supplies in North America, and a leading provider of motors and capacitors. With a product mix more heavily focused on repair versus replacement, we expect MARS Parts will strategically complement our current HVAC/R end market, which traditionally has been more focused on new unit installations and replacements.

On May 2, 2025, the Company entered into a Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto. The Third Amended and Restated Credit Agreement renewed the Company’s existing Revolving Credit Facility, which refreshed the term for five years and increased the commitment to $700.0 million. Refer to Note 9 for additional information.

On May 1, 2025, the Company completed the acquisition of 100% of the equity interests of Aspen Manufacturing, LLC ("Aspen Manufacturing") for an aggregate purchase price of $327.6 million, which was funded with cash on hand and borrowings under our existing Revolving Credit Facility. Aspen Manufacturing is one of the largest independent evaporator coil and air handler manufacturers for the HVAC/R industry and is recognized as a leader in product quality and indoor comfort. Aspen Manufacturing’s current product suite includes a vast range of high-quality residential and light commercial evaporator coils, blowers, and air handling units for single-family, multi-family, and manufactured homes.

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

Business Segment	Key End Use Markets
Contractor Solutions	•HVAC/R •Plumbing •Electrical •General Industrial •Architecturally-Specified Building Products
Specialized Reliability Solutions	•Mining •Rail Transportation •Energy •General Industrial
Engineered Building Solutions	• Architecturally-Specified Building Products

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

Our key product types and brand names are shown below in alphabetical order:

Product Types	Brand Names
• condensate pads, pans and pumps	• Amrad®
• condensate switches and traps	• AquaGuard®
• drain management systems	• Aspen ManufacturingTM
• drain waste and vent systems mechanical products	• Clean Check®
• ductless mini-split systems installation support tools and accessories	• Cover Guard®
• electrical protection for HVAC/R	• DesolvTM
•evaporator coils and air handlers	• Duckt-Strip®
• grilles, registers, diffusers and vents	• Dust Free®
• installation supplies for HVAC/R	• EZ Trap®
• line set covers	• Falcon®
• load management systems	• Fortress®
• maintenance chemicals for HVAC/R	• Goliath®
• motors and capacitors	• G-O-N®
• refrigerant caps	• Guardian Drain Lock®
• solvents, cements, traps, vents, and thread sealants	• HubsettTM
• surge protection devices	• Kickstart®
• wire pulling head tools	• Leak Freeze®
• MARS®
• No. 5®
• Novent®
•PF WaterWorksTM
• PRO-FitTM
•PSP ProductsTM
• RectorSeal®
• Safe-T-Switch®
• Shoemaker Manufacturing®
• SureSeal®
• TRU-BLUTM
• TRUaire®
• Turbo 200®

New Product Development – Customer experience is a core competency in our Contractor Solutions segment. We gather "voice of the customer" market research through organized focus groups and online surveys, as well as through less formal channels. Ideas for new products or enhancements to existing products are also generated by our relationships with end-users, independent sales representatives, distributors and our internal sales and marketing team. We also actively monitor the competitive landscape and develop new products and modify existing products in our research and development (“R&D”) labs co-located with our manufacturing sites in Cle Elum, Washington; Dong Nai, Vietnam; Earth City, Missouri; Fall River, Massachusetts; Houston, Texas; Humble, Texas; Manassas, Virginia; Palm Coast, Florida and Royse City, Texas.

Competition – Our competition in the Contractor Solutions segment is varied. Competitors range from small entrepreneurial companies with a single product, to large multinational original equipment manufacturers (“OEMs”). In the products serving the HVAC/R end market category, we compete with DiversiTech, DuraVent, Intermatic, Little Giant, Nu-Calgon, RGF and others. In the products serving the plumbing end market category, we compete with BrassCraft, IPS, J.R. Smith, Mainline, Oatey and others. Most of our products are sold through distribution channels, and we compete in this space by leveraging the breadth of our product lines, customer service and pricing.

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

Our key product types and brand names are shown below in alphabetical order:

Product Types	Brand Names
• anti-seize products	• AccuTrack®
• compounds, lubricants and sealants	• Air Sentry®
• contamination control	• BioRail®
• desiccant breather filtration products	• Deacon®
• industrial maintenance and repairs	• Envirolube® XE Extreme
• lubricant management systems	• Extreme®
• operations solutions	• Gearmate® 1000 ICT
• rail applicators, lubricants and friction modifiers	• Hydrotex®
• sealants	• Jet-Lube®
• Kopr-Kote®
• Matrix®
• NCS-30® ECFTM
• OilSafe®
• ProAction Fluids®
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

Engineered Building Solutions

Our Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings. Our Engineered Building Solutions segment is a market leader in providing architects, contractors and other construction professionals with unique solutions that meet code requirements and support life safety, while adding functionality, performance, and aesthetically-pleasing designs. The safety and sustainability of our engineered building products enables them to be easily incorporated into the Leadership in Energy and Environmental Design building market.

Our key product types and brand names are shown below in alphabetical order:

Product Types	Brand Names
• architectural railings and metals	• Balco®
• expansion joints and joint seals	• BlazeSealTM
• fire and smoke curtains	• Duraspan®
• large curtains	• Greco®
• perimeter protection solutions	• IllumiTreadTM
• fire stopping solutions	• JointspanTM
• pre-engineered and custom architectural building components	• Metacaulk®
• Metablock®
• Metaflex® Pro
• QuakespanTM
• Smoke Guard®

New Product Development – Strategic investment in new product innovation, technical advancement, and customer-driven product development enhances demand for our products and enriches relationships with end-users. Development teams are located in Boise, Idaho; Lutz, Florida; Wichita, Kansas and Windsor Ontario, Canada.

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

Organic Revenue Growth Platform and Optimizing Performance

We focus on developing our presence in end markets with strong growth trends, continuously evaluating the potential uses of existing products to broaden end market penetration. We historically have a loyal customer base that recognizes the performance results and quality of our products and solutions. Further, our customer base is diverse. For the year ended March 31, 2026, no single customer represented 10% or more of our net revenues.

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

Inorganic Growth Investment with Proven Track Record

We believe our experience in identifying, completing and integrating acquisitions is one of our core competitive strengths, as evidenced by our portfolio of more than 20 acquisitions completed since the inception of the Company. Historically, we have pursued product-line acquisitions with relatively low integration risk that have the potential to benefit from our extensive distribution network and manufacturing efficiencies. More recently, we began targeting commercially-proven products and solutions that are attractive in our existing end markets where we can drive revenue growth, improved profitability and increased cash flow.

In the fourth quarter of the fiscal year ended March 31, 2026, we acquired Duckt-Strip, which offers a differentiated, code‑compliant electrical cable solution purpose‑built for ductless HVAC/R systems. In the third quarter of the fiscal year ended March 31, 2026, we acquired MARS Parts, one of the largest providers of HVAC/R parts and supplies in North America, and a leading provider of motors and capacitors. During the same quarter, we also acquired Hydrotex and ProAction Fluids. Hydrotex offers high-performance lubricants designed to enhance operational efficiency, reduce equipment wear and extend the service life of crucial assets and are complementary to our existing general industrial product portfolio. ProAction Fluids offers performance-tested drilling fluids, lubricants, sealants, and compounds for the horizontal directional drilling ("HDD") market that expand upon, and are complementary to, our existing general industrial product portfolio. In the first quarter of the fiscal year ended March 31, 2026, we acquired Aspen Manufacturing, one of the largest independent evaporator coil and air handler manufacturers for the HVAC/R industry and a recognized leader in product quality and indoor comfort. In the third quarter of the fiscal year ended March 31, 2025, we acquired PF WaterWorks, which offers drain management solutions that expand and complement our existing plumbing products portfolio. In the second quarter of the fiscal year ended March 31, 2025, we acquired PSP Products, which offers surge protection and load management products to supplement our existing HVAC/R product offerings. In the fourth quarter of the fiscal year ended March 31, 2024, we acquired Dust Free, which offers an extensive line of patented products for residential and commercial indoor air quality and HVAC/R applications. We invested almost $1.2 billion in the multiple acquisitions made in fiscal years 2026, 2025 and 2024.

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

We Leverage Existing Customer Relationships and Products and Solutions

We expect to continue to drive revenue growth, profitability and cash flows by leveraging our reputation for providing high quality products to our broad customer base. Our team of sales representatives, engineers and other technical personnel continues to proactively collaborate with our distributors and contractors to enhance and adapt existing products and solutions to meet evolving customer needs. In addition, we seek to leverage our existing customer base to cross-sell our products and solutions across our three business segments, thereby driving organic growth.

We Innovate New Products to Accelerate Organic Growth

The collaborative relationships and open feedback channels we have with our distributors and end-users allow us to add value not only through enhancing and adapting existing products and solutions, but also through efficiently developing new products and solutions to meet existing and future customer needs. Our team of R&D, sales and marketing personnel work together to identify product opportunities and methodically pursue development of innovative new products. Through the development of new products and solutions to both address new markets and complement our product portfolio in markets we currently serve, we expect to create increased opportunities to drive organic growth.

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

Human Capital Management

We believe that our employees are our most valuable assets and that our skilled, engaged workforce provides us with a competitive advantage. As part of our commitment to our employees, we provide a safe work environment, ongoing training and professional development opportunities, competitive compensation and a generous health and retirement benefits package that includes an Employee Stock Ownership Plan ("ESOP"), a defined contribution plan ("401(k)"), paid time off and health and wellness care, among others further described below.

As of March 31, 2026, we employed approximately 2,700 individuals globally. Regionally, approximately 1,500 of our employees are in North America, approximately 1,200 are in Asia Pacific, and approximately 10 are in Europe, the Middle East and Africa. Our workforce is made up of approximately 600 salaried employees and 2,100 hourly employees. Of these employees, approximately 1.2% of our U.S. workforce is represented by unions. We also have an employee organization in Vietnam. We believe that relations with our employees throughout our operations are generally positive, including those employees represented by unions or employee organizations. No unionized facility accounted for more than 10% of our consolidated revenues for the fiscal year ended March 31, 2026.

We assess employee engagement through targeted surveys, which provide feedback on a variety of subjects including safety, communications, performance management, development opportunities, respect and recognition and management support. The survey results are reviewed by our senior leadership team and shared with our managers and employees who collaborate to act on identified areas of improvement to implement measures of success. About 72% of our employees participated in our fiscal 2026 survey, which was conducted through Great Place To Work®. Employee feedback from the survey indicated our overall employee engagement score remains high and in February 2026 and we received the Great Place To Work® Certification™, marking the fourth consecutive year that we have received the award. While we continuously work to build on our Company's strong culture, our scores indicate that we are continuing to raise the bar to increase pride, optimism and engagement across the Company and strive to create the best employee experience.

As a result of maintaining a consistent focus on our employee-centric culture, the retention rate (excluding retirements) for our high-performance talent was 97% in the fiscal year ended March 31, 2026. Our company-wide (all employees) voluntary retention rate (excluding retirements) was 84%, representing a slight 1% decline from the prior fiscal year.

Workplace Health and Safety

We are committed to creating and maintaining a safe and healthy working environment, and we have developed a health and safety program that focuses on implementing policies and training programs to ensure that all employees understand this commitment. We maintain a global Environmental, Health & Safety policy that is applicable to all our employees, operations and activities. Our health and safety strategies are consistently reviewed and updated as changes occur in our business, and employees are empowered to identify and report safety concerns and take corrective actions. Safety awareness and employee engagement programs have been implemented at the Company’s facilities and have generated meaningful reductions in workplace safety incidents.

In particular, since acquiring our Vietnam facility in December 2020, we have made the health and safety of our workforce a top priority. Our commitment to fostering a safe and secure environment has been demonstrated through a series of ongoing initiatives designed to enhance both the physical infrastructure and operational practices within the facility. Specifically, we have undertaken facility upgrades that include modernizing equipment, improving ventilation systems, and redesigning workspace layouts to reduce potential hazards and ensure compliance with local and international safety standards. To further strengthen our safety culture, we have implemented comprehensive safety training programs for all employees. These sessions cover a wide range of topics, including emergency response procedures, proper use of personal protective equipment (PPE), hazard identification, and safe handling of materials. Regular refresher courses are provided to keep safety knowledge up to date and reinforce best practices across all departments. Preventive maintenance initiatives are another cornerstone of our approach. We conduct scheduled inspections and maintenance of machinery, electrical systems, and safety equipment to identify and address potential issues before they can lead to accidents or operational disruptions. This proactive strategy not only minimizes risks but also extends the lifespan of our assets and ensures uninterrupted production. By continuously investing in facility upgrades, employee training, and preventive maintenance, we demonstrate our ongoing commitment to maintaining a safe, healthy, and productive workplace for all staff at our Vietnam facility. These efforts contribute to higher employee morale, reduced incident rates, and improved operational efficiency.

For the calendar year ended December 31, 2025, our total recordable incident rate ("TRIR") for employees was 1.1, which was a slight improvement over the prior calendar year of 1.2, attributable in part due to significant activities undertaken to integrate the newly acquired businesses and bring their safety programs up to our high standards. Our lost time incident rate (“LTIR”) in calendar 2025 was 0.18, an increase over our historically-low LTIR of 0.06 in calendar 2024. For the first three months of calendar 2026, our TRIR was 1.0 and our LTIR was 0.13, demonstrating our consistent, sharp focus on safety performance and improving the safety performance of acquired companies.

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

Compensation and Benefits

We strive to support both the short-term and long-term well-being of our employees. This commitment extends to the communities in which our employees live, where we are positive, active corporate citizens. A key element of employee well-being is providing compensation and benefits for our employees that are competitive and equitable based on local markets. Our compensation program includes market-aligned salary grades, an annual incentive compensation program for the majority of our employees, referral and rewards incentive programs available to employees based on job function, premium pay for employees working extended hours and eligibility to participate in a long-term incentive plan ("LTIP") for select employees. We analyze our compensation and benefits program annually, and make changes as necessary, to ensure we remain competitive. We believe maintaining competitive pay and benefits for our employees is important to promote professional excellence and career progression.

As part of our comprehensive total rewards program, our employees are eligible to participate in Company-subsidized medical, dental, vision, life, short-term and long-term disability insurance plans. We provide employees with a paid supplemental life and accident insurance plan and we offer employees the opportunity to contribute to a Flexible Spending Account and a Health Savings Account. Our wellness plan offers a range of programs designed to improve health awareness and well-being. Helping our employees stay healthy and safe is a priority, and our quarterly wellness challenges engage employees and often incorporate community-outreach efforts and special events.

Our retirement savings program includes a 401(k) plan and an ESOP. Our 401(k) plan has a 86% participation rate, which is higher than the recognized benchmark of 84%. During the fiscal year ended March 31, 2025, we started offering enhanced retirement benefits to our workforce of approximately 1,200 employees in Vietnam and became a pioneer in bringing such benefit to our employees. These benefits are performance-based and constitute an integral component of the Company's profit-sharing philosophy. Current and former domestic employees who have participated in our ESOP collectively own approximately 2% of the Company. We believe the ESOP strongly aligns the interests of our employees with those of our stockholders.

We maintain a culture that engages and rewards the performance of key leaders that is supported through equity awards in the form of restricted stock and performance-based restricted stock awards under our LTIP. More than 100 employees received one or both of these forms of equity awards in fiscal 2026. Our LTIP is designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership and an ownership culture whereby management and employees think and act as shareholders of the Company.

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

There continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of potential trade policies including tariffs. Since February 2025, the President of the United States has issued various executive orders to regulate imports by imposing country-specific tariffs on multiple nations around the world, including Vietnam and China, which are relevant to our business due to our manufacturing presence in Vietnam and our use of third-party manufacturing in China and other foreign countries. In addition, the United States has imposed and/or reimposed certain commodity-specific tariffs, including tariffs on steel, aluminum and copper, which are used as inputs for some of our products. We have responded by negotiating cost reductions with certain suppliers, transitioning certain sources of supply, and by raising prices to our customers on certain products across our three segments to partially offset the impact. In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). The ruling may allow for recovery of IEEPA tariff amounts previously paid, although the timing and administration of any potential IEEPA tariff refunds is uncertain and may be subject to further legal and regulatory developments. We are assessing our potential refund rights and are pursuing a recovery of amounts paid; however this recovery will likely be subject to applicable procedures and may add complexity and uncertainty into our operations. Additionally, the current presidential administration has imposed tariffs on goods imported into the United States pursuant to legislative authorities other than IEEPA and has indicated that it may continue to pursue these policies in the future. The current situation is dynamic, and the ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated, as well as our ability to mitigate their impact, where we continue to actively assess and implement mitigation options.

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

We have significant manufacturing operations in Vietnam, in addition to using third parties located in China and elsewhere outside the United States to manufacture some of our products. Since February 2025, the President of the United States has issued various executive orders to regulate imports by imposing reciprocal country-specific tariffs on multiple nations around the world, including Vietnam and China (among other jurisdictions). In addition, the United States has imposed and/or reimposed certain commodity-specific tariffs, including tariffs on steel, aluminum and copper, which are used as inputs for some of our products. We have responded by negotiating cost reductions with certain suppliers, transitioning certain sources of supply, and by raising prices to our customers on certain products across our three segments to partially offset the impact. In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the IEEPA, which include many of the tariffs imposed by the President of the United States since February 2025. The ruling may allow for recovery of IEEPA tariff amounts previously paid, although the timing and administration of any potential IEEPA tariff refunds is uncertain and may be subject to further legal and regulatory developments. We are assessing our potential refund rights and are pursuing a recovery of amounts paid; however this recovery will likely be subject to applicable procedures and may add complexity and uncertainty into our operations. Additionally, the current presidential administration has imposed tariffs on goods imported into the United States pursuant to legislative authorities other than IEEPA, and has indicated that it may continue to pursue these policies in the future.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. Such conditions could have a material adverse impact on our future net sales, cost of goods sold in the United States, profit and cash flow. The current situation is dynamic, and the ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated, as well as our ability to mitigate their impact. The Company is evaluating the potential impacts of these tariffs, as well as assessing and implementing options to mitigate any potential impact. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to our operations and distracting to management. Such restrictions have been, and in the future may be, announced, amended, paused, reinstated or rescinded with little or no advance notice, and we may not be able to mitigate all adverse impacts from such measures, effectively.

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

The cyclical nature of the supply and demand balance of certain end markets that we serve, including HVAC/R, general industrial, construction, energy, rail transportation and mining, poses risks to us that are beyond our control and can affect our operating results. These markets are highly competitive; are driven to a large extent by end-use markets; are affected by distributor stocking behaviors; and may experience overcapacity, all of which may affect demand for and pricing of our products and result in volatile operating results and cash flows over our business cycle. Our operations and earnings may also be affected by changes in oil, gas and petrochemical prices and drilling activities, which depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. Product demand may not be sufficient to utilize current or future capacity. Excess industry capacity may depress our volumes and margins on some products. Our operating results, accordingly, may be volatile as a result of excess industry capacity, as well as from rising energy and raw materials costs.

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

Increased global focus on climate change may result in the imposition of new or additional regulations or requirements applicable to, and increased financial and transition risks for, our business and the industries in which we operate. California has enacted a climate disclosure law that, if not overturned in ongoing litigation, will require us to report our greenhouse gas emissions by August 10, 2026. Another climate disclosure law, which requires the reporting of climate change-related financial risks, had an inaugural reporting date of January 2026. This law, however, is currently subject to a federal court injunction issued by the U.S. Court of Appeals for the Ninth Circuit, and enforcement is paused while litigation proceeds. A number of other government authorities and agencies have introduced, or are contemplating, regulatory changes to address climate change, including the regulation and disclosure of greenhouse gas emissions. For example, on March 6, 2024, the SEC adopted final rules to enhance and standardize climate-related disclosures by requiring registrants to disclose certain climate-related information in registration statements and periodic reports. On March 21, 2024, the Judicial Panel on Multidistrict Litigation

issued an order consolidating the petitions for review in the U.S. Court of Appeals for the Eighth Circuit; and, on April 4, 2024, the SEC issued an order that the climate-related disclosure rules were stayed pending the completion of judicial review of the consolidated Eighth Circuit petitions. On March 27, 2025, the SEC terminated its defense of the rules, and on April 24, 2025, the Eighth Circuit paused the litigation and directed the SEC to explain its plan for the rules in a July 2025 status report. In the July 2025 status report, the SEC stated that it did not intend to review or reconsider the rules at that time and requested that the Eighth Circuit proceed to resolve the litigation on the merits but declined to state whether it would enforce or adhere to the rules if they survived judicial review. On September 12, 2025, the Eighth Circuit ordered that the litigation would again be held in abeyance until the SEC reconsiders or renews its defense of the rules. If the rules become effective, we will be required to provide the enhanced climate-related disclosures.

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

Conditions in the Middle East, including current uncertainty and instability resulting from the conflict between the United States, Israel and Iran, as well as other regional hostilities could adversely affect our business.

The ongoing conflict in the Middle East, including active military operations in Iran beginning February 28, 2026, has contributed to disruptions in global shipping lanes, particularly through the Strait of Hormuz and the broader Persian Gulf region. While we do not source materials directly from Iran or the Gulf region, the conflict has contributed to elevated freight costs and extended lead times from Asian suppliers as carriers reroute through alternative passages including the Cape of Good Hope. Such conflict could continue to result in supply disruptions, increased shipping and insurance costs, delays or rerouting of cargos, heightened security risks, and increased volatility in commodity prices, all of which could affect our customers and our ability to do business with them. We are working with our logistics partners to mitigate these impacts and do not currently believe they will have a material adverse effect on our ability to meet customer demand, though we continue to monitor the situation closely.

The intensity and duration of this active conflict are difficult to predict. Although the current hostilities have not materially impacted our business or operations as of the date of this Annual Report, the conflict is rapidly evolving and developing and it is not possible to predict its long-term consequences on us or our customers. Any escalation and expansion of this conflict could have a negative impact on both global and regional conditions and may adversely affect our business, financial condition and results of operations.

Loss of key suppliers, the inability to secure raw materials on a timely basis, the potential impacts of global inflation and global conflicts, or our inability to pass commodity price increases on to customers could have an adverse effect on our business.

Materials used in our manufacturing operations are generally available on the open market from multiple sources. However, some of the raw materials we use are only available from a limited number of sources. Accordingly, any disruptions to a critical suppliers' operations or the availability of key product inputs could have a material adverse effect on our business and results of operations. Macroeconomic conditions have caused supply chains for many companies to be interrupted, slowed or temporarily rendered inoperable. In addition, supply chain shortages and cost increases due to new or increased tariffs and other domestic and international trade policies have negatively impacted, and could continue to negatively impact, our manufacturing costs and logistics costs and, in turn, our gross margins. We may also be required to pay higher prices for raw materials due to inflationary trends regardless of supply.

In addition, changing interest rates could materially adversely affect our business. In response to increasing inflation, the U.S. Federal Reserve began to raise interest rates in March 2022. Although the Federal Reserve began reducing the federal funds rate in late 2024 and continued in 2025 as a response to weakening inflation, there is no guarantee that the Federal Reserve will continue to reduce rates or that further changes in inflationary conditions will not occur. We are unable to predict changes in the Federal Reserve’s policies, the macroeconomic factors that influence those policies or the impact that future changes will have on the economy and our business. Current or future efforts by the government to manage inflationary pressures or stimulate the economy may result in unintended economic consequences, which could have a direct and indirect adverse impact on our business and results of operations.

While we believe many challenges are temporary and can be managed in the near-term, our business and results of operations could be materially adversely affected by prolonged or increasing supply chain disruptions. Availability and cost of raw materials could be affected by a number of factors, including the cost of reliable energy; commodity prices; inflation; tariffs and duties on imported materials; international trade policies; foreign currency exchange rates; and phases of the general business cycle and global demand. We may be unable to pass along price increases to our customers, which could have a material adverse effect on our business and results of operations.

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

For example, hurricanes may affect our facilities or our information systems could fail as a result of breakdown, malicious attacks, unauthorized access, viruses or other factors, which could severely impair several aspects of operations, including, but not limited to, logistics, revenues, customer service and administration. In addition, in the event that a product liability or third-party liability claim is brought against us, we may be required to recall our products in certain jurisdictions if they fail to meet relevant quality or safety standards, and we cannot guarantee that we will be successful in making an insurance claim under our policies or that the claimed proceeds will be sufficient to compensate the actual damages suffered.

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

Artificial Intelligence Technologies Could Present Business, Compliance, and Reputational Risks.

Recent technological advances in artificial intelligence (“AI”) and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. We face risk of competitive disadvantage if our competitors more effectively use AI to better serve customers, drive internal efficiencies, and/or create new or enhanced products or services. We have begun to incorporate AI capabilities into our operations and the introduction of these technologies, particularly generative AI, into internal processes, customer engagements, and/or new and existing product offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us and despite strict governance protocols, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI in the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies. Finally, multiple jurisdictions have either already put in place laws and regulations governing the use of AI, or are considering such laws and regulations. Compliance with these laws, regulations, and industry frameworks may limit our ability to leverage AI or require us to substantially revise our approach to its use.

Our relationships with our employees could deteriorate, which could adversely affect our operations.

As a manufacturing company, we rely on a positive relationship with our employees to produce our products and maintain our production processes and productivity. As of March 31, 2026, we had approximately 2,700 full-time employees, of which 18 were subject to collective bargaining agreements in the United States, and approximately 1,200 of which are located in Vietnam. If our workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted, or we could experience higher labor costs. In addition, if significant portions of our employees were to become unionized, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

From time to time, our business has engaged in strategic initiatives, and such activities may occur in the future. These efforts have included consolidating manufacturing facilities, rationalizing our manufacturing processes, realigning organizational structures, divesting lines of business, and establishing a joint venture within our Specialized Reliability Solutions segment.

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

From time to time, we acquire businesses, following careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgments in determining acquisition price. After acquisition, such assumptions and judgments may prove to be inaccurate due to a variety of circumstances, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Additionally, actual operating results for an acquisition may vary significantly from initial estimates. As of March 31, 2026, we had goodwill of $632.6 million recorded in our consolidated balance sheet. We evaluate the recoverability of recorded goodwill annually, as well as when we changed reporting units and when events or circumstances indicate the possibility of impairment. Because of the significance of our goodwill and other intangible assets, a future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on our accounting policies related to goodwill, see our discussion under Note 1 to our consolidated financial statements in Item 8 of this Annual Report.

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

We are subject to tax laws and regulations in the United States and multiple foreign jurisdictions. Our future effective tax rates could be adversely affected by changes in tax laws, regulations, accounting principles or interpretations thereof, as well as changes in related interpretations and other tax guidance. For example, the Organization for Economic Co-operation and Development, an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes. The effect of such tax law changes or regulations and interpretations, as well as any additional tax reform legislation in the U.S., U.K, Canada, Australia, Vietnam or elsewhere, could have a material adverse effect on our business, financial condition and results of operations. In addition, we are also subject to periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. As of March 31, 2026, we had a reserve of $9.3 million relating to uncertain tax positions, and taxing authorities may disagree with the positions we have taken regarding the tax treatment or characterization of our transactions. Although we believe that our tax filing positions are appropriate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our business, financial condition and results of operations.

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

Compliance with environmental, health and safety laws and regulations generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of storage and disposal of wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under environmental, health and safety laws, regulations or permit requirements.

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

The Company did not experience a material cybersecurity incident during the year ended March 31, 2026. For more information on how material cybersecurity incidents may impact our business, see Part I, Item 1A. "Risk Factors" of this Form 10-K.

Cybersecurity Governance

The Company’s Head of Information Technology, in coordination with the Company’s Chief Financial Officer, General Counsel, Chief Accounting Officer and other internal stakeholders, is responsible for leading the team responsible for assessing, identifying, and managing cybersecurity risks, including implementation of our cybersecurity risk management program. Our head of Information Technology has extensive experience in cybersecurity risk management and, along with the cybersecurity risk management team, has subject matter expertise in varied topics including data integrity, IT risk, enterprise architecture, third-party risk, threat intelligence, incident response, and regulatory compliance. Our Board of Directors oversees cybersecurity risk and strategy, and the Audit Committee of the Board of Directors oversees information security compliance as part of its broader compliance oversight mandate. Together, this ensures that the Board of Directors has a comprehensive view of the Company’s cybersecurity risk profile and framework.

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

The Company’s Chief Executive Officer and other senior officers are responsible for the ongoing assessment and management of the risks the Company faces. These enterprise risks (including cybersecurity risks) are formally assessed annually by management as part of the Company's robust Enterprise Risk Management program. At least annually, the Board of Directors, as a whole and through its committees, oversees the Company’s risk profile and management’s policies and processes for assessing and managing risk.

ITEM 2: PROPERTIES

Properties

Our principal executive offices are located at 5420 Lyndon B. Johnson Freeway, Suite 500, Dallas, Texas 75240. Our headquarters is a leased facility with a current lease term expiring on August 31, 2026. The lease has been renewed for an additional 127-month term that will commence upon competition of renovation activities.

We consider the many manufacturing and R&D facilities, distribution centers, warehouses, offices and other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. The following table presents our principal physical locations by segment and excludes facilities classified as discontinued operations.

Location	Use	Segment	Square Footage	Owned/Leased
Boise, Idaho	Manufacturing, Office and R&D	Engineered Building Solutions	42,000	Leased
Cle Elum, Washington	Distribution Center, Manufacturing, Office, R&D and Warehouse	Contractor Solutions	180,000	Leased
Dong Nai, Vietnam	Manufacturing and Office	Contractor Solutions	634,000	Owned
Earth City, Missouri	Distribution Center and Office	Contractor Solutions	280,000	Leased
Fall River, Massachusetts	Manufacturing and Office	Contractor Solutions	140,200	Leased
Greenwood, Indiana	Distribution Center & Office	Contractor Solutions	54,000	Leased
Houston, Texas	Manufacturing, Office, R&D and Warehouse	Contractor Solutions	253,900	Owned
Houston, Texas	Distribution Center & Office	Contractor Solutions	150,000	Leased
Humble, Texas	Manufacturing, Office and Warehouse	Contractor Solutions	269,700	Leased
Jacksonville, Florida	Distribution Center & Office	Contractor Solutions	217,000	Leased
Lutz, Florida	Manufacturing, Office and R&D	Engineered Building Solutions	41,000	Leased
North East, Maryland	Distribution Center & Office	Contractor Solutions	150,000	Leased
Palm Coast, Florida	Manufacturing, Office and R&D	Contractor Solutions	49,000	Leased
Rockwall, Texas	Manufacturing, Office, R&D and Warehouse	Specialized Reliability Solutions	227,600	Owned
Royse City, Texas	Manufacturing, Office and Warehouse	Contractor Solutions	94,500	Leased
Tejon Ranch, California	Distribution Center & Office	Contractor Solutions	241,000	Leased
Terrell, Texas	Warehouse	Specialized Reliability Solutions	101,000	Leased
Tulsa, Oklahoma	Manufacturing, Office and Warehouse	Specialized Reliability Solutions	95,000	Leased
Wichita, Kansas	Manufacturing, Office and R&D	Engineered Building Solutions	75,000	Leased
Windsor, Ontario, Canada	Manufacturing, Office and R&D	Engineered Building Solutions	42,000	Leased
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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the New York Stock Exchange under the symbol "CSW."

Holders

As of May 20, 2026, there were 259 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

Note 13 to our consolidated financial statements included in Item 8 of the Annual Report includes a discussion of our dividends.

Issuer Purchases of Equity Securities

Note 13 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase program. The following table represents the number of shares repurchased during the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
					(in millions)
January 1 - 31	9,889	(a)	$290.03	9,889	$147.7
February 1 - 28	16,617	(a) (b)	274.08	16,522	143.2
March 1 - 31	112,508	(a) b)	261.47	105,116	115.7
	139,014			131,527

(a) On November 18, 2024, we announced that our Board of Directors authorized a new $200.0 million share repurchase program, which replaced the previously announced $100.0 million program. On December 15, 2025, we announced an expansion of our current share repurchase program authorization from $200.0 million to $250.0 million. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2026, for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. As of March 31, 2026, 523,121 shares were repurchased for an aggregate amount of $134.3 million under the current $250.0 million program.

(b) Includes shares tendered by employees to satisfy minimum tax withholding amounts related to the vesting of equity awards.

Stock Performance Chart

The following graph compares the cumulative total shareholder return on our common stock from April 1, 2021 through March 31, 2026 compared with the Russell 2000 Index and S&P SmallCap 600 Industrial Index, both of which are indices in which CSW is a component. In prior reporting periods, we presented a customized peer group as our secondary performance benchmark, which we are replacing with the S&P SmallCap 600 Industrial Index this year. Both the prior customized composite peer group and S&P SmallCap 600 Industrial Index are presented in the following graph in this year of transition.

The graph assumes that $100 was invested at the market close on April 1, 2021 and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance. This graph is furnished and not filed with the SEC. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Exchange Act that incorporate future filings made by us under those statutes, the stock performance graph below is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

$250.00
$200.00
$150.00
$100.00
$50.00
04/01/21
03/31/22
03/31/23
03/31/24
03/31/25
3/31/2026
CSW
S&P SmallCap 600 Industrial
Russell 2000
Former Custom Peer Group

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

EXECUTIVE OVERVIEW

Our Company

We are a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, general industrial, energy, mining, electrical and rail transportation. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end-users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Aspen ManufacturingTM, Balco®, Cover Guard®, Deacon®, Duckt-Strip®, Dust Free®, Falcon Stainless®, Greco®, Hydrotex®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, MARS®, Metacaulk®, No. 5®, OilSafe®, PF WaterWorksTM, ProAction Fluids®, PSP ProductsTM, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire®, Turbo 200® and Whitmore®.

Since February 2025, the President of the United States has issued various executive orders to regulate imports by imposing country-specific tariffs on multiple nations around the world, including Vietnam and China, which are relevant to our business due to our manufacturing presence in Vietnam and our use of third-party manufacturing in China and other foreign countries. In addition, the United States has imposed and/or reimposed certain commodity-specific tariffs, including tariffs on steel, aluminum and copper, which are used as inputs for some of our products. We have responded by negotiating cost reductions with certain suppliers, transitioning certain sources of supply, and by raising prices to our customers on certain products across our three segments to partially offset the impact. In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). The ruling may allow for recovery of IEEPA tariff amounts previously paid, although the timing and administration of any potential IEEPA tariff refunds is uncertain and may be subject to further legal and regulatory developments. We are assessing our potential refund rights and are pursuing for a recovery of amounts paid; however this recovery will likely be subject to applicable procedures and may add complexity and uncertainty into our operations. Additionally, the current presidential administration has imposed tariffs on goods imported into the United States pursuant to legislative authorities other than IEEPA and has indicated that it may continue to pursue these policies in the future. The current situation is dynamic, and the ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated, as well as our ability to mitigate their impact, where we continue to actively assess and implement mitigation options.

The ongoing conflict in the Middle East, including active military operations in Iran beginning February 28, 2026, has contributed to disruptions in global shipping lanes, particularly through the Strait of Hormuz and the broader Persian Gulf region. While we do not source materials directly from Iran or the Persian Gulf region, the conflict has contributed to elevated crude oil prices, ocean and domestic freight and certain commodity costs and extended lead times from Asian suppliers as carriers reroute through alternative passages including the Cape of Good Hope. We are working with our logistics partners to mitigate these impacts and do not currently believe they will have a material adverse effect on our ability to meet customer demand, though we continue to monitor the situation closely.

Business Developments

During the fourth quarter of fiscal 2026, we committed to a plan to pursue a sale of the Greco US business and a strategic exit of the Greco Canada business (the "Greco Canada Exit"). As a result of these initiatives, we recorded a non-cash impairment expense of $15.6 million for the Greco US and Canada businesses, and recorded additional expenses of $2.1 million in connection with the Greco Canada Exit, both of which are reported in our Engineered Building Solutions segment.

On March 12, 2026, we acquired certain assets of Joyce Sales Group, LLC and Copper2Glass, LLC (collectively, “Duckt-Strip”) for a cash consideration of $21.0 million, which was funded with borrowings under our existing Revolving Credit Facility (as defined in Note 9). Duckt-Strip offers a differentiated, code‑compliant electrical cable solution purpose‑built for ductless HVAC/R systems.

On November 20, 2025, we acquired certain assets of ProAction Fluids, LLC (“ProAction Fluids”) for a cash consideration of $9.5 million, which was funded with borrowings under our existing Revolving Credit Facility. ProAction Fluids offers performance-tested drilling fluids, lubricants, sealants, and compounds for the horizontal directional drilling ("HDD") market that expand upon, and are complementary to, our existing general industrial product portfolio.

On November 5, 2025, we acquired certain assets of Hydrotex Holdings, Inc. (“Hydrotex”) for an aggregate purchase price of $17.0 million. The cash consideration was funded with borrowings under our existing Revolving Credit Facility. Hydrotex offers high-performance lubricants designed to enhance operational efficiency, reduce equipment wear, and extend service life that expand upon, and are complementary to, our existing general industrial products portfolio.

On November 4, 2025, we entered into a Fourth Amended and Restated Credit agreement (the "Fourth Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent, and the lenders, issuing banks and swingline lender party thereto. The Fourth Credit Agreement, among other things, provides for: (i) the continuation of the existing Revolving Credit Facility in the aggregate principal committed amount of up to $700.0 million; (ii) the extension of the maturity date of the Revolving Credit Facility until November 4, 2030; and (iii) the establishment of a new senior secured term loan “A” credit facility (the “TLA”) in an aggregate principal amount of up to $600.0 million, and having a maturity date of November 4, 2030.

On November 4, 2025, we acquired 100% of the equity interests of Dusk Acquisition Corporation and its wholly owned subsidiaries, Motors & Armatures, LLC and HVAC South, LLC (collectively, “MARS Parts”) for an aggregate purchase price of $658.1 million. The cash consideration was funded with a combination of the TLA (as defined in Note 9) and borrowings under our existing Revolving Credit Facility. MARS Parts was one of the largest providers of HVAC/R parts and supplies in North America, and a leading provider of motors and capacitors. With a product mix more heavily focused on repair versus replacement, we expect MARS Parts will strategically complement our current HVAC/R end market, which traditionally has been more focused on new unit installations and replacements.

On May 2, 2025, the Company entered into a Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto. The Third Amended and Restated Credit Agreement renewed the Company’s existing Revolving Credit Facility, which refreshed the term for five years and increased the commitment to $700.0 million. Refer to Note 9 for additional information.

On May 1, 2025, the Company completed the acquisition of 100% of the equity interests of Aspen Manufacturing, LLC ("Aspen Manufacturing") for an aggregate purchase price of $327.6 million, which was funded with cash on hand and borrowings under our existing Revolving Credit Facility. Aspen Manufacturing is one of the largest independent evaporator coil and air handler manufacturers for the HVAC/R industry and is recognized as a leader in product quality and indoor comfort. Aspen Manufacturing’s current product suite includes a vast range of high-quality residential and light commercial evaporator coils, blowers, and air handling units for single-family, multi-family, and manufactured homes.

Our Markets

HVAC/R

The HVAC/R market is our largest market served and it represented approximately 59% and 56% of our net revenues in the years ended March 31, 2026 and 2025, respectively. We provide an extensive array of products for installation, repair and maintenance of HVAC/R systems that includes condensate switches, pans and pumps, GRD, refrigerant caps, line set covers and other chemical and mechanical products. The industry is driven by replacement and repair of existing HVAC/R systems, as well as new construction projects. New HVAC/R systems are heavily influenced by macro trends, while replacement and repair of existing HVAC/R systems are dependent on weather and age of unit. The HVAC/R market tends to be seasonal with the peak sales season beginning in March and continuing through August. Construction and repair is typically performed by contractors, and we utilize our global distribution network to drive sales of our brands to such contractors.

Architecturally-Specified Building Products

Architecturally-specified building products represented approximately 14% and 17% of our net revenues in the years ended March 31, 2026 and 2025, respectively. We manufacture and sell products such as engineered railings, smoke and fire protection systems, expansion joints and stair edge nosings for end use customers including multi-family residential buildings, educational facilities or institutions, warehouses, construction companies, plant maintenance customers, building contractors and repair service companies. Sales of these products are driven by architectural specifications and safety and building codes. The sales process is typically long as these can be multi-year construction projects. The construction market, both commercial and multi-family, is a key driver for sales of architecturally-specified building products.
Plumbing

The plumbing market represented approximately 9% and 8% of our net revenues in the years ended March 31, 2026 and 2025, respectively. We provide many products to the plumbing industry including thread sealants, solvent cements, fire-stopping products, condensate switches and trap guards, water and gas connectors, as well as other mechanical products, such as drain traps. Installation is typically performed by contractors, and we utilize our global distribution network to drive sales of our products to contractors.

General Industrial

The general industrial end market represented approximately 6% and 7% of our net revenues in the years ended March 31, 2026 and 2025, respectively. We provide products focused on asset protection and reliability, including lubricants, desiccant breathers and fluid management products. The general industrial market includes the manufacture of chemicals, steel, cement, food and beverage, pulp and paper and a wide variety of other processed materials. We serve this market primarily through a network of distributors.

Energy

The energy market represented approximately 4% and 5% of our net revenues in the years ended March 31, 2026 and 2025, respectively. We provide market-leading lubricants and anti-seize compounds, as well as greases, for use in oilfield drilling activity and maintenance of oilfield drilling and valve related equipment. We sell our products primarily through distributors that are strategically situated near the major oil and gas producing areas across the globe. The outlook for the energy industry is heavily dependent on the global demand expectations from developed and emerging economies, as well as oil price and local government policies relative to oil exploration, drilling, storage and transportation.

Mining

The mining market represented approximately 3% and 3% of our net revenues in the years ended March 31, 2026 and 2025, respectively. Across the globe, we provide market-leading lubricants to open gears used in large mining excavation equipment, primarily through direct sales agents, as well as a network of strategic distributors. The North American mining industry is heavily weighted toward coal production and has experienced headwinds due to continued decline in domestic coal demand, partially mitigated by the seaborne coal export market. Globally, coal demand has been robust, and focused efforts in coal markets outside of the U.S., coupled with enhanced focus on markets such as iron, gold, diamonds and uranium in Southeast Asia, South America, and Africa have delivered growth that has generally offset the weakness in North American coal demand. Outside of coal, the mining market tends to move with global industrial output as basic industrial metals such as copper, tin, aluminum, and zinc, which are critical inputs to many industrial products.

Electrical

The electrical market represented approximately 3% and 2% of our net revenues in the years ended March 31, 2026 and 2025, respectively. We provide products for electrical wire installation such as wire pulling tools, accessories and cleaners as well as surge protection and load management products. We utilize differentiated technology for electrical management devices to ensure reliability, vigor, and strength. We serve this market primarily through a network of distributors.

Rail Transportation

The rail transportation market represented approximately 1% and 2% of our net revenues in each of the years ended March 31, 2026 and 2025. We provide an array of products into the rail transportation industry, including lubricants and lubricating devices for rail transportation lines, which increase efficiency, reduce noise and extend the life of rail transportation equipment such as rails and wheels. We leverage our technical expertise to build relationships with key decision makers to ensure our products meet required specifications. We sell our products primarily through a direct sales force, as well as through distribution partners. End markets for rail transportation include Class 1 Rail as the primary end market in North America and Transit Rail as the primary end market in all other geographies. Cyclical product classes such as farm products and petrochemical products can impact volumes in Class 1 Rail. While coal transport is diminishing demand for Class 1 Rail in North America, global investment in Transit Rail systems is expected to more than offset this decline.

Our Outlook

For fiscal 2027, we hold a positive view of our primary end markets and remain focused on competitive outperformance through our strategic and operational strengths. Each of our three segments is expected to deliver revenue and profit growth, driven by product expansion, market share gains, acquisition synergies and pricing improvements. Strong operating cash flows are anticipated to support our capital allocation strategy. We are confident in our strategy and our team's ability to execute.

We expect to maintain a strong balance sheet in fiscal year 2027, which provides us with access to capital through our cash on hand, internally-generated cash flow and availability under our Revolving Credit Facility. Our capital allocation strategy continues to guide our investing decisions, with a priority to direct capital to the highest risk adjusted return opportunities, within the categories of organic growth, strategic acquisitions and the return of cash to shareholders through our share repurchase and dividend programs. With the strength of our financial position, we will continue to invest in financially and strategically attractive expanded product offerings, key elements of our long-term strategy of targeting long-term profitable growth. We will continue to invest our capital in maintaining our facilities and in continuous improvement initiatives. We recognize the importance of, and remain committed to, continuing to drive organic growth, as well as investing additional capital in opportunities with attractive risk-adjusted returns, driving increased penetration in the end markets we serve. We remain disciplined in our approach to acquisitions, particularly as it relates to our assessment of valuation, prospective synergies, diligence, cultural fit and ease of integration, especially in light of economic conditions.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our consolidated results of operations and results for each of our segments.

Duckt-Strip activity has been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the March 12, 2026 date of acquisition. MARS Parts activity has been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the November 4, 2025 date of acquisition. Aspen Manufacturing activity has been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the May 1, 2025 date of acquisition. ProAction Fluids activity has been included in our consolidated results of operations and in the operating results of our Specialized Reliability Solutions segment since the November 20, 2025 date of acquisition. Hydrotex activity has been included in our consolidated results of operations and in the operating results of our Specialized Reliability Solutions segment since the November 5, 2025 date of acquisition. PF Waterworks activity has been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the November 4, 2024 date of acquisition. PSP Products activity has been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the August 1, 2024 date of acquisition. Dust Free activity has been included in our consolidated results of operations and in the operating results of our Contractor Solutions segment since the February 6, 2024 date of acquisition. All acquisitions are described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Net Revenues

	Year Ended March 31,
(amounts in thousands)	2026	2025	2024
Revenues, net	$1,082,549	$878,301	$792,840

Net revenues for the year ended March 31, 2026 increased $204.2 million, or 23.3%, as compared with the year ended March 31, 2025. The increase was primarily due to the acquisitions of MARS Parts, Aspen Manufacturing, Hydrotex, ProAction Fluids and PF WaterWorks ($222.6 million, or 25.3%). Excluding the impact of the acquisitions, organic sales decreased $18.4 million, or 2.1%, from the prior year due to lower unit volumes partially offset by pricing actions. Net revenue increased in the HVAC/R, plumbing, electrical, mining, and general industrial end markets and decreased in the energy end market.

Net revenues for the year ended March 31, 2025 increased $85.5 million, or 10.8%, as compared with the year ended March 31, 2024. The increase was partially due to the acquisitions of Dust Free, PSP Products, and PF WaterWorks ($47.5 million or 6.0%). Excluding the impact of the acquisitions, organic sales increased $37.9 million, or 4.8%, from the prior year due to increased unit volumes and pricing actions. Net revenue increased in the HVAC/R, electrical, general industrial, architecturally-specified building products, and plumbing end markets and decreased in the energy, mining and rail transportation end markets.

Net revenues into the Americas, Europe, Middle East and Africa ("EMEA") and the Asia Pacific regions for the years ended March 31, 2026, 2025 and 2024 are presented below. The presentation of net revenues by geographic region is based on the location of the customer. For additional information regarding net revenues by geographic region, see Note 21 to our consolidated financial statements included in Item 8 of this Annual Report.

	Year Ended March 31,
	2026	2025	2024
Americas	95%	94%	94%
EMEA	3%	4%	4%
Asia Pacific Regions	2%	2%	2%

Gross Profit and Gross Profit Margin

	Year Ended March 31,
(amounts in thousands, except percentages)	2026	2025	2024
Gross profit	$453,682	$393,312	$350,745
Gross profit margin	41.9%	44.8%	44.2%

Gross profit for the year ended March 31, 2026 increased $60.4 million, or 15.3%, as compared with the year ended March 31, 2025. The increase was primarily a result of the increase in revenue and favorable freight costs, partially offset by increases in tariffs and material costs directly and indirectly driven by tariffs, acquisition integration expenses, a discrete inventory write-down associated with a realignment of our distribution strategy and Greco Canada Exit related expenses. Gross profit margin for the year ended March 31, 2026 of 41.9% decreased from 44.8% for the year ended March 31, 2025. The decrease was primarily driven by the inclusion of recent acquisitions and the aforementioned expenses, partially offset by pricing actions and favorable freight costs.

Gross profit for the year ended March 31, 2025 increased $42.6 million, or 12.1%, as compared with the year ended March 31, 2024. The increase was primarily a result of the increased net revenue, including the recent acquisitions of Dust Free, PSP Products, and PF WaterWorks. Gross profit margin for the year ended March 31, 2025 of 44.8% increased from 44.2% for the year ended March 31, 2024. The increase was primarily the result of the Contractor Solutions segment growing at a faster rate than the other segments.

Selling, General and Administrative Expense

	Year Ended March 31,
(amounts in thousands, except percentages)	2026	2025	2024
Selling, general and administrative expenses (a)	$285,147	$212,064	$191,627
Selling, general and administrative expenses as a % of revenues	26.3%	24.1%	24.2%
(a) Impairment expenses included.

Selling, general and administrative expenses for the year ended March 31, 2026 increased $73.1 million, or 34.5%, as compared with the year ended March 31, 2025. The increase was primarily due to the inclusion of MARS Parts, Aspen Manufacturing, PSP Products, Hydrotex and PF WaterWorks acquisitions in the current period, including amortization of intangible assets, a $15.6 million impairment related to the Greco businesses, expenses related to the Greco Canada Exit, as well as acquisition related transaction and integration expenses. The increase in selling, general and administrative expenses as a percentage of sales was primarily attributable to the operating expenses increasing by a greater percentage than the revenue increase.

Selling, general and administrative expenses for the year ended March 31, 2025 increased $20.4 million, or 10.7%, as compared with the year ended March 31, 2024. The increase was primarily due to added expenses related to the inclusion of Dust Free, PSP Products, and PF WaterWorks in the current period, including amortization of intangible assets, and increased expenses related to completed and pending acquisitions (including a $2.1 million increase in the fair value of contingent consideration liability for PSP Products), business integrations, strategic development activities, and increased employee compensation to support business growth. The increase was partially offset by a prior year trademark impairment that did not recur. The Selling, general and administrative expenses as a percentage of sales in the current year was comparable to the prior year.

Operating Income and Operating Margin

	Year Ended March 31,
(amounts in thousands, except percentages)	2026	2025	2024
Operating income	$168,535	$181,248	$159,118
Operating margin	15.6%	20.6%	20.1%

Operating income for the year ended March 31, 2026 decreased by $12.7 million, or 7.0%, as compared with the year ended March 31, 2025. The decrease was a result of the $73.1 million increase in selling, general and administrative expense as discussed above, partially offset by $60.4 million increase in gross profit.

Operating income for the year ended March 31, 2025 increased by $22.1 million, or 13.9%, as compared with the year ended March 31, 2024. The increase was a result of the $42.6 million increase in gross profit, partially offset by the $20.4 million increase in selling, general and administrative expense as discussed above.

Other income and expense

Interest expense, net for the year ended March 31, 2026 increased $22.0 million, or 8,182.4%, to $22.2 million, as compared with the year ended March 31, 2025, due to increased borrowing under our Revolving Credit Facility and TLA to fund the acquisitions (discussed in Note 2) and share repurchasing activities (discussed in Note 13).

Interest expense, net for the year ended March 31, 2025 decreased $12.5 million to $0.3 million, or 97.9%, as compared with the year ended March 31, 2024, due to the lower average borrowing under our Revolving Credit Facility, as a result of strong operating cash flows generated and the repayment of the outstanding balance under our Revolving Credit Facility, as discussed in Note 9, using the proceeds from the follow-on equity offering completed in September 2024, as discussed in Note 13. The interest income generated by our cash proceeds from the equity offering and invested in money market funds also contributed to the net interest expense decrease

Other expense, net decreased by $0.1 million for the year ended March 31, 2026 to expense of $0.7 million as compared with the year ended March 31, 2025. The decrease was primarily due to the foreign currency gains/losses related to transactions in currencies other than functional currencies.

Other expense, net decreased by $5.1 million for the year ended March 31, 2025 to net expense of $0.9 million as compared with net expense of $5.9 million for the year ended March 31, 2024. During the year ended March 31, 2025, a non-cash $0.9 million tax indemnification asset related to the Falcon acquisition was released and recognized in other expense. During the year ended March 31, 2024, $8.5 million in non-cash tax indemnification assets related to the T.A. Industries, Inc. (“TRUaire”) and Falcon acquisitions were released and recognized in other expense. The decrease in other expense was due to the above mentioned releases of non-cash tax indemnification assets, as well as a $1.4 million gain reported in the previous year in connection with the sale of a property previously held for investment that did not recur. The remaining change is attributed to foreign currency gains/losses related to transactions in currencies other than functional currencies.

Provision for Income Taxes and Effective Tax Rate

The effective tax rates for the years ended March 31, 2026, 2025 and 2024 were 22.5%, 23.7% and 27.0%, respectively. As compared with the statutory rate for the year ended March 31, 2026, the provision for income taxes was primarily impacted by state tax expense (net of federal benefits), which increased the provision by $5.5 million and effective rate by 3.8%; executive compensation limitation, which increased the provision by $1.7 million and the effective tax rate by 1.2%; and Canada's foreign tax effect, driven primarily by an impairment impact of $1.2 million and 0.8%, which increased the provision by $1.7 million and the effective tax rate by 1.2%. This was partially offset by UTP which decreased the provision by $5.2 million ($6.4 million UTP release offset by $1.0 million of additional penalties and interest) and the effective tax rate by 3.6%.

As compared with the statutory rate for the year ended March 31, 2025, the provision for income taxes was primarily impacted by the state tax expense, which increased the provision by $6.3 million and the effective rate by 3.5%, executive compensation limitation, which increased the provision by $2.1 million and the effective rate by 1.1%. This was offset by UTP, which decreased the provision by $2.3 million ($3.6 million UTP release offset by $1.3 million additional penalties and interest) and the effective tax rate by 1.3%; tax benefits related to restricted stock vesting, which decreased the provision by $1.4 million and the effective tax rate of 0.8% and IRC section 250 deductions, which decreased the provision by $1.2 million and the effective tax rate of 0.7%.

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

	Year Ended March 31,
(amounts in thousands, except percentages)	2026	2025	2024
Revenues, net	$810,317	$617,331	$536,494
Operating income	175,676	165,893	142,037
Operating margin	21.7%	26.9%	26.5%

Net revenues for the year ended March 31, 2026 increased $193.0 million, or 31.3%, as compared with the year ended March 31, 2025. The increase was due to the acquisitions of MARS Parts, Aspen Manufacturing, and PF WaterWorks ($215.1 million or 34.8%). Excluding the impact of acquisitions, organic sales decreased by $22.1 million, or 3.6%, due to lower unit volumes partially offset by pricing actions. Net revenue increased in all end markets served.

Net revenues for the year ended March 31, 2025 increased $80.8 million, or 15.1%, as compared with the year ended March 31, 2024. The increase was partially due to the acquisitions of Dust Free, PSP Products, and PF WaterWorks ($47.5 million or 8.9%). Excluding the impact of acquisitions, organic sales increased $33.3 million, or 6.2%, due primarily to an increase in unit volumes and pricing actions. Net revenue increased in the HVAC/R, electrical, and plumbing end markets and decreased in the architecturally-specified building products end market.

Operating income for the year ended March 31, 2026 increased $9.8 million, or 5.9%, as compared with the year ended March 31, 2025. The increase was primarily due to the increased revenue and favorable freight costs, partially offset by higher intangible assets amortization resulting from acquisitions, increased tariffs, $9.5 million of acquisition related transaction and integration expenses and a discrete inventory write-down associated with a realignment of our distribution strategy. Operating margin of 21.7% for the year ended March 31, 2026 decreased as compared to 26.9% for the year ended March 31, 2025. This decrease was due to the inclusion of recent acquisitions, including the related amortization, transaction and integration costs, and aforementioned expenses, partially offset by pricing actions and lower freight costs.

Operating income for the year ended March 31, 2025 increased $23.9 million, or 16.8%, as compared with the year ended March 31, 2024. The increase was primarily due to the increased net revenue, including the acquisition of Dust Free, PSP Products, and PF WaterWorks, which was partially offset by increased freight and expenses related to completed and pending acquisitions, including a $2.1 million increase in fair value of the contingent consideration liability related to PSP Products acquisition. Operating margin of 26.9% for the year ended March 31, 2025 increased as compared to 26.5% for the year ended March 31, 2024. This increase was primarily due to pricing actions and a prior year trademark impairment that did not recur, which offset the impact from the aforementioned increases in freight and acquisition related expenses, including amortization of intangible assets, and increased employee compensation.

Specialized Reliability Solutions Segment Results

The Specialized Reliability Solutions segment provides long-established products for increasing the reliability, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Year Ended March 31,
(amounts in thousands, except percentages)	2026	2025	2024
Revenues, net	$160,111	$147,641	$149,614
Operating income	22,079	22,673	22,266
Operating margin	13.8%	15.4%	14.9%

Net revenues for the year ended March 31, 2026 increased $12.5 million, or 8.4%, as compared with the year ended March 31, 2025. The increase was partially due to the acquisitions of Hydrotex and ProAction Fluids ($7.5 million or 5.1%). Organic revenue also increased $5.0 million, or 3.4% due to higher unit volume and pricing actions. Net revenue increased in the mining and general industrial end markets and decreased in the energy end market.

Net revenues for the year ended March 31, 2025 decreased $2.0 million, or 1.3%, as compared with the year ended March 31, 2024. The decrease was primarily due to lower unit volumes. Net revenue decreased in the energy, mining and rail transportation end markets and increased in the general industrial end market.

Operating income for the year ended March 31, 2026 decreased $0.6 million, or 2.6%, as compared with the year ended March 31, 2025. The decrease was primarily due to the inclusion of acquisitions, including related amortization, transaction and integration expenses, increased material costs and restructuring expenses, partially offset by increased revenue. Operating margin of 13.8% for the year ended March 31, 2026 decreased as compared to 15.4% for the year ended March 31, 2025. This decrease was due to the aforementioned expenses, partially offset by higher revenue.

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

	Year Ended March 31,
(amounts in thousands, except percentages)	2026	2025	2024
Revenues, net	$119,911	$121,119	$114,741
Operating income	(1,179)	19,187	18,704
Operating margin	(1.0)%	15.8%	16.3%

Net revenues for the year ended March 31, 2026 decreased $1.2 million, or 1.0%, as compared with the year ended March 31, 2025. The decrease was primarily due to strategic pricing in response to competitive pressures.

Net revenues for the year ended March 31, 2025 increased $6.4 million, or 5.6%, as compared with the year ended March 31, 2024. The increase was primarily due to the continued conversion of strong project bookings into revenue and market expansion.

Operating income for the year ended March 31, 2026 decreased $20.4 million, or 106.1%, as compared with the year ended March 31, 2025. The decrease was driven by the $15.6 million impairment expense for the Greco business and expenses related to the Greco Canada Exit of $2.1 million, in addition to increased material costs and the aforementioned pricing strategies. Operating margin of (1.0)% for the year ended March 31, 2026 decreased as compared to 15.8% for the year ended March 31, 2025. This decrease was due to the aforementioned expenses.

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

Cash Flow Analysis

	Year Ended March 31,
(amounts in thousands)	2026	2025	2024
Net cash provided by operating activities	$149,653	$168,362	$164,332
Net cash used in investing activities	(1,043,073)	(102,221)	(42,504)
Net cash provided by (used in) provided by financing activities	701,474	138,047	(117,023)

Our cash balance at March 31, 2026 was $33.8 million, as compared with $225.8 million at March 31, 2025.

For the year ended March 31, 2026, our cash provided by operating activities was $149.7 million, as compared with $168.4 million and $164.3 million for the years ended March 31, 2025 and 2024, respectively.

•Working capital used cash for the year ended March 31, 2026 due to higher inventories ($36.8 million), higher accounts receivable ($27.1 million), higher prepaid expenses and other current assets ($5.2 million), partially offset by higher accounts payable and other current liabilities ($10.7 million).
•Working capital used cash for the year ended March 31, 2025 due to higher inventories ($35.7 million), higher accounts receivable ($9.1 million, and higher prepaid expenses and other current assets ($1.4 million), partially offset by higher accounts payable and other current liabilities ($21.7 million).
•Working capital provided cash for the year ended March 31, 2024 due to higher accounts payable and other current liabilities ($12.3 million), lower inventories ($10.4 million) and lower prepaid expenses and other current assets ($4.6 million), partially offset by higher accounts receivable ($17.9 million).

Cash flows used in investing activities during the year ended March 31, 2026 were $1,043.1 million as compared with $102.2 million and $42.5 million for the years ended March 31, 2025 and 2024, respectively.

•Capital expenditures during the years ended March 31, 2026, 2025 and 2024 were $17.3 million, $16.3 million and $16.6 million, respectively. Our capital expenditures have been focused on continuous improvement and automation, safety enhancements, capacity expansion, enterprise resource planning systems and new product introductions.
•During the year ended March 31, 2026, $4.8 million was paid to acquire long-term minority investments.
•During the year ended March 31, 2026, we acquired Duckt-Strip for a purchase price of $21.0 million.
•During the year ended March 31, 2026, we acquired MARS Parts for an aggregate purchase price of $658.1 million, including $650.0 million in cash consideration, estimated cash on balance sheet at close of $4.1 million, and contingent consideration initially measured at $4.0 million.
•During the year ended March 31, 2026, we acquired ProAction Fluids for a cash purchase price of $9.5 million.
•During the year ended March 31, 2026, we acquired Hydrotex for an aggregate purchase price of $17.0 million, including $17.0 million in cash consideration and working capital adjustment of less than $0.1 million.
•During the year ended March 31, 2026, we acquired Aspen Manufacturing for an aggregate purchase price of $327.6 million, including $313.5 million in cash consideration and working capital adjustment of $14.1 million.
•During the year ended March 31, 2025, we acquired PF WaterWorks for an aggregated purchase price of $45.6 million, including $40.0 million in cash consideration and a working capital true-up adjustment of $2.6 million at closing. We acquired PSP Products for an aggregated purchase price of $51.3 million, including $32.5 million in cash consideration at closing and a working capital true-up adjustment of $7.0 million. We also paid $3.2 million cash for an immaterial acquisition.
•During the year ended March 31, 2025, $2.5 million was paid to acquire long-term minority investments.
•During the year ended March 31, 2024, we acquired Dust Free for an aggregate purchase price of $34.2 million, including $27.3 million in cash consideration, net of cash received. We also paid $2.6 million cash for immaterial acquisitions.

Cash flows provided by (used in) in financing activities during the years ended March 31, 2026, 2025 and 2024 were $701.5 million, $138.0 million and $(117.0) million, respectively. Cash outflows resulted from:

•Net borrowings (payments) from our Revolving Credit Facility and TLA of $871.5 million, $(166.0) million and $(87.0) million during the years ended March 31, 2026, 2025 and 2024, respectively.
•Payments of $5.3 million, $0.0 million and $0.0 million of underwriting discounts and fees in connection with amending our Revolving Credit Facility and establishing our TLA during the years ended March 31, 2026, 2025 and 2024, respectively, as discussed in Note 9 to our consolidated financial statements included in Item 8 of this Annual Report.
•Distributions from the redeemable noncontrolling interest shareholder for its investment in the consolidated Whitmore JV of $2.0 million, $0.0 million and $0.0 million during the years ended March 31, 2026, 2025 and 2024, respectively, as discussed in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report.
•Payments of contingent consideration of $12.0 million, $1.1 million and $3.0 million during the years ended March 31, 2026, 2025 and 2024, respectively.
•Repurchases of shares under our share repurchase programs (as discussed in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report) of $127.5 million, $18.3 million and $10.5 million during the years ended March 31, 2026, 2025 and 2024, respectively.
•In connection with the vesting of share awards, $8.1 million, $9.4 million and $5.0 million were tendered by employees to satisfy minimum tax withholding requirements during the years ended March 31, 2026, 2025 and 2024, respectively.
•During the year ended March 31, 2025, we received proceeds of $347.4 million, net of underwriting fees and discounts and expenses incurred directly related to the offering, in connection with our September 2024 follow-on equity offering (as discussed in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report).
•Dividend payments of $18.0 million, $14.6 million and $11.8 million were paid during the years ended March 31, 2026, 2025 and 2024, respectively.

We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our Revolving Credit Facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

Acquisitions

We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise capital, is a critical consideration in any such evaluation. During the year ended March 31, 2026, we acquired Duckt-Strip for an aggregate purchase price of $21.0 million, ProAction Fluids for an aggregate purchase price of $9.5 million, Hydrotex for an aggregate purchase price of $17.0 million, MARS Parts for an aggregate purchase price of $658.1 million, and Aspen Manufacturing for an aggregate purchase price of $327.6 million. During the year ended March 31, 2025, we acquired PF WaterWorks for an aggregate purchase price of $45.8 million and PSP Products for an aggregate purchase price of $51.3 million. These acquisitions were funded through a combination of cash on hand and borrowings under our Revolving Credit Facility and TLA. See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our acquisitions.

Debt

Our long-term debt obligation consists of the Revolving Credit Facility and TLA with a maturity date in fiscal 2030. As of March 31, 2026, we had $279.0 million and $592.5 million outstanding under the Revolving Credit Facility and TLA, respectively, which resulted in a borrowing capacity of $419.7 million (net of credit utilization). See Note 9 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our indebtedness.

Dividends

Total dividends of $18.0 million were paid during the year ended March 31, 2026. On April 2, 2026, we announced a quarterly dividend increase to $0.30 per share, which was paid on May 8, 2026 to shareholders of record as of April 24, 2026. We currently expect to continue to pay a regular quarterly dividend to shareholders in the future, but such payments are subject to approval of our Board of Directors and are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. "Risk Factors" of this Annual Report. See Note 13 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of dividends.

Share Repurchase Program

On November 18, 2024, we announced that our Board of Directors authorized a new $200.0 million share repurchase program, which replaced the previously announced $100.0 million program. On December 15, 2025, we announced an expansion of our current share repurchase program authorization from $200.0 million to $250.0 million. Under the current $250.0 million repurchase program, 503,076 and 20,045 shares were repurchased during the year ended March 31, 2026 and 2025, respectively, for $127.5 million and $6.8 million, respectively. Under the prior $100.0 million repurchase program, no shares were repurchased during the year ended March 31, 2026 and 39,157 shares were repurchased during the year ended March 31, 2025 for $11.5 million. A total of 92,290 shares had been repurchased for an aggregate amount of $21.9 million under the prior $100.0 million program. As of March 31, 2026, a total of 523,121 shares were repurchased for an aggregate amount of $134.3 million under the current $250.0 million program. Our Board of Directors has established an expiration of December 31, 2026 for the current $250.0 million repurchase program and we currently expect to continue to repurchase shares in the near future, but such repurchases are dependent upon our financial condition, results of operations, capital requirements, and other factors, including those set forth under Item 1A. Risk Factors of this Annual Report. See Note 13 to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of our share repurchase program.

Capital Expenditures

During the year ended March 31, 2026, we invested $17.3 million in capital expenditures related to continuous improvement and automation, safety, capacity expansion, enterprise resource planning systems and new product introductions. We plan to continue investing in capital expenditures in the future to improve manufacturing productivity, enhance operational safety, upgrade information technology infrastructure and security and implement advanced technologies for our existing facilities.

Contractual Obligations

Our contractual obligations as of March 31, 2026 primarily included purchase obligations and operating lease commitments. Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable without penalty. We expect to incur $80.4 million in purchase obligations over the next 12 months. For operating lease commitments, see Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.

CRITICAL ACCOUNTING ESTIMATES

The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. The most significant estimates made by management include the realization of the deferred taxes and measurement of tax reserves and valuation of goodwill and indefinite-lived intangible assets, both at the time of initial acquisition, as well as part of recurring impairment analyses, as applicable. The significant estimates are reviewed at least annually, if not quarterly, by management. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.

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

During the year ended March 31, 2026, we released a reserve of $6.4 million including accrued interest of $1.5 million and accrued penalty of $1.0 million, as a result of the lapse of statute for the 2018, 2020 and 2021 periods. We also recorded additional accrued interest of $0.9 million and accrued penalty of $0.1 million on historical tax positions, as well as an additional $1.1 million reserve and a corresponding tax indemnification asset in connection with the Falcon ($0.1 million) and Aspen ($1.0 million) acquisitions. The Company expects $6.4 million of existing reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire.

During the year ended March 31, 2025, we released a reserve of $3.6 million including accrued interest of $0.6 million and accrued penalty of $0.5 million, as a result of the lapse of statute for the 2020 period. We also recorded additional accrued interest of $1.2 million and accrued penalty of $0.2 millions on historical tax positions.

Our federal income tax returns remain subject to examination for the years ended March 31, 2025, 2024 and 2023. Our income tax returns for Falcon's pre-acquisition periods including calendar years 2022 (partial year), 2021, 2020 and 2019 remain subject to examinations. Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2017, 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

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

Goodwill and Indefinite-Lived Intangible Assets

The initial recording of goodwill and intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets. Goodwill represents the excess of consideration paid over the net assets acquired. We test the value of goodwill for impairment as of January 31 each year or whenever events or circumstances indicate such asset may be impaired.

The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units. The identification of our reporting units began at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.

Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We bypassed the qualitative assessment and proceeded directly to the quantitative test. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Our quantitative test performed as of January 31, 2026 indicated that goodwill impairment loss should be recognized for the year ended March 31, 2026. We recorded a $7.5 million impairment loss for the Greco businesses for the year ended March 31, 2026. There was no impairment loss recognized for the years ended March 31, 2025 and 2024, respectively.

We have indefinite-lived intangible assets in the form of trademarks and license agreements. We test these intangible assets for impairment at least annually as of January 31 or whenever events or circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future sales projections and terminal value growth rate. These inputs are considered non-recurring level III inputs within the fair value hierarchy. An impairment loss would be recognized when estimated future cash flows are less than their carrying amount. We recorded a $1.0 million impairment loss relating to a trademark for the year ended March 31, 2026, no impairment loss for the year ended March 31, 2025 and a $1.5 million impairment loss relating to a trademark for the year ended March 31, 2024.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on the interest expense associated with our outstanding indebtedness. We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As discussed in Note 11, on February 2, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our Revolving Credit Facility. In September 2024, the hedge was terminated as described in Note 9. On November 4, 2025, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $300.0 million of borrowings under the TLA. At March 31, 2026, we had $571.5 million in unhedged variable rate indebtedness with an average interest rate of 5.42%, each quarter point change in interest rates would result in a change of approximately $1.4 million in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct a portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than a non-U.S. operation’s functional currency. We realized net gain (losses) associated with foreign currency translation of $0.1 million, $(1.9) million and $(1.9) million for the years ended March 31, 2026, 2025 or 2024, respectively, which are included in accumulated other comprehensive income (loss). We recognized foreign currency transaction net gains (losses) of $0.8 million, $0.0 million and $1.1 million for the years ended March 31, 2026, 2025 or 2024, respectively, which are included in other income (expense), net on our consolidated statements of operations.

Based on a sensitivity analysis as of March 31, 2026, a 10% change in the foreign currency exchange rates for the year ended March 31, 2026 would have impacted our income by approximately 6%. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 26, 2026 expressed an unqualified opinion.

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

Fair Values of Certain Acquired Intangible Assets
As described further in note 2 to the consolidated financial statements, the Company completed the acquisitions of Dusk Acquisition Corporation on November 4, 2025 and Aspen Manufacturing, LLC on May 1, 2025. The Company’s accounting for the acquisitions required the estimation of the fair values of assets acquired and liabilities assumed, including the intangible assets for Dusk Acquisition Corporation and Aspen Manufacturing, LLC of $391 million and $187 million, respectively. The estimated fair values of the intangible assets were determined with assistance from a third-party valuation specialist using the excess earnings or relief from royalty methods. We identified the estimation of the fair values of the acquired intangible assets as a critical audit matter.

The principal consideration for our determination that the estimation of the fair value of the acquired intangible assets was a critical audit matter was that there was high estimation uncertainty with respect to significant assumptions, including forecasted revenues, gross profit margins, EBITDA margins, royalty rates and discount rates.

Our audit procedures related to the estimation of the fair value of the acquired intangible assets included the following, among others.
•We evaluated the effectiveness of the Company’s internal controls associated with the development of the estimated fair values of the acquired intangible assets.
•We evaluated the qualifications of the third-party valuation specialist engaged by the Company to assist in developing the estimated fair values of the acquired intangible assets.
•We utilized valuation specialists to evaluate the appropriateness of the methodologies and certain significant assumptions used by the Company, including comparing the discount rates and royalty rates to relevant observable market data.
•We tested the underlying data by comparing the forecasted revenues, gross profit margins, and EBITDA margins to historical operating results and relevant industry data, and tested the completeness and accuracy of the underlying data used in the excess earnings or relief from royalty valuation methods.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas
May 26, 2026

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
(Amounts in thousands, except per share amounts)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$33,799	$225,845
Accounts receivable, net	210,264	155,651
Inventories, net	309,707	194,876
Prepaid expenses and other current assets	26,555	16,489
Assets held for sale	8,742	—
Total current assets	589,067	592,861
Property, plant and equipment, net	107,536	93,415
Goodwill	632,631	264,092
Intangible assets, net	900,051	357,910
Other assets	87,399	70,787
Total assets	$2,316,684	$1,379,065

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76,930	$54,767
Accrued and other current liabilities	116,055	92,435
Current portion of long-term debt	29,458	—
Liabilities held for sale	4,478	—
Total current liabilities	226,921	147,202
Long-term debt	839,836	—
Retirement benefits payable	1,040	1,083
Other long-term liabilities	179,489	138,347
Total liabilities	1,247,286	286,632
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest	18,989	20,187
Equity:
Common shares, $0.01 par value	178	177
Shares authorized – 50,000
Shares issued – 17,893 and 17,810, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	520,076	501,286
Treasury shares, at cost (1,544 and 1,027 shares, respectively)	(257,704)	(122,125)
Retained earnings	798,956	705,035
Accumulated other comprehensive loss	(11,097)	(12,127)
Total equity	1,050,409	1,072,246
Total liabilities and equity	$2,316,684	$1,379,065

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(Amounts in thousands, except per share amounts)	2026	2025	2024
Revenues, net	$1,082,549	$878,301	$792,840
Cost of revenues	(628,867)	(484,989)	(442,095)
Gross profit	453,682	393,312	350,745
Selling, general and administrative expenses	(269,520)	(212,064)	(190,119)
Impairment expense	(15,627)	—	(1,508)
Operating income	168,535	181,248	159,118
Interest expense, net	(22,245)	(269)	(12,723)
Other expense, net	(737)	(862)	(5,915)
Income before income taxes	145,553	180,117	140,480
Provision for income taxes	(32,706)	(42,633)	(37,941)
Net income	112,847	137,484	102,539
Income attributable to redeemable noncontrolling interest	(802)	(832)	(891)
Net income attributable to CSW	$112,045	$136,652	$101,648

Net income per share attributable to CSW
Basic	$6.73	$8.41	$6.54
Diluted	$6.70	$8.38	$6.52

Weighted average number of shares outstanding:
Basic	16,653	16,242	15,533
Diluted	16,712	16,314	15,581

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(Amounts in thousands)	2026	2025	2024
Net income	$112,847	$137,484	$102,539
Other comprehensive income (loss):
Foreign currency translation adjustments	71	(1,883)	(1,947)
Cash flow hedging activity, net of taxes of $(254), $295 and $(326), respectively	955	(1,111)	1,225
Pension and other postretirement effects, net of taxes of $(1), $2 and $(1), respectively	4	(7)	5
Other comprehensive income (loss)	1,030	(3,001)	(717)
Comprehensive income	$113,877	$134,483	$101,822
Less: Comprehensive income attributable to redeemable noncontrolling interest	(802)	(832)	(891)
Comprehensive income attributable to CSW	$113,075	$133,651	$100,931

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2023	$163	$(82,734)	$123,336	$493,319	$(8,409)	$525,675
Share-based compensation	—	—	11,537	—	—	11,537
Stock activity under stock plans	1	(4,966)	—	—	—	(4,965)
Reissuance of treasury shares	—	2,526	2,293	—	—	4,819
Repurchase of common shares	—	(10,469)	—	—	—	(10,469)
Net income	—	—	—	101,648	—	101,648
Dividends	—	—	87	(11,892)	—	(11,805)
Other comprehensive income, net of tax	—	—	—	—	(717)	(717)
Balance at March 31, 2024	$164	$(95,643)	$137,253	$583,075	$(9,126)	$615,723
Share-based compensation	—	—	13,587	—	—	13,587
Stock activity under stock plans	—	(9,425)	—	—	—	(9,425)
Reissuance of treasury shares	—	1,211	2,947	—	—	4,158
Repurchase of common shares	—	(18,268)	—	—	—	(18,268)
Net income	—	—	—	136,652	—	136,652
Dividends	—	—	105	(14,692)	—	(14,587)
Equity issuance	13	—	347,394	—	—	347,407
Other comprehensive income, net of tax	—	—	—	—	(3,001)	(3,001)
Balance at March 31, 2025	$177	$(122,125)	$501,286	$705,035	$(12,127)	$1,072,246
Share-based compensation	—	—	14,930	—	—	14,930
Stock activity under stock plans	1	(8,113)	—	—	—	(8,112)
Reissuance of treasury shares	—	1,105	3,752	—	—	4,857
Repurchase of common shares	—	(128,571)	—	—	—	(128,571)
Net income	—	—	—	112,045	—	112,045
Dividends	—	—	108	(18,124)	—	(18,016)
Other comprehensive income, net of tax	—	—	—	—	1,030	1,030
Balance at March 31, 2026	$178	$(257,704)	$520,076	$798,956	$(11,097)	$1,050,409

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(Amounts in thousands)	2026	2025	2024
Cash flows from operating activities:
Net income	$112,847	$137,484	$102,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,907	14,210	13,961
Amortization of acquisition-related intangible assets & inventory step-up	51,174	28,029	22,919
Amortization of deferred financing fees	1,071	766	769
Provision for inventory reserves	4,254	2,686	4,229
Provision for credit losses	2,279	1,408	814
Share-based and other executive compensation	14,930	13,587	11,537
Fair value change in contingent consideration	—	2,100	—
Net loss (gain) on disposals of property, plant and equipment	756	35	(2,677)
Net pension benefit	67	66	67
Impairment expenses	15,634	—	1,600
Net deferred taxes	(6,035)	(6,915)	(2,497)
Changes in operating assets and liabilities:
Accounts receivable	(27,076)	(9,116)	(17,897)
Inventories	(36,751)	(35,699)	10,364
Prepaid expenses and other current assets	(5,204)	(1,369)	4,608
Other assets	782	1,424	1,146
Accounts payable and other current liabilities	10,702	21,664	12,293
Retirement benefits payable and other liabilities	(5,684)	(1,998)	557
Net cash provided by operating activities	149,653	168,362	164,332
Cash flows from investing activities:
Capital expenditures	(17,257)	(16,266)	(16,575)
Proceeds from sale of assets held for investment	—	—	1,665
Proceeds from sale of assets	217	1,229	2,185
Cash paid for investments	(4,800)	(2,500)	—
Cash paid for acquisitions (net of cash received)	(1,021,233)	(84,684)	(29,779)
Net cash used in investing activities	(1,043,073)	(102,221)	(42,504)
Cash flows from financing activities:
Borrowings on lines of credit	505,724	32,723	112,319
Repayments of lines of credit	(226,724)	(198,723)	(199,319)
Borrowings on Term Loan A	600,000	—	—
Repayments on Term Loan A	(7,500)	—	—
Payments of deferred loan costs	(5,271)	—	—
Payments of contingent consideration	(11,988)	(1,085)	(2,950)
Purchase of treasury shares	(132,746)	(27,693)	(15,268)
Proceeds from issuance of equity	—	347,407	—
Distributions to redeemable noncontrolling interest shareholder	(2,000)	—	—
Dividends paid to shareholders	(18,021)	(14,582)	(11,805)
Net cash provided by (used in) provided by financing activities	701,474	138,047	(117,023)
Effect of exchange rate changes on cash and equivalents	(100)	(499)	(1,104)
Net change in cash and cash equivalents	(192,046)	203,689	3,701
Cash and cash equivalents, beginning of period	225,845	22,156	18,455
Cash and cash equivalents, end of period	$33,799	$225,845	$22,156
Supplemental non-cash disclosure:
Cash paid during the year for interest	$20,915	$4,789	$12,254
Cash paid during the year for income taxes	46,416	50,866	39,295
Non-cash investing and financing activities:
Contingent consideration arising from acquisitions	$4,000	$15,000	$6,800
Capital expenditures included in accounts payable and other current liabilities	520	641	427
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CSW is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration ("HVAC/R"), plumbing products, grilles, registers and diffusers ("GRD"), building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, general industrial, plumbing, energy, rail transportation, mining and electrical. Drawing on our innovative and proven technologies, we seek to deliver solutions to our professional customers that require superior performance and reliability. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Aspen ManufacturingTM, Balco®, Cover Guard®, Deacon®, Duckt-Strip®, Dust Free®, Falcon Stainless®, Greco®, Hydrotex®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, MARS®, Metacaulk®, No. 5®, OilSafe®, PF WaterWorksTM, ProAction Fluids®, PSP ProductsTM, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire®, Turbo 200®, and Whitmore®.

Since February 2025, the President of the United States has issued various executive orders to regulate imports by imposing country-specific tariffs on multiple nations around the world, including Vietnam and China, which are relevant to our business due to our manufacturing presence in Vietnam and our use of third-party manufacturing in China and other foreign countries. In addition, the United States has imposed and/or reimposed certain commodity-specific tariffs, including tariffs on steel, aluminum and copper, which are used as inputs for some of our products. We have responded by negotiating cost reductions with certain suppliers, transitioning certain sources of supply, and by raising prices to our customers on certain products across our three segments to partially offset the impact. In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). The ruling may allow for recovery of IEEPA tariff amounts previously paid, although the timing and administration of any potential IEEPA tariff refunds is uncertain and may be subject to further legal and regulatory developments. We are assessing our potential refund rights and are pursuing for a recovery of amounts paid; however this recovery will likely be subject to applicable procedures and may add complexity and uncertainty into our operations. Additionally, the current presidential administration has imposed tariffs on goods imported into the United States pursuant to legislative authorities other than IEEPA and has indicated that it may continue to pursue these policies in the future. The current situation is dynamic, and the ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated, as well as our ability to mitigate their impact, where we continue to actively assess and implement mitigation options.

The ongoing conflict in the Middle East, including active military operations in Iran beginning February 28, 2026, has contributed to disruptions in global shipping lanes, particularly through the Strait of Hormuz and the broader Persian Gulf region. While we do not source materials directly from Iran or the Persian Gulf region, the conflict has contributed to elevated crude oil prices, ocean and domestic freight and certain commodity costs and extended lead times from Asian suppliers as carriers reroute through alternative passages including the Cape of Good Hope. We are working with our logistics partners to mitigate these impacts and do not currently believe they will have a material adverse effect on our ability to meet customer demand, though we continue to monitor the situation closely.

Basis of Presentation – The consolidated financial position, results of operations and cash flows included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (“Annual Report”) include all revenues, costs, assets and liabilities directly attributable to CSW and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in a variable interest entity for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents – We consider all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. We maintain our cash and cash equivalents at financial institutions for which the combined account balances in individual institutions may exceed insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of insurance coverage. We had deposits in domestic banks of $13.3 million and $214.8 million at March 31, 2026 and 2025, respectively, and balances of $20.5 million and $11.0 million were held in foreign banks at March 31, 2026 and 2025, respectively.

Accounts Receivable, Allowance for Credit Losses and Credit Risk – Trade accounts receivables are recorded at the invoiced amounts and do not bear interest. We record an allowance for credit losses on trade receivables that, when deducted from the gross trade receivables balance, presents the net amount expected to be collected. We estimate the allowance based on an aging schedule and according to historical losses as determined from our billings and collections history. This may be adjusted after consideration of customer-specific factors such as financial difficulties, liquidity issues or insolvency, as well as both current and forecasted macroeconomic conditions as of the reporting date. We adjust the allowance and recognize credit losses in the income statement each period. Trade receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible. Subsequent recoveries of amounts previously written off are reflected as a reduction to periodic credit losses in the income statement. Our allowance for expected credit losses for trade receivables as of March 31, 2026 was $2.3 million, compared to $1.1 million as of March 31, 2025.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Held for Sale - We classify a business, comprised of assets and liabilities, as held for sale in the period in which the following six criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the business is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the business is probable and is expected to be completed within one year; (v) the business is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Exit and Disposal Activities - The Company accounts for costs associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations. A liability for costs associated with an exit or disposal activity is recognized and measured at fair value in the period in which the liability is incurred. One-time employee termination benefits are recognized at the communication date if employees are not required to render service beyond a minimum retention period, or ratably over the future service period if employees are required to render future service to receive the benefit. Contract termination costs, including costs to terminate an operating lease, are recognized and measured at fair value when the Company either terminates the contract or ceases using the rights conveyed under the contract. Other associated costs, including facility consolidation and relocation costs, are recognized and measured at fair value in the period in which they are incurred.

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

Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We bypassed the qualitative assessment and proceeded directly to the quantitative test. If the carrying value of a reporting unit exceeds it fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit base on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants and are considered non-recurring Level III inputs within the fair value hierarchy. $7.5 million of impairment loss was recognized as a result of the impairment tests for the year ended March 31, 2026, and no impairment for fiscal years ended March 31, 2025 or 2024.

We have intangible assets consisting of patents, trademarks, customer lists and non-compete agreements. Definite-lived intangible assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In addition, we have other trademarks that are considered to have indefinite lives. We test indefinite-lived intangible assets for impairment at least annually as of January 31 or whenever events or circumstances indicate that the carrying amount may not be recoverable. Significant assumptions used in the impairment test include the discount rate, royalty rate, future sales projections and terminal value growth rate. These inputs are considered non-recurring Level III inputs within the fair value hierarchy. An impairment loss would be recognized when the estimated future discounted cash flows are less than their carrying amount. We recorded a $6.6 million impairment of a trademark and customer lists for the year ended March 31, 2026, no impairment for the year ended March 31, 2025 and a $1.5 million impairment of a trademark for the fiscal year ended March 31, 2024.

Property Held for Investment – One of our operating subsidiaries holds and manages a non-operating property, which is valued at lower of cost or market and will be disposed of as opportunities arise to maximize value.

Deferred Loan Costs – Deferred loan costs related to our Revolving Credit Facility (or "RCF"' as defined in Note 9) are presented in other assets and deferred loan costs related to our Senior Secured Term Loan A (or "TLA" as defined in Note 9) are presented as a direct reduction from the carrying value of the term loan. Deferred loan costs consist of fees and other expenses associated with debt financing and are amortized over the term of the associated debt using the effective interest method.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contingent Consideration – The fair value of the contingent consideration liability is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is initially recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value, with any change in the fair value recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and in cash flows from operating activities in the Consolidated Statements of Cash Flows. Contingent consideration payments are reported in cash flows from financing activities in the Consolidated Statements of Cash Flows. The change in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and in assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. The fair values of contingent consideration liability are discussed in Note 14. As of March 31, 2026 and 2025, the contingent consideration liability reported in the balance sheets was $16.7 million and $24.4 million, respectively.

Leases – We determine if a contract is or contains a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. Right-of-Use (“ROU”) assets and lease liabilities are initially recognized at the commencement date based on the present value of remaining lease payments over the lease term calculated using our incremental borrowing rate, unless the implicit rate is readily determinable. ROU assets represent the right to use an underlying asset for the lease term, including any upfront lease payments made and excluding lease incentives. Lease liabilities represent the obligation to make future lease payments throughout the lease term. As most of our operating leases do not provide an implicit rate, we apply our incremental borrowing rate to determine the present value of remaining lease payments. Our incremental borrowing rate is determined based on information available at the commencement date of the lease. The lease term includes renewal periods when we are reasonably certain to exercise the option to renew. The ROU asset is amortized over the expected lease term. Lease and non-lease components, when present on our leases, are accounted for separately. Leases with an initial term of 12 months or less are excluded from recognition in the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our consolidated income statements as the

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligation is incurred. As of March 31, 2026, we did not have material leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

Derivative Instruments and Hedge Accounting – We do not use derivative instruments for trading or speculative purposes. We enter into interest rate swap agreements for the purpose of hedging our cash flow exposure to floating interest rates on certain portions of our debt. All derivative instruments are recognized on the balance sheet at their fair values. Changes in the fair value of a designated interest rate swap are recorded in other comprehensive loss until earnings are affected by the underlying hedged item. Any ineffective portion of the gain or loss is immediately recognized in earnings. Upon settlement, realized gains and losses are recognized in interest expense in the consolidated statements of operations. Cash flows associated with interest rate swap agreements designated as cash flow hedges are classified within operating activities in the Consolidated Statements of Cash Flows.

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

Redeemable Noncontrolling Interests - Noncontrolling interests with redemption features that are not solely within our control are considered redeemable noncontrolling interests. Our redeemable noncontrolling interest relates to Shell's 50% equity interest in the Whitmore JV and is classified in temporary equity that is reported between liabilities and shareholders' equity on our Consolidated Balance Sheets initially at its formation-date fair value. We adjust the redeemable noncontrolling interest each reporting period for the net income or loss attributable to the noncontrolling interest. We also make a measurement period adjustment, if any, to adjust the redeemable noncontrolling interest to the higher of the redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income or net income attributable to CSW. The redemption value of the redeemable noncontrolling interest is estimated using a discounted cash flow analysis, which requires management judgment with respect to future revenue, operating margins, growth rates and discount rates. Net income or loss attributable to the redeemable noncontrolling interests are presented as a separate line on the consolidated statements of operations which is necessary to identify the income or loss specifically attributable to CSW. The financial results and position of the redeemable noncontrolling interest acquired through the formation of the Whitmore JV are included in their entirety in our consolidated statements of operations and consolidated balance sheets beginning with the first quarter of fiscal 2022.

When calculating earnings per share attributable to CSW, we adjust net income attributable to CSW for the excess portion of the measurement period adjustment to the extent the redemption value exceeds both the carrying value and the fair value of the redeemable noncontrolling interest on a cumulative basis. Refer to Note 3 for further information regarding the redeemable noncontrolling interest.

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

Research and Development ("R&D") – R&D costs are expensed as incurred. Costs incurred for R&D primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in R&D activities. R&D costs included in selling, general and administrative expense were $5.8 million, $5.3 million and $5.9 million for the years ended March 31, 2026, 2025 and 2024, respectively.

Advertising Costs – Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended March 31, 2026, 2025 and 2024, advertising costs were $6.7 million, $4.7 million and $4.5 million, respectively.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recognize income tax related interest and penalties, if any, as a component of income tax expense. We account for the effects of Global Intangible Low-Taxed Income ("GILTI") as a component of income tax expense in the period in which the tax is incurred.

Unremitted Earnings – As of fiscal year ended March 31, 2026, we assert that all of our foreign earnings of the U.K., Australian, Vietnam and Canadian subsidiaries will be remitted to the U.S. through distributions. A provision was made for taxes that may become payable upon distribution of earnings from our foreign subsidiaries. Deferred income tax has not been recognized on any remaining basis difference that is permanently invested outside the United States.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1.Contractor Solutions, which manufactures efficiency and performance enhancing products predominantly for residential and commercial HVAC/R and plumbing applications, which are designed primarily for the professional trades. This segment is comprised primarily of our RectorSeal and Aspen Manufacturing operating companies.
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

Accounting Developments

Pronouncements implemented

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Our adoption of this ASU effective April 1, 2025, applied retrospectively, did not have an impact on our consolidated balance sheets, consolidated statements of income or consolidated statement of cash flows. Refer to Note 16, income tax for the Company's disclosures.

Pronouncements not yet implemented

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026 with early adoption permitted and should be applied prospectively. The amendments will be effective for our Form 10-K for fiscal 2028 and our

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q for the first quarter of 2028. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270): Narrow- Scope Improvements. The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. This ASU will be effective for our Form 10-K for fiscal 2029 and our Form 10-Q for the first quarter of 2029. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS

Dusk Acquisition Corporation

On November 4, 2025, we acquired 100% of the equity interests of Dusk Acquisition Corporation and its wholly owned subsidiaries, Motors & Armatures, LLC and HVAC South, LLC (collectively, “MARS Parts”), based in Hauppauge, New York, for an aggregate purchase price of $658.1 million (including $6.0 million cash acquired), comprised of cash consideration of $650.0 million, estimated cash on balance sheet at closing of $4.1 million, and contingent considerations initially measured at $4.0 million based on MARS Parts meeting defined financial targets over a period of one year. The cash consideration was funded with a combination of the TLA (as defined in Note 9) and borrowings under our existing RCF (as defined in Note 9). As of the acquisition date, the estimated fair value of the contingent consideration was classified as a current liability of $4.0 million, which was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations. MARS Parts was one of the largest providers of HVAC/R parts and supplies in North America, and a leading provider of motors and capacitors. With a product mix more heavily focused on repair versus replacement, we expect MARS Parts will strategically complement our current HVAC/R end market, which traditionally has been more focused on new unit installations and replacements.

The MARS Parts acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). Pursuant to Topic 805, the Company allocated the MARS Parts purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, November 4, 2025. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluation of the facts and circumstances available as of November 4, 2025, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, is ongoing. The primary areas of preliminary purchase accounting price allocation subject to changes relate to the valuation of working capitals, property, plant and equipment and deferred tax balances. As a result of further refining the assumptions used in the valuation and identification of information existed on the acquisition date, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table below. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the Company's best initial estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Initial Estimated Fair Value	Measurement Period Adjustments	Updated Estimated Fair Value
Cash	$5,973	$—	$5,973
Accounts Receivable	16,296	19	16,315
Inventory	54,520	(2,167)	52,353
Income Tax Receivable	1,934	1,028	2,962
Other Current Assets	1,606	(510)	1,096
Property, Plant and Equipment	6,644	—	6,644
Trade Name (indefinite life)	45,000	(8,000)	37,000
Customer Lists (useful life of 15 years)	349,000	5,000	354,000
Right-Of-Use Assets	5,205	—	5,205
Other Long-Term Assets	635	—	635
Accounts Payable	(7,645)	(1,682)	(9,327)
Accrued and Other Current Liabilities	(10,729)	231	(10,498)
Lease Liabilities - Short-Term	(1,341)	—	(1,341)
Deferred Tax Liabilities	(60,679)	10,046	(50,633)
Lease Liabilities - Long-Term	(3,864)	—	(3,864)
Estimated fair value of net assets acquired	402,555	3,965	406,520
Goodwill	264,981	(13,365)	251,616
Total Purchase Price	$667,536	$(9,400)	$658,136

Goodwill of $251.6 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC/R end market. The goodwill recorded as part of this acquisition is included in the Contractor Solutions segment. The Company has assumed the seller's tax basis in goodwill ($120.0 million) and intangible assets ($142.5 million), which will continue to be amortized over the remaining tax life of 14 years.

MARS Parts generated net revenue of $60.1 million and net income before income taxes of $3.9 million for the period from the acquisition date to March 31, 2026, including expenses incurred to rapidly integrate the business post acquisition. MARS Parts activity is currently included in our Contractor Solutions segment. During year ended March 31, 2026, the Company incurred $3.5 million of transaction expenses in connection with the MARS Parts acquisition. Transaction expenses are included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solutions and Other segments.

Aspen Manufacturing, LLC

On May 1, 2025, we acquired 100% of the equity interests of Aspen Manufacturing, LLC (“Aspen Manufacturing”), based in Humble, Texas, for an aggregate purchase price of $327.6 million (including $2.3 million cash acquired), comprised of cash consideration of $313.5 million and working capital adjustments of $14.1 million. The cash consideration was funded with cash on hand and borrowings under our existing RCF (as defined in Note 9). Aspen Manufacturing was one of the largest independent evaporator coil and air handler manufacturers for the HVAC/R industry and is recognized as a leader in product quality and indoor comfort. Aspen Manufacturing’s product suite includes a vast range of high-quality residential and light commercial evaporator coils, blowers, and air handling units for single-family, multi-family, and manufactured homes.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Aspen Manufacturing acquisition was accounted for as a business combination under Topic 805. Pursuant to Topic 805, the Company allocated the Aspen Manufacturing purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, May 1, 2025. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluation of the facts and circumstances available as of May 1, 2025, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, is ongoing. The primary areas of preliminary purchase accounting price allocation subject to changes relate to the valuation of working capitals, income tax contingency and related indemnification asset and value of property, plant and equipment. As a result of further refining the estimates used in the valuation and identification of information existed on the acquisition date, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table below. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the Company's best initial estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	Initial Estimated Fair Value	Measurement Period Adjustments	Updated Estimated Fair Value
Cash	$2,289	$—	$2,289
Accounts Receivable	15,253	(62)	15,191
Inventory	30,851	310	31,161
Other Current Assets	150	—	150
Property, Plant and Equipment	7,916	—	7,916
Trade Name (indefinite life)	22,000	—	22,000
Customer Lists (useful life of 15 years)	165,000	—	165,000
Right-Of-Use Assets	11,855	—	11,855
Long-Term Indemnity Asset	400	572	972
Deferred Tax Assets	—	1,532	1,532
Accounts Payable	(5,459)	—	(5,459)
Accrued and Other Current Liabilities	(8,943)	(157)	(9,100)
Lease Liabilities - Short-Term	(1,019)	—	(1,019)
Contingency Reserve	(400)	(572)	(972)
Lease Liabilities - Long-Term	(10,836)	—	(10,836)
Other Long-Term Liabilities	(3,600)	—	(3,600)
Estimated fair value of net assets acquired	225,457	1,624	227,080
Goodwill	100,421	72	100,493
Total Purchase Price	$325,878	$1,696	$327,573

Goodwill of $100.5 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC/R end market. The goodwill recorded as part of this acquisition is included in the Contractor Solutions segment. The goodwill and intangible assets tax bases are $94.7 million and $187.0 million, respectively, and are deductible and amortized over 15 years.

Aspen Manufacturing generated net revenue of $131.7 million and net income before income taxes of $17.3 million for the period from the acquisition date to March 31, 2026. Aspen Manufacturing activity is currently included in our Contractor Solutions segment. During the year ended March 31, 2026, the Company incurred $0.4 million of transaction expenses in connection with the Aspen Manufacturing acquisition. During the year ended March 31, 2025, the Company incurred $1.1 million of transaction expenses in connection with the Aspen Manufacturing acquisition. Transaction expenses are included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solutions and Other segments.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proforma Consolidated Financial Information

Pursuant to Topic 805, unaudited supplemental proforma results of operations for the years ended March 31, 2026 and 2025, as if the acquisitions of MARS Parts and Aspen Manufacturing had occurred on April 1, 2024, are presented below (in thousands, except per share amounts):

	Year Ended March 31,
	2026	2025
Revenue, net	$1,232,737	$1,207,036
Net income attributable to CSW	124,394	115,238

Net income per share attributable to CSW
Basic	$7.47	$7.10
Diluted	$7.44	$7.06

These proforma results do not present financial results that would have been realized had the acquisition occurred on April 1, 2024, nor are they intended to be a projection of future results. The unaudited proforma results include certain proforma adjustments to net income that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2024, including the following:
•Additional amortization expense of $14.7 million and $34.6 million for the years ended March 31, 2026 and 2025, respectively, that would have been recognized as a result of the allocation of purchase consideration to customer lists subject to amortization;
•Excluded amortization expense of $3.9 million for the years ended March 31, 2026 and included additional amortization expense of $3.9 million for the year ended March 31, 2025, related to acquisition inventory step-up;
•Additional depreciation expense of $0.1 million and $0.7 million for the years ended March 31, 2026 and 2025, respectively, that would have been recognized as a result of the fair value step-up of the property, plant and equipment;
•Additional representation and warranty insurance expense of $0.5 million and $1.2 million for the years ended March 31, 2026 and 2025, respectively;
•Excluded transaction expenses of $4.8 million for the the year ended March 31, 2026 and included additional transaction expense of $5.9 million for the the year ended March 31, 2025, that would have been recognized;
•Estimated additional interest expense of $20.8 million and $52.1 million for the years ended March 31, 2026 and 2025, respectively, as a result of incurring additional borrowing;
•Estimated cost and operating expense savings of $3.8 million and $3.5 million for the years ended March 31, 2026 and 2025, respectively, as a result of management operational synergies; and
•Income tax benefit of the proforma adjustments, calculated using a blended statutory income tax rate of 25.0%, of $7.0 million and $22.6 million for the years ended March 31, 2026 and 2025, respectively.

Joyce Sales Group, LLC and Copper2Glass, LLC

On March 12, 2026, we acquired certain assets of Joyce Sales Group, LLC and Copper2Glass, LLC (collectively, “Duckt-Strip”), based in Auburn, New Hampshire for a cash consideration of $21.0 million, which was funded with borrowings under our existing RCF (as defined in Note 9). Duckt-Strip offers a differentiated, code‑compliant electrical cable solution purpose‑built for ductless HVAC/R systems. During the year ended March 31, 2026, we incurred $0.1 million in transaction expenses in connection with the Duckt-Strip acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Duckt-Strip acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $13.3 million allocated to goodwill, which represents the value expected to be obtained from owning products that are expanding our existing HVAC/R offerings. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($4.9 million), trade name ($2.0 million), and inventory ($0.8 million). Customer lists are being amortized over 15 years, while the trade name and goodwill are not being amortized. The Company’s evaluation of the facts and circumstances available as of March 12, 2026 to assign fair values to assets acquired is ongoing. The primary area of preliminary purchase price allocation subject to change relates to the assumptions used in the valuation model. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The goodwill and intangible assets tax bases are $13.3 million and $6.9 million, respectively, and are deductible and amortized over 15 years. Duckt-Strip activity has been included in our Contractor Solutions segment since the acquisition date.

The disclosure of Duckt-Strip's post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

ProAction Fluids, LLC

On November 20, 2025, we acquired certain assets of ProAction Fluids, LLC (“ProAction Fluids”), based in Shreveport, Louisiana for cash consideration of $9.5 million, which was funded with borrowings under our existing RCF (as defined in Note 9). ProAction Fluids offers performance-tested drilling fluids, lubricants, sealants, and compounds for the horizontal directional drilling ("HDD") market that expand upon, and are complementary to, our existing general industrial product portfolio. During the year ended March 31, 2026, we incurred $0.2 million in transaction expenses in connection with the ProAction Fluids acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Specialized Reliability Solutions segment.

The ProAction Fluids acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $6.8 million allocated to goodwill, which represents the value expected to be obtained from owning products that are expanding our existing general industrial offerings. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($1.4 million), trade name ($0.5 million), inventory ($0.7 million), and equipment ($0.1 million). Customer lists are being amortized over 15 years, while the trade name and goodwill are not being amortized. The Company’s evaluation of the facts and circumstances available as of November 20, 2025 to assign fair values to assets acquired is ongoing. The primary area of preliminary purchase price allocation subject to change relates to the assumptions used in the valuation model. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The goodwill and intangible assets tax bases are $6.8 million and $1.9 million, respectively, and are deductible and amortized over 15 years. ProAction Fluids activity has been included in our Specialized Reliability Solutions segment since the acquisition date.

The disclosure of ProAction Fluids' post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

Hydrotex Holdings, Inc.

On November 5, 2025, we acquired certain assets of Hydrotex Holdings, Inc. (“Hydrotex”), based in Dallas, Texas for an aggregate purchase price of $17.0 million, comprised of cash considerations of $17.0 million and estimated working capital true-up adjustment of less than $0.1 million. The cash consideration was funded with borrowings under our existing RCF (as defined in Note 9). Hydrotex offers high-performance lubricants designed to enhance operational efficiency, reduce equipment wear, and extend service life that expand upon, and are complementary to our existing general industrial products portfolio. During the year ended March 31, 2026, we incurred $0.5 million in transaction expenses in connection with the Hydrotex acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Specialized Reliability Solutions segment.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Hydrotex acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $2.8 million allocated to goodwill, which represents the value expected to be obtained from owning products that are expanding our existing general industrial offerings and provide additional drain lubricant solutions to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($7.6 million), trade name ($1.3 million), accounts receivable ($1.6 million), inventory ($3.5 million), other current assets ($0.1 million), and equipment ($0.9 million), net of current liabilities ($0.7 million). Customer lists are being amortized over 15 years, while the trade name and goodwill are not being amortized. The Company’s evaluation of the facts and circumstances available as of November 5, 2025 to assign fair values to assets acquired is ongoing. The primary area of preliminary purchase price allocation subject to change relates to the valuation of working capital and equipment. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The goodwill and intangible assets tax bases are $2.8 million and $8.9 million, respectively, and are deductible and amortized over 15 years. Hydrotex activity has been included in our Specialized Reliability Solutions segment since the acquisition date.

The disclosure of Hydrotex' post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

PF WaterWorks, L.P.

On November 4, 2024, we acquired certain assets of PF WaterWorks, L.P. (“PF WaterWorks”), based in Houston, Texas for an aggregate purchase price of $45.8 million, comprised of cash consideration of $40.0 million, a working capital true-up adjustment of $2.6 million and contingent considerations initially measured at $3.2 million based on PF WaterWorks meeting defined financial targets over a period of 3.2 years. The cash consideration was funded with cash on hand. PF WaterWorks offers innovative, eco-friendly drain management solutions that expand upon, and are complementary to, our existing plumbing product portfolio. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $3.2 million, which was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations. During the year ended March 31, 2025, we incurred $1.4 million in transaction expenses in connection with the PF WaterWorks acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment. No transaction expense was incurred during the year ended March 31, 2026.

The PF WaterWorks acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $10.9 million allocated to goodwill, which represents the value expected to be obtained from owning products that are expanding our existing plumbing offerings and provide additional drain management solutions to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($26.2 million), trade name ($3.1 million), patent ($0.6 million), accounts receivable ($1.5 million), inventory ($3.8 million), other current assets ($0.2 million) and other assets ($0.4 million), net of current liabilities ($0.7 million) and other liabilities ($0.1 million). Customer lists and patent are being amortized over 15 years and 5 years, respectively, while the trade name and goodwill are not being amortized. During the three months ended December 31, 2025, the Company completed the evaluation of facts and circumstances available as of November 4, 2024, to assign fair values to assets and liabilities acquired. The goodwill and intangible assets tax bases are $10.9 million and $29.9 million, respectively, and are deductible and amortized over 15 years. PF WaterWorks activity has been included in our Contractor Solutions segment since the acquisition date.

The disclosure of PF WaterWorks' post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSP Products, Inc.

On August 1, 2024, we acquired the assets of PSP Products, Inc. (“PSP Products”), based in Manassas, Virginia for an aggregate purchase price of $51.3 million, comprised of cash consideration of $32.5 million, a working capital true-up adjustment of $7.0 million and contingent consideration initially measured at $11.8 million based on PSP Products meeting defined operational and financial targets over a period of 2.5 years. The cash consideration was funded with cash on hand and borrowings under our existing RCF (as defined in Note 9). PSP Products offers a family of superior surge protection and load management products to our existing HVAC/R offerings. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $11.8 million, of which $4.8 million was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations and $7.0 million was determined using a scenario-based analysis on forecasted future results. The fair value of the contingent consideration is evaluated quarterly based on additional information as it becomes available. During the three months ended March 31, 2025, we increased the fair value of the contingent consideration liability related to the PSP Products acquisition due to the better than expected performance and recognized a $2.1 million expense recorded in general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment. During the three months ended March 31, 2026, the Company remitted a contingent consideration payment of $7.0 million to the former owner of PSP Products upon the satisfaction of the specified performance condition set forth in the purchase agreement. During the year ended March 31, 2025, we incurred $0.5 million in transaction expenses in connection with the PSP Products acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations under the Contractor Solutions segment.

The PSP Products acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was $7.3 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing HVAC/R offerings and provide additional electrical offerings to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($30.0 million), trade name ($2.4 million), accounts receivable ($4.4 million),inventory ($8.9 million), other current asset ($0.3 million), equipment ($0.3 million) and other assets ($0.7 million), net of current liabilities ($2.7 million) and other liabilities ($0.3 million). Customer lists are being amortized over 15 years while the trade name and goodwill are not being amortized. During the three months ended September 30, 2025, the Company completed the evaluation of facts and circumstances available as of August 1, 2024, to assign fair values to assets and liabilities acquired. The goodwill and intangible assets tax bases are $7.3 million and $32.4 million, respectively, and are deductible and amortized over 15 years. PSP Products activity has been included in our Contractor Solutions segment since the acquisition date.

The disclosure of PSP Products' post-acquisition revenue and net income is not practical due to integration activities since the acquisition date. No pro forma information has been provided due to immateriality.

Dust Free, LP

On February 6, 2024, we acquired 100% of the outstanding equity of Dust Free, LP ("Dust Free"), based in Royse City, Texas, for an aggregate purchase price of $34.2 million (including $0.6 million cash acquired), comprised of cash consideration of $27.9 million, a final working capital true-up receipt of $0.5 million and contingent considerations initially measured at $6.8 million based on Dust Free meeting defined operational and financial targets over a period of 6 years. The cash consideration was funded with cash on hand and borrowings under our existing RCF (as defined in Note 9). The Dust Free products offer residential and commercial indoor air quality and HVAC/R applications and supplement our Contractor Solutions segment's existing product portfolio. As of the acquisition date, the estimated fair value of the contingent consideration was classified as a long-term liability of $6.8 million, of which $2.1 million was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations and $4.7 million was determined using a scenario-based analysis on forecasted future results. During the three months ended March 31, 2026, the Company remitted a contingent consideration payment of $4.7 million to the former owner of Dust Free upon the satisfaction of the specified performance condition set forth in the purchase agreement. During the year ended March 31, 2024, we incurred $0.7 million in transaction expenses in connection with the Dust Free acquisition, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations under the Contractor Solution segment.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Dust Free acquisition was accounted for as a business combination under Topic 805. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $3.7 million allocated to goodwill, which represents the value expected to be obtained from owning products that are complementary to our existing plumbing offerings and provide a meaningful value proposition to our customers. The preliminary allocation of the fair value of the net assets acquired comprises customer lists ($20.1 million), trademark ($1.6 million), accounts receivable ($2.9 million), cash ($0.6 million), inventory ($4.1 million), other current asset ($0.4 million) and equipment ($3.1 million), net of current liabilities (2.3 million). Customer lists are being amortized over 15 years and the definite-life trademark ($0.6 million) is being amortized over 2 years while the indefinite-life trademark ($1.0 million) and goodwill are not being amortized.  During the three months ended March 31, 2025. the Company completed the evaluation of facts and circumstances available as of February 6, 2024, to assign fair values to assets and liabilities acquired. The goodwill and intangible assets tax bases are $3.7 million and $21.7 million, respectively, and are deductible and amortized over 15 years. Dust Free activity has been included in our Contractor Solutions segment since the acquisition date.

The disclosure of Dust Free's post-acquisition revenue and net income is not practical due to integration activities since the acquisition date.

3. CONSOLIDATION OF VARIABLE INTEREST ENTITY AND REDEEMABLE NONCONTROLLING INTEREST

Whitmore Joint Venture

On April 1, 2021, Whitmore Manufacturing, LLC (“Whitmore”), a wholly-owned subsidiary of CSW, completed the formation of a joint venture (the "Whitmore JV") with Pennzoil-Quaker State Company dba SOPUS Products (“Shell”), a wholly-owned subsidiary of Shell Oil Company that comprises Shell’s U.S. lubricants business. The formation was consummated through a transaction in which Whitmore sold to Shell a 50% interest in a wholly-owned subsidiary (containing certain existing operating assets) in exchange for consideration of $13.4 million from Shell in the form of cash ($5.3 million) and intangible assets ($8.1 million).

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

	March 31, 2026	March 31, 2025
Cash	$4,628	$9,591
Accounts receivable, net	9,417	8,407
Inventories, net	4,997	4,823
Prepaid expenses and other current assets	2,033	254
Property, plant and equipment, net	14,228	13,452
Intangible assets, net	4,049	4,859
Other assets	725	598
Total assets	$40,077	$41,983

Accounts payable	$7,250	$7,755
Accrued and other current liabilities	2,247	1,605
Other long-term liabilities	786	413
Total liabilities	$10,284	$9,774

For the year ended March 31, 2026, 2025 and 2024, the Whitmore JV generated net income of $1.6 million, $1.7 million and $1.8 million, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Whitmore JV's LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member's equity interest determined based on the fair market value of the Whitmore JV's net assets. This put option can be exercised, at either member's discretion, by providing written notice to the other member during the month of July 2024 and every two years afterwards. The put option was not exercised in July 2024. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the year ended March 31, 2026 were as follows (in thousands):

	March 31, 2026	March 31, 2025
Balance at the beginning of the fiscal year	$20,187	$19,355
Net income attributable to redeemable noncontrolling interest	802	832
Distributions to redeemable noncontrolling interest	(2,000)	—
Ending balance	$18,989	$20,187

4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended March 31, 2026 and 2025 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at March, 2024	$213,544	$9,358	$24,289	$247,191
Dust Free acquisition	(212)	—	—	(212)
PSP Products acquisition	7,323	—	—	7,323
PF WaterWorks acquisition	10,258	—	—	10,258
Currency translation	(33)	79	(514)	(468)
Balance at March 31, 2025	$230,880	$9,437	$23,775	$264,092
Duckt-Strip acquisition	13,287	—	—	13,287
Impairment	—	—	(7,493)	(7,493)
ProAction Fluids acquisition	—	6,827	—	6,827
Hydrotex acquisition	—	2,795	—	2,795
MARS Parts acquisition	251,616	—	—	251,616
Aspen Manufacturing acquisition	100,492	—	—	100,492
PF WaterWorks acquisition	619	—	—	619
Currency translation	32	86	278	396
Balance at March 31, 2026	$596,926	$19,145	$16,560	$632,631

We assess goodwill for impairment annually or whenever events or circumstances indicate there may be impairment. During the quarter ended March 31, 2026, we completed our annual quantitative impairment assessment for the Greco business, a standalone reporting unit under our Engineered Building Solutions segment, and determined that the fair value of the Greco business was below its carrying value and accordingly recorded a non-cash impairment of $15.6 million, including $7.5 million for goodwill, $6.6 million for intangible assets and $1.5 million for long-lived assets, included in the impairment expenses line in our Consolidated Statement of Income.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our intangible assets for the years ended March 31, 2026 and 2025 (in thousands, except years):

		March 31, 2026		March 31, 2025
	Wtd Avg Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	10	$17,785	$(11,312)	$17,784	$(10,189)
Customer lists and amortized trademarks (a)	15	922,925	(165,943)	402,765	(127,551)
Non-compete agreements	6	1,000	(814)	1,000	(639)
Other	10	6,453	(3,514)	6,277	(3,141)
		$948,163	$(181,583)	$427,826	$(141,520)
Trade names and trademarks not being amortized (a):		$133,471	$—	$71,604	$—
(a) Refer above for intangible assets impairment discussion.

Amortization expense for the years ended March 31, 2026, 2025 and 2024 was $47.3 million, $25.9 million and $22.6 million, respectively. Of these amounts, cost of revenues includes $0.8 million, $0.7 million and $0.7 million, respectively. The following table presents the estimated future amortization of finite-lived intangible assets for the next five fiscal years ending March 31 (in thousands):

2027	$60,718
2028	60,320
2029	60,188
2030	59,867
2031	59,754
Thereafter	465,733
Total	$766,580

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

The 2024 Plan provides for the issuance of up to 850,000 shares of CSW common stock through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to eligible participants. As of March 31, 2026, 784,584 shares were reserved and available for issuance under the 2024 Plan.

We recorded share-based compensation expense, net of estimated forfeitures, for restricted stock as follows for the years ended March 31, 2026, 2025 and 2024 (in thousands):

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31,
	2026	2025	2024
Share-based compensation expense	$14,930	$13,587	$11,537
Related income tax benefit (a)	(3,733)	(3,397)	(2,885)
Net share-based compensation expense	$11,197	$10,190	$8,652
(a) Income tax benefit is estimated using the statutory rate

Restricted stock activity was as follows:

	Year Ended March 31, 2026
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2025	194,149	$203.62
Granted	74,454	316.53
Vested	(90,813)	185.80
Canceled	(4,315)	254.43
Outstanding at March 31, 2026	173,475	$236.56
During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of March 31, 2026 and 2025 included 73,159 and 85,998 shares (at target), respectively, with performance-based vesting provisions, having vesting ranges from 0-200% based on predefined performance targets with market conditions. Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award, and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares. Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted 16,982 and 18,962 awards with performance-based vesting provisions during the years ended March 31, 2026 and 2025, respectively, with a vesting range of 0-200%.

At March 31, 2026, we had unrecognized compensation cost related to unvested restricted shares of $18.0 million, which will be amortized into net income over the remaining weighted average vesting period of 1.9 years. The total fair value of restricted shares granted during the years ended March 31, 2026 and 2025 was $14.3 million and $14.4 million, respectively. The total fair value of restricted shares vested during the years ended March 31, 2026 and 2025 was $24.7 million and $27.8 million, respectively.

6. INVENTORY

Inventories are stated at the lower of cost or net realizable value and include raw materials, supplies, direct labor and manufacturing overhead. Inventories are accounted for using a standard costing methodology, which approximates cost on a first-in, first-out (“FIFO”) basis.

The Inventories, net caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31,
	2026	2025
Raw materials and supplies	$119,622	$54,761
Work in process	4,823	5,969
Finished goods	200,700	144,897
Total inventories	325,145	205,627
Less: Obsolescence reserve	(15,438)	(10,751)
Inventories, net	$309,707	$194,876

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BUSINESS HELD FOR SALE AND EXIT ACTIVITIES

As discussed in Note 4, during the quarter ended March 31, 2026, we completed our annual quantitative impairment assessment for the Greco reporting unit, including both Greco US and Greco Canada businesses, and determined that the fair value of the Greco reporting unit was below its carrying value and accordingly recorded a non-cash impairment of $15.6 million, including $7.5 million for goodwill, $6.6 million for intangible assets and $1.5 million for long-lived assets, included in the impairment expenses line in our Consolidated Statement of Income under the Engineered Building Solutions segment.

During the quarter ended March 31, 2026, the Company committed to a plan to pursue a sale of the Greco US business, which is available for immediate sale in its present condition, and the Company has initiated an active program to locate a buyer. Management believes a sale is probable within twelve months of the balance sheet date at a price that is reasonable in relation to the current estimated fair value. Accordingly, the Greco US asset group has been classified as held for sale as of March 31, 2026 in accordance with ASC 360-10-45-9 and is carried at the lower of carrying amount or estimated fair value less costs to sell. Depreciation of the related assets ceased upon classification as held for sale. The Company has determined that the disposal does not represent a strategic shift that has, or will have, a major effect on the Company's operations or financial results. Accordingly, the Greco US business has not been classified as a discontinued operation under ASC 205-20, and the results of operations attributable to these assets continue to be reflected within the Engineered Building Solutions segment for all periods presented.

The revenue and pre-tax income (loss), excluding the impairment expenses, attributable to the Greco US business included in continuing operations were $15.7 million and $(1.6) million for the year ended March 31, 2026; $18.6 million and $0.7 million for the year ended March 31, 2025 and $15.9 million and $(0.3) million for the year ended March 31, 2024.

The carrying amounts of the assets and liabilities of the Greco US business classified as held for sale in our Consolidated Balance Sheet were as follows:

(Amounts in thousands)	March 31, 2026
Accounts receivable, net	$3,733
Inventories, net	2,251
Prepaid expenses and other current assets	373
Right-of-use lease assets	2,385
Total assets held for sale	$8,742

Accounts payable	$566
Accrued and other current liabilities	1,869
Operating lease liabilities	2,043
Total liabilities held for sale	$4,478

During the quarter ended March 31, 2026, in conjunction with the plan to sell the Greco US business as discussed above, the Company committed to the strategic exit of the Greco Canada business (the "Greco Canada Exit"). The costs for the Greco Canada Exit primarily included employee severance and termination costs, as well as additional reserves related to accounts receivable and inventory. We recognized $2.1 million expenses, as a result of this initiative during the quarter ended March 31, 2026, which are included in the selling, general, and administrative expenses line ($0.7 million) and cost of revenues line ($1.4 million) in our Consolidated Statement of Income. As of March 31, 2026, we expect to incur approximately $1.5 million to $2.0 million of additional expenses related to the Greco Canada Exit.

The revenue and pre-tax income (loss), excluding the impairment and Greco Canada Exit related expenses, attributable to the Greco Canada business included in continuing operations were $17.7 million and $(0.7) million for the year ended March 31, 2026; $20.9 million and $2.0 million for the year ended March 31, 2025; $17.9 million and $1.8 million for the year ended March 31, 2024.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

Accounts receivable, net consists of the following (in thousands):

	March 31,
	2026	2025
Accounts receivable trade	$209,267	$151,646
Other receivables	3,311	5,142
	212,578	156,788
Less: Allowance for credit losses	(2,314)	(1,137)
Accounts receivable, net	$210,264	$155,651

Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,
	2026	2025
Prepaid expenses	$14,125	$11,602
Income taxes receivable	7,731	2,090
Other current assets	3,618	1,458
Current derivative asset	761	—
Short-term tax indemnification assets	320	1,339
	$26,555	$16,489

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,
	2026	2025
Land and improvements	$3,112	$3,112
Buildings and improvements	57,782	56,982
Plant, office and laboratory equipment	165,378	136,244
Construction in progress	6,451	10,296
Other	365	—
	233,088	206,634
Less: Accumulated depreciation	(125,552)	(113,219)
Property, plant and equipment, net	$107,536	$93,415

Depreciation of property, plant and equipment was $15.9 million, $14.2 million and $13.9 million for the years ended March 31, 2026, 2025 and 2024, respectively. Of these amounts, cost of revenues includes $11.7 million, $9.3 million and $9.1 million, respectively. During the fiscal quarter ended March 31, 2026, as discussed in Note 7, we recorded $1.5 million of impairment expense relating to long-lived assets held by Greco US and Greco Canada businesses, included in impairment expense in our Consolidated Statement of Income for our Engineered Building Solutions segment.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets consist of the following (in thousands):

	March 31,
	2026	2025
Right-of-use lease assets	$68,617	$62,061
Long-term investments	7,300	2,500
Deferred financing fees	2,822	829
Rent receivable	1,862	1,978
Long-term tax indemnification assets	1,210	502
Deferred income taxes	901	350
Long-term derivative asset	447	—
Property held for investment	418	418
Other	3,822	2,149
Other assets	$87,399	$70,787

Accrued and other current liabilities consist of the following (in thousands):

	March 31,
	2026	2025
Compensation and related benefits	$39,261	$31,381
Rebates and marketing agreements	26,900	19,650
Operating lease liabilities	13,622	11,244
Short-term contingent consideration liability	11,580	12,150
Non-income taxes	3,941	2,409
Income taxes payable	2,336	3,075
Billings in excess of costs	1,544	932
Other accrued expenses	16,871	11,594
Accrued and other current liabilities	$116,055	$92,435

Other long-term liabilities consists of the following (in thousands):

	March 31,
	2026	2025
Operating lease liabilities	$61,862	$58,120
Deferred income taxes	98,226	52,688
Tax Reserve	9,295	14,728
Long-term contingent consideration liability	5,175	12,235
Other	4,931	576
Other long-term liabilities	$179,489	$138,347

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LONG-TERM DEBT AND COMMITMENTS

Debt consists of the following (in thousands):

	March 31,
	2026	2025
Revolving Credit Facility, interest rate of 5.42% (a) and N/A (b)	$279,000	$—
Senior Secured Term Loan A, interest rate of 5.29% (a) and N/A (b)	592,500	—
Total debt, gross	871,500	—
Less: Current portion	(29,458)	—
Less: Deferred TLA financing costs, net of amortization	(2,206)	—
Long-term debt	$839,836	$—
(a) Represents the interest rate effective on March 31, 2026, including the impact from the interest rate swap discussed in Note 11.
(b) Interest rate effective on March 31, 2025 was not applicable due to there being no outstanding balance under the Revolving Credit Facility and the non-existence of the Senior Secured Term Loan A at that date.

Revolving Credit Facility Agreement

On December 11, 2015, we entered into a five-year $250.0 million Revolving Credit Facility agreement, with an additional $50.0 million accordion feature, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Revolving Credit Facility agreement was subsequently amended on December 1, 2020 ("First Credit Agreement") and May 18, 2021 (the “Second Credit Agreement”). The term "Revolving Credit Facility" (or "RCF") as used throughout this document refers to the First Credit Agreement, the Second Credit Agreement and the Second Amendment, the Third Credit Agreement and the Fourth Credit Agreement, as applicable.

On December 15, 2022, the Company entered into an Incremental Assumption Agreement No. 1 and Amendment No. 2 to the Second Credit Agreement (the “Second Amendment”) to utilize a portion of the accordion feature, thus increasing the commitment to $500.0 million, and concurrently reducing the available incremental accordion to $50.0 million. The Second Amendment also replaced the previously used LIBOR Rate with individualized metrics based on the specific denomination of borrowings, including a metric based on Term SOFR (as defined in the Second Credit Agreement) for borrowings denominated in U.S. Dollars. The Company incurred a total of $0.7 million in underwriting fees, which are being amortized over the remaining term of the RCF.

On May 2, 2025, we entered into a Third Amended and Restated Credit Agreement (the “Third Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent, and the lenders, issuing banks and swingline lender party thereto. The Third Credit Agreement provides for a $700.0 million RCF that contains a $30.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swingline loans, with an additional $250.0 million accordion feature. The Third Credit Agreement is scheduled to mature on May 2, 2030. The Company incurred a total of $2.7 million in financing fees, including underwriting fees, which will be amortized over the life of the Third Credit Agreement. Borrowings under the Third Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or the adjusted term SOFR rate plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Third Credit Agreement as the highest of (i) the Federal Reserve Bank of New York effective rate plus 0.5%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month adjusted term SOFR rate plus 1.0%. We pay a commitment fee between 0.15% to 0.4% based on the Company's leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable monthly and quarterly, respectively, and the outstanding principal balance is due at the maturity date. The Third Credit Agreement is secured by a first priority lien on substantially all tangible and intangible assets and stock issued by the Company and its material domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

On November 4, 2025, we entered into a Fourth Amended and Restated Credit agreement (the "Fourth Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent, and the lenders, issuing banks and swingline lender party thereto. The Fourth Credit Agreement, among other things, provides for: (i) the continuation of the existing RCF in the aggregate principal committed amount of up to $700.0 million; (ii) the extension of the maturity date of the RCF until November 4, 2030; and (iii) the establishment of a new senior secured term loan “A” credit facility (the “TLA”) in an aggregate principal amount of $600.0 million, and having a maturity date of November 4, 2030.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2026, we borrowed $505.7 million and repaid $226.7 million under the RCF. As of March 31, 2026 and 2025, we had $279.0 million and $0.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the RCF (net of credit utilization) of $419.7 million and $498.7 million, respectively. The financial covenants contained in the RCF require the maintenance of a maximum leverage ratio of 3.50 to 1.00, subject to a temporary increase to 4.00 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the RCF. The RCF Agreement also requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00, the calculations and terms of which are defined in the RCF Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of March 31, 2026.

Senior Secured Term Loan A

On November 4, 2025, we entered into the Fourth Credit Agreement, as aforementioned, which established the TLA to finance a portion of the purchase price of the MARS Parts acquisition (including payment of related fees, premiums, expenses and other transaction costs) as discussed in Note 2. The Company incurred a total of $2.4 million in financing fees, including underwriting fees, which will be amortized over the life of the Fourth Credit Agreement. The deferred financing fees are recorded in our consolidated balance sheets in long-term debt and the current portion of long-term debt. The TLA amortizes in equal quarterly installments of 1.25% of the initial aggregate principal amount of the TLA or $7.5 million, with the total outstanding balance due in full on maturity of November 4, 2030. Borrowings under the TLA bear interest at either base rate plus between 0.25% to 1.5% or the adjusted term SOFR rate plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. As of March 31, 2026, the TLA had $592.5 million in principal amount outstanding.

Interest payments on the first $300.0 million borrowing under the TLA are hedged under an interest rate swap agreement as described in Note 11.

Future Minimum Debt Payments

Future minimum debt payments are as follows for years ending March 31 (in thousands):

2027	$30,000
2028	30,000
2029	30,000
2030	30,000
2031	751,500
Total	$871,500

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 22 years, some of which include escalation clauses and/or options to extend or terminate the leases. Our financing lease arrangements are immaterial.

(in thousands)	March 31, 2026	March 31, 2025
Components of Operating Lease Expenses
Operating lease expense	$17,164	$13,048
Short-term lease expense	438	953
Total operating lease expense (a)	$17,602	$14,001
(a) Included in cost of revenues and selling, general and administrative expense

(in thousands)	March 31, 2026	March 31, 2025
Operating Lease Assets and Liabilities
Right-of-use lease assets, net (a)	$68,617	$62,061
Assets of business held for sale	2,385	$—

Short-term lease liabilities (b)	$13,622	$11,244
Long-term lease liabilities (b)	61,862	58,120
Liabilities of business held for sale	2,398	—
Total operating lease liabilities	$77,882	$69,364
(a) Included in other assets
(b) Included in accrued and other current liabilities and other long-term liabilities, as applicable

	Year Ended March 31,
(in thousands)	2026	2025
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities	$17,133	$13,132
Right-of-use assets obtained in exchange for new operating lease obligations	16,371	30,018

Other Information for Operating Leases
Weighted average remaining lease term (in years)	6.3	7.0
Weighted average discount rate (percent)	5.8%	5.6%

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of operating lease liabilities were as follows:
Year Ending March 31,
2027	$17,840
2028	16,450
2029	14,933
2030	12,545
2031	9,042
Thereafter	23,265
Total lease liabilities	$94,075
Less: Imputed interest	(16,193)
Present value of lease liabilities	$77,882

11. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. All interest rate swaps are highly effective.

On February 7, 2023, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $100.0 million borrowing under our RCF (as defined in Note 9). This interest rate swap fixes the one-month SOFR rate at 3.85% for the first $100.0 million borrowing under our RCF, and was scheduled to expire on May 18, 2026. In September 2024, upon the payoff of the outstanding RCF balance, we terminated the interest rate swap and incurred a cash payment of $0.4 million, which was reported in our Consolidated Statements of Income in interest expense, net.

On November 4, 2025, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $300.0 million of borrowings under the TLA (as defined in Note 9). The interest rate swap fixed the one-month SOFR rate at 3.42% for the first $300.0 million borrowing under our TLA and is scheduled to expire on October 31, 2028. As of March 31, 2026 and 2025, we had $300.0 million and no notional amount, respectively, outstanding designated as an interest rate swap with third parties. At March 31, 2026, the maximum remaining length of the interest rate swap contract was approximately 2.6 years. The fair value of interest rate swaps designated as hedging instruments are summarized below (in thousands):

	March 31,
	2026	2025
Current derivative asset	$761	$—
Non-current derivative asset	447	—

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

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026	2025	2024
Net income	$112,847	$137,484	$102,539
Income attributable to redeemable noncontrolling interest	(802)	(832)	(891)
Net income attributable to CSW	$112,045	$136,652	$101,648
Weighted average shares:
Common stock	16,570	16,148	15,427
Participating securities	83	94	106
Denominator for basic earnings per common share	16,653	16,242	15,533
Potentially dilutive securities	59	72	48
Denominator for diluted earnings per common share	16,712	16,314	15,581

Net income per share attributable to CSW:
Basic	$6.73	$8.41	$6.54
Diluted	$6.70	$8.38	$6.52

13. SHAREHOLDERS' EQUITY

Common Stock

	March 31, 2026		March 31, 2025
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Beginning of the year	17,809,590	1,026,941	16,465,776	952,394
Vesting of performance shares and restricted stock units	59,637	22,416	58,640	21,745
Reissuance of treasury shares	—	(15,539)	—	(17,186)
Restricted stock awards activities	23,832	6,897	20,174	10,786
Share repurchases	—	503,076	—	59,202
Equity issuance	—	—	1,265,000	—
End of the year	17,893,059	1,543,791	17,809,590	1,026,941

Equity Offering

In September 2024, the Company completed a follow-on equity offering, pursuant to which we issued and sold a total of 1,265,000 shares of our common stock to the public, including shares issued pursuant to the underwriters' full exercise of their over-allotment option, at an offering a price of $285 per share. We received proceeds of $347.4 million, net of underwriting fees and discounts and expenses incurred directly related to the offering. We used a portion of the proceeds to pay off the outstanding balance of our RCF, as discussed in Note 9, and used the remainder of the proceeds for general corporate purposes, including the completed acquisitions of PF WaterWorks (discussed in Note 2) and, following fiscal year end, Aspen Manufacturing (discussed in Note 2).

Share Repurchase Programs

On December 16, 2022, we announced that our Board of Directors authorized a program to repurchase up to $100.0 million of our common stock over a two-year time period. On November 18, 2024, we announced that our Board of Directors authorized a new $200.0 million share repurchase program, which replaced the previously announced $100.0 million program. On December 15, 2025, we announced an expansion of our current share repurchase program authorization from $200.0 million

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to $250.0 million. Under the current repurchase program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Our Board of Directors has established an expiration of December 31, 2026 for completion of the new repurchase program; however, the program may be limited or terminated at any time at our discretion without notice.

Under the current $250.0 million repurchase program, 503,076 and 20,045 shares were repurchased during the year ended March 31, 2026 and 2025, respectively, for $127.5 million and $6.8 million, respectively. Under the prior $100.0 million repurchase program, no shares were repurchased during the year ended March 31, 2026 and 39,157 shares were repurchased during the year ended March 31, 2025 for $11.5 million. A total of 92,290 shares had been repurchased for an aggregate amount of $21.9 million under the prior $100.0 million program. As of March 31, 2026, a total of 523,121 shares were repurchased for an aggregate amount of $134.3 million under the current $250.0 million program.

In connection with the vesting of share awards, 29,313 and 32,531 shares were tendered by employees to satisfy minimum tax withholding requirements during years ended March 31, 2026 and 2025, respectively, for $8.1 million and $9.4 million, respectively.

Dividends

On April 4, 2019, we announced we had commenced a dividend program and that our Board of Directors approved a regular quarterly dividend of $0.135 per share. On April 12, 2024, we announced a quarterly dividend increase to $0.21 per share. On October 11, 2024, we announced a quarterly dividend increase to $0.24 per share. On April 11, 2025, we announced a quarterly dividend increase to $0.27 per share. On April 2, 2026, we announced a quarterly dividend increase to $0.30 per share, which was paid on May 8, 2026 to shareholders of record as of April 24, 2026. Any future dividends at the existing $0.30 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion. Total dividends of $18.0 million and $14.6 million were paid during the years ended March 31, 2026 and 2025, respectively.

14. FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, net and accounts payable approximate their fair values at March 31, 2026 and 2025 due to their short-term nature. Cash equivalents generally consist of money market funds invested with a reputable and highly diversified global bank in instruments issued or guaranteed by the U.S. Treasury. The fair value of these cash equivalents is based on quoted market price, which is a Level I input. The fair value of interest rate swaps discussed in Note 11 are determined using Level II inputs. The carrying value of our debt, included in Note 9, approximates fair value as it bears interest at floating rates.

The long-term investments with no readily determinable fair value are measured using the alternative for fair value and the investment's carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. As of March 31, 2026 and 2025, the long-term investments reported in the balance sheets were $7.3 million and $2.5 million, respectively.

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

The fair value of the contingent consideration liability is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value. The increases or decreases in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and in assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. As of March 31, 2026 and 2025, the contingent consideration liability reported in the balance sheets was $16.7 million and $24.4 million, respectively.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the Company's assets and liabilities measured on a recurring basis:

	March 31, 2026		March 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Significant Other Observable Inputs (Level II):
Interest rate swap	$1,208	$1,208	$—	$—

Unobservable Inputs (Level III):
Acquisition-related contingent consideration liabilities	16,655	16,655	24,385	24,385

The following table presents the changes in the estimated fair values of the Company's contingent consideration liabilities measured using significant unobservable inputs (Level III):

(in thousands)	March 31, 2026	March 31, 2025
Balance at beginning of the year:	$24,385	$7,445
Cash payments	(11,730)	(160)
Change in fair value of contingent consideration liabilities	—	2,100
Additions	4,000	15,000
Ending balance	$16,655	$24,385

15. RETIREMENT PLANS

We maintain a frozen unfunded retirement restoration plan (the “Restoration Plan”) that is a non-qualified plan providing for the payment to participating employees, upon retirement, of the difference between the maximum annual payment permissible under the Qualified Plan pursuant to federal limitations and the amount that would otherwise have been payable under the Qualified Plan. The Restoration Plan was closed to new participants on January 1, 2015 and was amended to freeze benefit accruals and to modify certain ancillary benefits effective as of September 30, 2015. As of March 31, 2026 and 2025, the Restoration Plan reported liabilities of $1.1 million and $1.2 million, respectively.

The following are assumptions related to the Restoration Plan:

	March 31,
	2026	2025	2024
Assumptions used to determine benefit obligations:
Discount rate	5.7%	5.5%	5.5%
Assumptions used to determine net pension expense:
Discount rate	5.5%	5.5%	5.4%

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of the changes in the Restoration Plan's pension obligations:

	March 31,
	2026	2025
Benefit obligation at beginning of year	$1,186	$1,217
Interest cost	63	64
Actuarial loss	4	11
Benefits paid	(106)	(106)
Benefit obligation at end of year	$1,147	$1,186
Accumulated benefit obligation	$1,147	$1,186

The following summarizes amounts recognized in the balance sheets for the Restoration Plan:

	March 31,
	2026	2025
Current liabilities	$(106)	$(103)
Noncurrent liabilities	(1,040)	(1,083)
Unfunded status	$(1,146)	$(1,186)

Net pension expense for the Restoration Plan was:

	Year Ended March 31,
	2026	2025	2024
Interest cost on projected benefit obligation	$63	$64	$65
Net loss amortization	9	2	2
Net pension expense	$72	$66	$67

No estimated prior service costs or net loss for the Restoration Plan will be amortized from accumulated other comprehensive loss into pension expense in the year ended March 31, 2026.

The following table summarizes the expected cash benefit payments for the Restoration Plan for fiscal years ending March 31 (in millions):

2027	$0.1
2028	0.1
2029	0.1
2030	0.1
2031	0.1
Thereafter	0.5

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plan

Effective October 1, 2015, we began to sponsor a defined contribution plan covering substantially all of our U.S. employees. Employees may contribute to this plan, and these contributions are matched 100% by us up to 6.0% of eligible earnings. We also contribute an additional percentage of eligible earnings to employees regardless of their level of participation in the plan, which is discretionary and varies based on profitability. For the year ended March 31, 2026, we made contributions of $5.0 million during the year and additional contributions of $2.9 million in May 2026. For the year ended March 31, 2025, total $7.0 million contributions were made during the year.

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

We recorded total contributions to the ESOP of $4.9 million, $4.2 million and $4.8 million during the years ended March 31, 2026, 2025 and 2024, respectively, based on performance in the prior year. During the year ended March 31, 2026, $5.0 million was recorded to expense based on performance in the year ended March 31, 2026 and is expected to be contributed to the ESOP during the year ending March 31, 2027.

The ESOP held 352,741 and 432,912 shares of CSW common stock as of March 31, 2026 and 2025, respectively.

16. INCOME TAXES

Income before income taxes was comprised of the following (in thousands):

	Year Ended March 31,
	2026	2025	2024
U.S. Federal	$145,556	$163,935	$127,647
Foreign	(3)	16,182	12,833
Income before income taxes	$145,553	$180,117	$140,480

The following table summarized by jurisdiction our income taxes paid, net of refunds (in thousands):

	Year Ended March 31,
	2026	2025	2024
Federal	$31,400	$38,263	$30,916
State	10,544	9,677	6,448
Foreign	4,472	2,926	1,931
	$46,416	$50,866	$39,295

No single state or foreign jurisdiction exceeded five percent of total income taxes paid for the fiscal years ended March 31, 2026, 2025 and 2024.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense consists of the following (in thousands):

	Current	Deferred	Total
March 31, 2026
U.S. Federal	$24,892	$(320)	$24,572
State and local	9,022	(2,004)	7,018
Foreign	3,546	(2,430)	1,116
Provision for income taxes	$37,460	$(4,754)	$32,706
March 31, 2025
U.S. Federal	$35,448	$(4,888)	$30,560
State and local	9,371	(1,374)	7,997
Foreign	4,378	(302)	4,076
Provision for income taxes	$49,197	$(6,564)	$42,633
March 31, 2024
U.S. Federal	$28,832	$(2,560)	$26,272
State and local	8,057	(10)	8,047
Foreign	3,444	178	3,622
Provision for income taxes	$40,333	$(2,392)	$37,941

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0% to income before income taxes as a result of the following (in thousands):

	Year Ended March 31,
	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
Income before income tax	$145,553		$180,117		$140,480
U.S. federal statutory tax rate	30,566	21.0%	37,825	21.0%	29,501	21.0%
United States
State and local income taxes (1), (2), (3)	5,544	3.8%	6,325	3.5%	6,358	4.5%
Effect of cross-border tax laws	(758)	(0.5)%	(908)	(0.5)%	(345)	(0.2)%
Tax credits	(389)	(0.3)%	(274)	(0.2)%	(21)	—%
Changes in valuation allowances	—	—%	(216)	(0.1)%	(132)	(0.1)%
Nontaxable or nondeductible items
Executive compensation limitation	1,731	1.2%	2,062	1.1%	2,070	1.5%
Indemnification asset	269	0.2%	124	0.1%	1,789	1.3%
Other	289	0.2%	(1,453)	(0.8)%	(541)	(0.4)%
Other adjustments	(750)	(0.5)%	286	0.2%	(1,856)	(1.3)%
Foreign tax effects
Canada	1,722	1.2%	607	0.3%	1,119	0.8%
Other foreign jurisdictions	(289)	(0.2)%	543	0.3%	(60)	—%
Changes in unrecognized tax benefits ("UTP")	(5,229)	(3.6)%	(2,288)	(1.3)%	59	—%
Income tax expense	$32,706	22.5%	$42,633	23.7%	$37,941	27.0%
(1) State taxes in South Carolina, California, Pennsylvania, and Virginia are attributable to greater than 50% of the net income tax provision (benefit) for the year ended March 31, 2026.
(2) State taxes in California, Texas, and New Jersey are attributable to greater than 50% of the net income tax provision (benefit) for the year ended March 31, 2025.
(3) State taxes in California, Texas and Maryland are attributable to greater than 50% of the net income tax provision (benefit) for the year ended March 31, 2024.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rates for the years ended March 31, 2026, 2025 and 2024 were 22.5%, 23.7% and 27.0%, respectively. As compared with the statutory rate for the year ended March 31, 2026, the provision for income taxes was primarily impacted by state tax expense (net of federal benefits), which increased the provision by $5.5 million and effective rate by 3.8%; executive compensation limitation, which increased the provision by $1.7 million and the effective tax rate by 1.2%; and Canada's foreign tax effect, driven primarily by an impairment impact of $1.2 million and 0.8%, which increased the provision by $1.7 million and the effective tax rate by 1.2%. This was partially offset by UTP which decreased the provision by $5.2 million ($6.4 million UTP release offset by $1.0 million of additional penalties and interest, net of state tax benefit) and the effective tax rate by 3.6%.

As compared with the statutory rate for the year ended March 31, 2025, the provision for income taxes was primarily impacted by the state tax expense, which increased the provision by $6.3 million and the effective rate by 3.5%, executive compensation limitation, which increased the provision by $2.1 million and the effective rate by 1.1%. This was offset by UTP, which decreased the provision by $2.3 million ($3.6 million UTP release offset by $1.3 million additional penalties and interest) and the effective tax rate by 1.3%; tax benefits related to restricted stock vesting, which decreased the provision by $1.4 million and the effective tax rate of 0.8% and IRC section 250 deductions, which decreased the provision by $1.2 million and the effective tax rate of 0.7%.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2026 and 2025 are presented below (in thousands):

	March 31,
	2026	2025
Deferred tax assets:
Operating lease liabilities	$17,603	$16,461
Accrued compensation	7,390	6,197
Pension and other employee benefits	1,563	554
Inventory reserves	8,103	4,938
Accrued expenses	4,530	823
Credits and carryforwards	1,222	441
Capitalized R&D	—	1,859
Transaction Costs	2,563	1,863
Other, net	2,186	1,067
Deferred tax assets	45,160	34,203
Valuation allowance	(459)	(444)
Deferred tax assets, net of valuation allowance	44,701	33,759

Deferred tax liabilities:
Goodwill and intangible assets	(110,463)	(60,979)
Property, plant and equipment	(9,687)	(7,462)
Operating lease right-of-use assets	(15,931)	(14,681)
Repatriation reserve	(2,345)	(2,079)
Other, net	(3,600)	(896)
Deferred tax liabilities	(142,026)	(86,097)
Net deferred tax liabilities	$(97,325)	$(52,338)

As of March 31, 2026, we maintained an immaterial valuation allowance related to foreign capital loss carryforwards. As of March 31, 2025, we recorded an immaterial valuation allowance related to foreign capital loss carryforwards, released the valuation allowance related to foreign tax credits and recorded an additional valuation allowance related to loss carryforwards that we do not expect to be able to realize.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A provision was made for taxes that may become payable upon distribution of earnings from our foreign subsidiaries. Deferred income tax has not been recognized on any remaining basis difference that is permanently invested outside the United States.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	March 31,
	2026	2025
Balance at beginning of year	$8,396	$10,877
Decreases related to lapses of statute of limitations	(3,913)	(2,481)
Balance at end of year	$4,483	$8,396

During the year ended March 31, 2026, we released a reserve of $6.4 million including accrued interest of $1.5 million and accrued penalty of $1.0 million, as a result of the lapse of statute for the 2018, 2020 and 2021 periods. We also recorded additional accrued interest of $0.9 million and accrued penalty of $0.1 million on historical tax positions, as well as an additional $1.1 million reserve and a corresponding tax indemnification asset in connection with the Falcon ($0.1 million) and Aspen ($1.0 million) acquisitions.

During the year ended March 31, 2025, we released a reserve of $3.6 million, including accrued interest of $0.6 million and accrued penalties of $0.5 million as a result of the lapse of the statute for the 2019 and 2020 periods. We also recorded additional accrued interest of $1.2 million, net of state benefit, and accrued penalty of $0.2 million on historical tax positions.

In connection with the Falcon acquisition that closed in October 2022, the Company recognized a UTP of $3.0 million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification provided by the seller to the Company for up to $4.5 million related to UTPs taken in pre-acquisition years, we recognized an initial tax indemnification asset of $3.0 million which will either be settled or expire upon the closure of the tax statutes for the pre-acquisition periods. During the three months ended December 31, 2025 and 2024, as a result of the statute expiration, $1.4 million and $0.9 million UTPs were released, respectively, and the corresponding tax indemnification assets expired concurrently and were recognized as non-cash other expenses on the statement of income, which is not deductible for income tax purposes. As of March 31, 2026, the UTP reserve and offsetting indemnification asset related to Falcon's pre-acquisition period were $0.6 million. The Falcon UTP reserves and offsetting indemnification asset will either be settled or expire upon the closure of the tax statutes for the pre-acquisition period.

In connection with the T.A. Industries, Inc. ("TRUaire") closed in December 2020, the Company recognized a UTP of $17.3 million million related to pre-acquisition tax periods. In addition, in accordance with the tax indemnification provided by the seller to the Company for up to $12.5 million related to UTPs taken in pre-acquisition years, we recognized a tax indemnification asset of $12.5 million, $5.0 million of which was released in the three months ended March 31, 2021. During the three months ended December 31, 2025 and 2024, $5.0 million and $2.7 million UTP accruals (including penalties and interests accrued post-acquisition), respectively, were released due to the expiration of the tax statutes and were recorded as income tax benefits. As of March 31, 2026, the UTP accrual related to TRUaire's pre-acquisition tax periods was $8.6 million and is expected to be released in the future as the statutes on the open tax years expire.

The Company expects $6.4 million of existing reserves for UTPs to either be settled or expire within the next 12 months as the statutes of limitations expire. Our federal income tax returns remain subject to examination for the years ended March 31, 2025, 2024 and 2023. Our income tax returns for Falcon's pre-acquisition periods including calendar years 2022 (partial year), 2021, 2020 and 2019 remain subject to examinations. Our income tax returns for TRUaire's pre-acquisition periods including calendar years 2017, 2018, 2019 and 2020 remain subject to examinations. Our income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the period ended September 30, 2015 and subsequent years.

17. RELATED PARTY TRANSACTIONS

We had no related party transactions in the three years ended March 31, 2026, 2025 and 2024.

18. CONTINGENCIES

From time to time, we are involved in various claims and legal actions which arise in the ordinary course of business. There are not any matters pending that we currently believe are reasonably possible of having a material impact on our business, consolidated financial position, results of operations or cash flows.

As of March 31, 2026, we were contingently liable in connection with a $1.3 million surety bond associated with our performance under an agreement with a logistics service provider. The letter of credit collateralizing this bond was issued under our RCF (as defined in Note 9) and reduces the available borrowing capacity. We have not recorded any liability for this contingency, as we believe the likelihood of having to perform under the letter of credit is remote.

19. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive loss (in thousands).

	March 31,
	2026	2025
Currency translation adjustments:
Balance at beginning of period	$(12,020)	$(10,137)
Foreign currency translation adjustments	71	(1,883)
Balance at end of period	$(11,949)	$(12,020)
Interest rate swaps:
Balance at beginning of period	$—	$1,111
Unrealized gain, net of taxes of $(350) and $153, respectively (a)	1,316	(577)
Reclassification of losses included in interest expense, net of taxes of $96 and $142, respectively	(361)	(534)
Other comprehensive income	955	(1,111)
Balance at end of period	$955	$—
Defined benefit plans:
Balance at beginning of period	$(107)	$(100)
Amortization of net loss, net of taxes of $(1) and $2, respectively (b)	4	(7)
Other comprehensive income	4	(7)
Balance at end of period	$(103)	$(107)
(a) Unrealized gains are reclassified to earnings as underlying cash interest payments are made. We expect to recognize a gain of $0.6 million, net of deferred taxes, over the next twelve months related to a designated cash flow hedge based on its fair value as of March 31, 2026.
(b) Amortization of actuarial losses out of accumulated other comprehensive loss are included in the computation of net periodic pension expense. See Note 15 for additional information.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Build-to-order products are architecturally-specified building products generally sold into the construction industry. Revenue generated from sales of products under build-to-order transactions are currently reflected in the results of our Engineered Building Solutions segment. Occasionally, our built-to-order business lines enter into arrangements for the delivery of a customer-specified product and the provision of installation services. These orders are generally negotiated as a package and are commonly subject to retainage by the customer, which means the final 10% of the transaction price, when applicable, is not collectible until the overall construction project into which our products are incorporated is complete. The lead times for transfer to the customer can be up to 12 weeks. Revenue for goods is recognized at a point in time, but installation services are recognized over time as those services are performed, using an appropriate input measure, i.e. costs and labor hours incurred in relation to total estimates. Installation services represented approximately 2% of total consolidated revenue for the year ended March 31, 2026.

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

Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Year Ended March 31, 2026
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$105,611	$105,611
Book-and-ship	802,703	159,954	14,281	976,938
Net revenues	$802,703	$159,954	$119,892	$1,082,549

	Year Ended March 31, 2025
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$106,562	$106,562
Book-and-ship	609,706	147,476	14,557	771,739
Net revenues	$609,706	$147,476	$121,119	$878,301

	Year Ended March 31, 2024
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$99,760	$99,760
Book-and-ship	528,641	149,458	14,981	693,080
Net revenues	$528,641	$149,458	$114,741	$792,840

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026, 2025 and 2024 accounts receivable balances, net of an allowance for credit losses, were $210.3 million, $155.7 million and $142.7 million, respectively. The following table summarizes the activity in the allowance for credit losses (in thousands):

	March 31, 2026	March 31, 2025
Balance at beginning of the year:	$1,137	$908
Reserve	2,279	1,408
Write offs, net of recoveries	(1,101)	(1,179)
Ending balance	$2,314	$1,137

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

	March 31, 2026	March 31, 2025
Balance at beginning of the year	$932	$548
Revenue recognized	(818)	(436)
New contracts and revenue added to existing contracts	1,430	820
Ending balance	$1,544	$932

21. SEGMENTS

As described in Note 1, we conduct our operations through three reportable segments:
•Contractor Solutions
•Specialized Reliability Solutions and
•Engineered Building Solutions

The following is a summary of the financial information of our reporting segments reconciled to the amounts reported in the consolidated financial statements (in thousands).

Year Ended March 31, 2026
(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$802,703	$159,954	$119,892	$1,082,549	$—	$1,082,549
Intersegment revenue	7,613	156	20	7,789	(7,789)	—
Cost of revenues	458,749	103,214	74,693	636,656	(7,789)	628,867
Selling, general, and administrative expenses	175,891	34,817	30,771	241,479	28,041	269,520
Impairment expense	—	—	15,627	15,627	—	15,627
Operating income	175,676	22,079	(1,179)	196,576	(28,041)	168,535
Depreciation and amortization	59,408	5,725	1,827	66,960	112	67,072
Capital expenditures	12,665	3,528	886	17,079	178	17,257

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fiscal quarter ended March 31, 2026, as discussed in Note 7, we recorded $13.6 million impairment expenses, net of tax, relating to goodwill, intangibles and long-lived assets, included in impairment expense, and additional expenses related to the Greco Canada Exit of $0.5 million and $1.0 million, net of tax, included in cost of revenues and selling, general and administrative expenses, respectively, for our Engineered Building Solutions segment.

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

In the fiscal quarter ended March 31, 2025, we recorded a $1.6 million increase in fair value of contingent consideration liability related to the PSP Products acquisition, net of tax, included in selling, general and administrative expenses, for our Contractor Solutions segment.

Year Ended March 31, 2024
(in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
Revenues, net to external customers	$528,641	$149,458	$114,741	$792,840	$—	$792,840
Intersegment revenue	7,853	155	—	8,008	(8,008)	—
Cost of revenues	286,203	95,894	68,006	450,103	(8,008)	442,095
Selling, general, and administrative expenses	106,746	31,453	28,031	166,230	23,889	190,119
Impairment expenses	1,508	—	—	1,508	—	1,508
Operating income	142,037	22,266	18,704	183,007	(23,889)	159,118
Depreciation and amortization	30,231	6,074	1,812	38,117	173	38,290
Capital expenditures	8,754	5,602	2,146	16,502	73	16,575
In the fiscal quarter ended March 31, 2024, we recorded a $1.1 million impairment relating to a trademark, net of tax, included in impairment expenses for our Contractor Solutions segment.

TOTAL ASSETS
(Amounts in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Subtotal - Reportable Segments	Eliminations and Other	Total
March 31, 2026	$2,046,280	$179,908	$69,178	$2,295,366	$21,318	$2,316,684
March 31, 2025	941,087	145,663	81,347	1,168,097	210,968	1,379,065
March 31, 2024	806,261	139,968	81,256	1,027,485	15,841	1,043,326

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information – We attribute revenues to different geographic areas based on the destination of the product or service delivery. Long-lived assets are classified based on the geographic area in which the assets are located. No individual country, except for the U.S., accounted for more than 10% of consolidated net revenues or total long-lived assets.

Revenues and long-lived assets by geographic area are as follows (in thousands, except percent data):

	Year Ended March 31,
	2026		2025		2024
U.S.	$968,626	89.5%	$771,018	87.8%	$703,282	88.7%
Non-U.S. (a)	113,923	10.5%	107,283	12.2%	89,558	11.3%
Revenues, net	$1,082,549	100.0%	$878,301	100.0%	$792,840	100.0%
(a) No individual country within this group represents 10% or more of consolidated totals for any period presented.

	Year Ended March 31,
	2026		2025		2024
U.S.	$1,702,636	98.6%	$748,303	95.2%	$672,887	94.5%
Non-U.S.	24,982	1.4%	37,901	4.8%	39,030	5.5%
Long-lived assets (a)	$1,727,618	100.0%	$786,204	100.0%	$711,918	100.0%
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

None.
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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2026, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026 as required by Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of March 31, 2026, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with guidance issued by the SEC, recently acquired businesses may be excluded from management's assessment of the effectiveness of the Company's internal control over financial reporting in the year of acquisition. Accordingly, management excluded Hydrotex and Aspen Manufacturing from management's assessment of the effectiveness of the Company's internal control over financial reporting from the November 5, 2025 and May 1, 2025 acquisition dates, respectively, and excluded total assets and total net revenues for Hydrotex and Aspen Manufacturing representing approximately 1%, 1%, 16% and 12%, respectively, of the Company's related consolidated financial statement amounts as of and for the year ended March 31, 2026. Based on this assessment, our management has concluded that as of March 31, 2026, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2026, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CSW Industrials, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CSW Industrials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2026, and our report dated May 26, 2026 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Aspen Manufacturing, a wholly-owned subsidiary, whose financial statements reflect total assets and net revenues constituting 16% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2026. As indicated in Management’s Report on Internal Control over Financial Reporting, Aspen Manufacturing was acquired during the fiscal year ended March 31, 2026. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Aspen Manufacturing.

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
May 26, 2026

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2026.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2026.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2026.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2026.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended March 31, 2026.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	45
CSW Industrials, Inc. Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2026 and 2025	47
For each of the three years in the period ended March 31, 2026:
Consolidated Statements of Operations	48
Consolidated Statements of Comprehensive Income	49
Consolidated Statements of Equity	50
Consolidated Statements of Cash Flows	51
Notes to Consolidated Financial Statements	52
(2) Financial Statement Schedules
None.
(3) Exhibits

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
2.1
Agreement and Plan of Merger, dated March 17, 2025, by and among RectorSeal, LLC, RS Acquisition Sub, LLC, Aspen Manufacturing, LLC and Michael Kutsch as Holder Representative. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 18, 2025)

2.2
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

10.5	CSW Industrials, Inc. 2024 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement dated July 1, 2024)+
10.6	Form of Employee Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on January 30, 2025)+
10.7	Form of Employee Time Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on January 30, 2025)+
10.8	Form of Employee Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on January 30, 2025) +
10.90	Form of Non-Employee Director Time Vested Restricted Share Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on January 30, 2025)+
10.10	CSW Industrials, Inc. Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016) +
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on May 23, 2024)
21.1*	List of subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on May 23, 2024)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Management contracts and compensatory plans required to be filed as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 26, 2026	CSW INDUSTRIALS, INC.

	By:	/s/ Joseph B. Armes
Joseph B. Armes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph B. Armes	Chief Executive Officer	May 26, 2026
Joseph B. Armes	(Principal Executive Officer)

/s/ James E. Perry	Chief Financial Officer	May 26, 2026
James E. Perry	(Principal Financial Officer)

/s/ Fang Wang	Chief Accounting Officer	May 26, 2026
Fang Wang	(Principal Accounting Officer)

/s/ Darron K. Ash	Director	May 26, 2026
Darron K. Ash

/s/ Michael R. Gambrell	Director	May 26, 2026
Michael R. Gambrell

/s/ Bobby Griffin	Director	May 26, 2026
Bobby Griffin

/s/ Terry L. Johnston	Director	May 26, 2026
Terry L. Johnston

/s/ Linda A. Livingstone	Director	May 26, 2026
Linda A. Livingstone, Ph.D.

/s/ Anne B. Motsenbocker	Director	May 26, 2026
Anne B. Motsenbocker

/s/ J. Kent Sweezey	Director	May 26, 2026
J. Kent Sweezey