Form 10-Q
period 2026-09-30
CSW INDUSTRIALS, INC.
filed 2026-10-29
CIK 1624794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 23, 2026, there were 16,292,144 shares of the issuer’s common stock outstanding.

CSW INDUSTRIALS, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2026 and 2025 (unaudited)	1
	Consolidated Balance Sheets as of September 30, 2026 and March 31, 2026 (unaudited)	3
	Consolidated Statements of Equity as of September 30, 2026 and 2025 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended September 30, 2026 and 2025 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 5.	Other Information	40
Item 6.	Exhibits	41
SIGNATURES		42

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenues, net	$361,435	$276,951	$712,085	$540,597
Cost of revenues	(209,511)	(157,766)	(402,800)	(305,970)
Gross profit	151,924	119,185	309,285	234,627
Selling, general and administrative expenses	(76,392)	(62,405)	(153,899)	(122,971)
Operating income	75,532	56,780	155,386	111,656
Interest expense, net	(12,464)	(1,320)	(25,194)	(2,341)
Other income (loss), net	44	8	(178)	536
Income before income taxes	63,112	55,468	130,014	109,851
Provision for income taxes	(15,225)	(14,654)	(32,347)	(27,867)
Net income	47,887	40,814	97,667	81,984
Less: Income attributable to redeemable noncontrolling interest	(545)	(158)	(566)	(403)
Net income attributable to CSW	$47,342	$40,656	$97,101	$81,581

Net income per share attributable to CSW
Basic	$2.91	$2.42	$5.95	$4.86
Diluted	$2.90	$2.41	$5.94	$4.84

Weighted average number of shares outstanding:
Basic	16,291	16,785	16,310	16,796
Diluted	16,333	16,842	16,349	16,852

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Net income	$47,887	$40,814	$97,667	$81,984
Other comprehensive income (loss):
Foreign currency translation adjustments	375	(1,254)	107	128
Cash flow hedging activity, net of taxes of $(868), $0, $(1,338) and $0, respectively	3,266	—	5,035	—
Pension and other postretirement effects, net of taxes of $(1), $(1), $(2) and $(1), respectively	3	2	6	4
Other comprehensive income (loss)	3,644	(1,252)	5,148	132
Comprehensive income	$51,531	$39,562	$102,815	$82,116
Less: Comprehensive income attributable to redeemable noncontrolling interest	(545)	(158)	(566)	(403)
Comprehensive income attributable to CSW	$50,986	$39,404	$102,249	$81,713

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except for per share amounts)	September 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$37,204	$33,799
Accounts receivable, net of allowance for expected credit losses of $2,577 and $2,314, respectively	215,113	210,264
Inventories, net	314,781	309,707
Prepaid expenses and other current assets	37,111	26,555
Assets held for sale	11,058	8,742
Total current assets	615,267	589,067
Property, plant and equipment, net of accumulated depreciation of $134,079 and $125,552, respectively	108,090	107,536
Goodwill	640,230	632,631
Intangible assets, net	872,623	900,051
Other assets	92,730	87,399
Total assets	$2,328,940	$2,316,684

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$104,489	$76,930
Accrued and other current liabilities	122,460	116,055
Current portion of long-term debt	29,458	29,458
Liabilities held for sale	5,041	4,478
Total current liabilities	261,448	226,921
Long-term debt	735,105	839,836
Retirement benefits payable	1,018	1,040
Other long-term liabilities	194,323	179,489
Total liabilities	1,191,894	1,247,286
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interest	19,555	18,989
Equity:
Common shares, $0.01 par value	179	178
Shares authorized – 50,000
Shares issued – 17,949 and 17,893, respectively
Preferred shares, $0.01 par value	—	—
Shares authorized (10,000) and issued (0)
Additional paid-in capital	531,827	520,076
Treasury shares, at cost (1,665 and 1,544 shares, respectively)	(294,780)	(257,704)
Retained earnings	886,214	798,956
Accumulated other comprehensive loss	(5,949)	(11,097)
Total equity	1,117,491	1,050,409
Total liabilities, redeemable noncontrolling interest and equity	$2,328,940	$2,316,684
See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2026	$178	$(257,704)	$520,076	$798,956	$(11,097)	$1,050,409
Share-based compensation	—	—	4,091	—	—	4,091
Stock activity under stock plans	1	(8,951)	—	—	—	(8,950)
Reissuance of treasury shares	—	1,254	3,981	—	—	5,235
Repurchase of common shares	—	(23,526)	—	—	—	(23,526)
Net income	—	—	—	49,759	—	49,759
Dividends	—	—	20	(4,930)	—	(4,910)
Other comprehensive income (loss), net of tax	—	—	—	—	1,504	1,504
Balance at June 30, 2026	$179	$(288,927)	$528,168	$843,785	$(9,593)	$1,073,612
Share-based compensation	—	—	3,633	—	—	3,633
Repurchase of common shares	—	(5,853)	—	—	—	(5,853)
Net income	—	—	—	47,342	—	47,342
Dividends	—	—	26	(4,913)	—	(4,887)
Other comprehensive income (loss), net of tax	—	—	—	—	3,644	3,644
Balance at September 30, 2026	$179	$(294,780)	$531,827	$886,214	$(5,949)	$1,117,491

(Amounts in thousands)	Common Stock	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2025	$177	$(122,125)	$501,286	$705,035	$(12,127)	$1,072,246
Share-based compensation	—	—	4,037	—	—	4,037
Stock activity under stock plans	1	(4,429)	—	—	—	(4,428)
Reissuance of treasury shares	—	1,105	3,754	—	—	4,859
Repurchase of common shares	—	(4,662)	—	—	—	(4,662)
Net income	—	—	—	40,925	—	40,925
Dividends	—	—	23	(4,556)	—	(4,533)
Other comprehensive income (loss), net of tax	—	—	—	—	1,384	1,384
Balance at June 30, 2025	$178	$(130,111)	$509,100	$741,404	$(10,743)	$1,109,828
Share-based compensation	—	—	3,591	—	—	3,591
Repurchase of common shares	—	(18,320)	—	—	—	(18,320)
Net income	—	—	—	40,656	—	40,656
Dividends	—	—	28	(4,564)	—	(4,536)
Other comprehensive income (loss), net of tax	—	—	—	—	(1,252)	(1,252)
Balance at September 30, 2025	$178	$(148,431)	$512,719	$777,496	$(11,995)	$1,129,967

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2026	2025
Cash flows from operating activities:
Net income	$97,667	$81,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,955	7,848
Amortization of acquisition-related intangible assets & inventory step-up	30,897	19,889
Amortization of deferred financing fees	616	499
Provision for inventory reserves	4,414	218
Provision for credit losses	468	249
Share-based compensation	7,724	7,628
Net loss on disposals of property, plant and equipment	400	208
Net pension benefit	38	33
Net deferred taxes	1,363	296
Changes in operating assets and liabilities:
Accounts receivable	(6,576)	11,685
Inventories	(11,046)	(10,129)
Prepaid expenses and other current assets	(7,856)	(5,679)
Other assets	222	176
Accounts payable and other current liabilities	43,700	7,298
Retirement benefits payable and other liabilities	63	264
Net cash provided by operating activities	171,049	122,467
Cash flows from investing activities:
Capital expenditures	(9,501)	(5,984)
Proceeds from sale of assets	183	54
Cash paid for acquisitions, net of cash received	(560)	(325,509)
Net cash used in investing activities	(9,878)	(331,439)
Cash flows from financing activities:
Borrowings on line of credit	88,779	138,394
Repayments of line of credit	(178,779)	(78,394)
Repayments on Term Loan A	(15,000)	—
Payments of deferred loan costs	—	(2,837)
Purchase of treasury shares	(42,182)	(26,073)
Payments of deferred and contingent considerations	(225)	(4,875)
Distributions to redeemable noncontrolling interest shareholder	—	(2,000)
Dividends	(9,797)	(9,074)
Net cash (used in) provided by financing activities	(157,204)	15,141
Effect of exchange rate changes on cash and equivalents	(562)	(543)
Net change in cash and cash equivalents	3,405	(194,374)
Cash and cash equivalents, beginning of period	33,799	225,845
Cash and cash equivalents, end of period	$37,204	$31,471

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and other current liabilities	$572	$405
Deferred consideration for acquisition	2,732	—
Leasehold improvements funded by tenant improvement allowance	1,238	—

See accompanying notes to consolidated financial statements.

CSW INDUSTRIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.ORGANIZATION AND OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

CSW Industrials, Inc. (the “Company,” “CSW,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), plumbing products, grilles, registers and diffusers, building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, general industrial, energy, rail transportation, mining and electrical. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Amrad®, Aspen ManufacturingTM, Balco®, Cover Guard®, Deacon®, Drain Guard®, Duckt-Strip®, Dust Free®, Falcon®, Greco®, Hydrotex®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, MARS®, Metacaulk®, No. 5®, OilSafe®, PF WaterWorksTM, ProAction Fluids®, PSP ProductsTM, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

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

Basis of Presentation

The consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (“Quarterly Report”), include all revenues, costs, assets and liabilities directly attributable to CSW and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our non-controlling 50% investment in a variable interest entity (“VIE”) for which we have determined that we are the primary beneficiary and therefore have consolidated into our financial statements. All significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of CSW’s financial position as of September 30, 2026, and the results of operations for the three and six month periods ended September 30, 2026 and 2025. All adjustments are of a normal, recurring nature.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in CSW’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”).

Accounting Policies

We have consistently applied the accounting policies described in our Annual Report in preparing these consolidated financial statements, except for the accounting policy for purchased transferable tax credits described below.

Transferable Tax Credits - The Company accounts for purchased transferable income tax credits under ASC 740, “Income Taxes”. We recognize purchased transferable tax credits at their face amount and record the difference between the face amount and purchase price as a deferred credit. The deferred credit is recognized as a reduction of income tax expense as the related tax credits are utilized. Purchased transferable tax credits are presented as a reduction of current income taxes payable to the extent of the related current income tax liability, with any excess presented as prepaid income taxes or deferred tax assets.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026 with early adoption permitted should be applied prospectively. The amendments will be effective for our Form 10-K for fiscal 2028 and our Form 10-Q for the first quarter of 2028. We are currently evaluating the impact this ASU may have on our financial statement disclosures.

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

2. ACQUISITIONS

Dusk Acquisition Corporation

On November 4, 2025, we acquired 100% of the equity interests of Dusk Acquisition Corporation and its wholly owned subsidiaries, Motors & Armatures, LLC and HVAC South, LLC (together, “MARS Parts”), based in Hauppauge, New York, for an aggregate purchase price of $658.1 million (including $6.0 million of cash acquired), comprised of cash consideration of $650.0 million, estimated cash on balance sheet at closing of $4.1 million, and contingent considerations initially valued at $4.0 million based on MARS Parts meeting defined financial targets over a period of one year. The cash consideration was funded with a combination of the TLA (as defined in Note 8) and borrowings under our existing RCF (as defined in Note 8). As of the acquisition date, the estimated fair value of the contingent consideration was classified as a current liability of $4.0 million, which was determined using an option pricing model simulation that determines an average projected payment value across numerous iterations. MARS Parts was one of the largest providers of HVAC/R parts and supplies in North America, and a leading provider of motors and capacitors. With a product mix more heavily focused on repair versus replacement, we expect products of MARS Parts will strategically complement our current HVAC/R end market, which traditionally has been more focused on new unit installations and replacements.

The MARS Parts acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). Pursuant to Topic 805, the Company allocated the MARS Parts purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, November 4, 2025. The excess of the purchase price over those fair values was recorded to goodwill. The Company’s evaluation of the facts and circumstances available as of November 4, 2025, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, is ongoing. The primary areas of preliminary purchase accounting price allocation subject to changes relate to the valuation of working capital and property, plant and equipment, and deferred tax balances. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the Company's best initial estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

	Initial Fair Value	Measurement Period Adjustments	Updated Fair Value
Cash	$5,973	$8	$5,981
Accounts Receivable	16,296	19	16,315
Inventory	54,520	(2,167)	52,353
Income Tax Receivable	1,934	1,028	2,962
Other Current Assets	1,606	12	1,618
Property, Plant and Equipment	6,644	—	6,644
Trade Name (indefinite life)	45,000	(8,000)	37,000
Customer Lists (useful life of 15 years)	349,000	5,000	354,000
Right-Of-Use Assets	5,205	—	5,205
Other Long-Term Assets	635	—	635
Accounts Payable	(7,645)	(2,776)	(10,421)
Accrued and Other Current Liabilities	(10,729)	1,956	(8,773)
Lease Liabilities - Short-Term	(1,341)	—	(1,341)
Deferred Tax Liabilities	(60,679)	1,381	(59,298)
Contingency Reserve	—	(324)	(324)
Lease Liabilities - Long-Term	(3,864)	—	(3,864)
Estimated fair value of net assets acquired	402,555	(3,863)	398,692
Goodwill	264,981	(5,537)	259,444
Total Purchase Price	$667,536	$(9,400)	$658,136

Goodwill of $259.4 million represents the excess of the purchase price over the fair value of the underlying tangible and intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value expected to be obtained from expanding the Company’s product offerings more broadly across the HVAC/R end market. The goodwill recorded as part of this acquisition is included in the Contractor Solutions segment. The Company has assumed the seller’s tax basis in goodwill ($120.0 million) and intangible assets ($142.5 million), which will continue to be amortized over the remaining tax life of 14 years.

MARS Parts activity is currently included in our Contractor Solutions segment. During the year ended March 31, 2026, the Company incurred $3.5 million of transaction expenses in connection with the MARS Parts acquisition. Transaction expenses are included in selling, general and administrative expenses in the Consolidated Statement of Income under the Contractor Solutions and Other segments.

Aspen Manufacturing, LLC

On May 1, 2025, we acquired 100% of the equity interests of Aspen Manufacturing, LLC (“Aspen Manufacturing”), based in Humble, Texas, for an aggregate purchase price of $327.6 million (including $2.3 million cash acquired), comprised of cash consideration of $313.5 million and working capital adjustments of $14.1 million. The cash consideration was funded with cash on hand and borrowings under our existing RCF. Aspen Manufacturing was one of the largest independent evaporator coil and air handler manufacturers for the HVAC/R industry, recognized as a leader in product quality and indoor comfort. Aspen Manufacturing’s current product suite includes a vast range of high-quality residential and light commercial evaporator coils, blowers, and air handling units for single-family, multi-family, and manufactured homes.

The Aspen Manufacturing acquisition was accounted for as a business combination under Topic 805. Pursuant to Topic 805, the Company allocated the Aspen Manufacturing purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, May 1, 2025. The excess of the purchase price over those fair values was recorded to goodwill. During the three months ended June 30, 2026, the Company completed the evaluation of the facts and circumstances available as of May 1, 2025, to assign fair values to assets acquired and liabilities assumed. The following table summarizes the Company’s final estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

	Initial Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$2,289	$—	$2,289
Accounts Receivable	15,253	(202)	15,051
Inventory	30,851	311	31,162
Other Current Assets	150	—	150
Property, Plant and Equipment	7,916	—	7,916
Trade Name (indefinite life)	22,000	—	22,000
Customer Lists (useful life of 15 years)	165,000	—	165,000
Right-Of-Use Assets	11,855	—	11,855
Long-Term Indemnity Asset	400	607	1,007
Other Long-Term Assets	—	2,031	2,031
Accounts Payable	(5,459)	—	(5,459)
Accrued and Other Current Liabilities	(8,943)	(257)	(9,200)
Lease Liabilities - Short-Term	(1,019)	—	(1,019)
Lease Liabilities - Long-Term	(10,836)	—	(10,836)
Contingency Reserve	(400)	(622)	(1,022)
Other Long-Term Liabilities	(3,600)	—	(3,600)
Estimated fair value of net assets acquired	225,457	1,868	227,325
Goodwill	100,421	(173)	100,248
Total Purchase Price	$325,878	$1,695	$327,573

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

Aspen Manufacturing activity is currently included in our Contractor Solutions segment. During the years ended March 31, 2026 and 2025, the Company incurred $0.4 million and $1.1 million, respectively, of transaction expenses in connection with the Aspen Manufacturing acquisition. Transaction expenses are included in selling, general and administrative expenses in the Consolidated Statement of Income under the Contractor Solutions and Other segments.

Joyce Sales Group, LLC and Copper2Glass, LLC

On March 12, 2026, we acquired certain assets of Joyce Sales Group, LLC and Copper2Glass, LLC (together, “Duckt-Strip”), based in Auburn, New Hampshire for cash consideration of $21.0 million, which was funded with borrowings under our existing RCF. Duckt-Strip products comprise a differentiated, code‑compliant electrical cable solutions purpose‑built for ductless HVAC/R systems. During the year ended March 31, 2026, we incurred $0.1 million in transaction expenses in connection with the Duckt-Strip acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Income under the Contractor Solutions segment.

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

ProAction Fluids, LLC

On November 20, 2025, we acquired certain assets of ProAction Fluids, LLC (“ProAction Fluids”), based in Shreveport, Louisiana for cash consideration of $9.5 million, which was funded with borrowings under our existing RCF. The ProAction Fluids products comprise performance-tested drilling fluids, lubricants, sealants, and compounds for the horizontal directional drilling market that expand upon, and are complementary to, our existing general industrial product portfolio. During the year ended March 31, 2026, we incurred $0.2 million in transaction expenses in connection with the ProAction Fluids acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Income under the Specialized Reliability Solutions segment.

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

Hydrotex Holdings, Inc.

On November 5, 2025, we acquired certain assets of Hydrotex Holdings, Inc. (“Hydrotex”), based in Dallas, Texas for an aggregate purchase price of $17.0 million, comprised of cash consideration of $17.0 million and estimated working capital true-up adjustment of less than $0.1 million. The cash consideration was funded with borrowings under our existing RCF. The Hydrotex products comprise high-performance lubricants designed to enhance operational efficiency, reduce equipment wear, and extend service life that expand upon, and are complementary to, our existing general industrial products portfolio. During the year ended March 31, 2026, we incurred $0.5 million in transaction expenses in connection with the Hydrotex acquisition, which were included in selling, general and administrative expenses in the Consolidated Statements of Income under the Specialized Reliability Solutions segment.

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

	September 30, 2026	March 31, 2026
Cash	$4,814	$4,628
Accounts receivable, net	9,957	9,417
Inventories, net	4,619	4,997
Prepaid expenses and other current assets	2,333	2,033
Property, plant and equipment, net	13,850	14,228
Intangible assets, net	3,644	4,049
Other assets	652	725
Total assets	$39,869	$40,077

Accounts payable	$6,072	$7,250
Accrued and other current liabilities	2,203	2,247
Other long-term liabilities	680	786
Total liabilities	$8,955	$10,284

During the three and six months ended September 30, 2026, the Whitmore JV generated net income of $1.1 million and $1.1 million, respectively.

The Whitmore JV’s LLC Agreement contains a put option that gives either member the right to sell its 50% equity interest in the Whitmore JV to the other member at a dollar amount equivalent to 90% of the initiating member’s equity interest determined based on the fair market value of the Whitmore JV’s net assets. This put option can be exercised, at either member’s discretion, by providing written notice to the other member during the month of July 2024 and every two years thereafter. No put option notice was provided by either member as of the date of this filing. This redeemable noncontrolling interest is recorded at the higher of the redemption value or carrying value each reporting period. Changes in redeemable noncontrolling interest for the six-month period ended September 30, 2026 and 2025 were as follows (in thousands):

	September 30, 2026	September 30, 2025
Balance at beginning of the fiscal year	$18,989	$20,187
Net income attributable to redeemable noncontrolling interest	566	403
Distributions to redeemable noncontrolling interest shareholder	—	(2,000)
Ending balance	$19,555	$18,590

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2026	March 31, 2026
Raw materials and supplies	$134,486	$119,622
Work in process	5,754	4,823
Finished goods	193,153	203,500
Total inventories	333,393	327,945
Less: Obsolescence reserve	(18,612)	(18,238)
Inventories, net	$314,781	$309,707

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

During the quarter ended March 31, 2026, the Company committed to a plan to pursue a sale of the Greco US business, which was available for immediate sale in its present condition, and the Company initiated an active program to locate a buyer. Management believes a sale is probable within twelve months of March 31, 2026 at a price that is reasonable in relation to the current estimated fair value. Accordingly, the Greco US asset group has been classified as held for sale since March 31, 2026 in accordance with ASC 360-10-45-9 and is carried at the lower of carrying amount or estimated fair value less costs to sell. The Company has determined that the disposal does not represent a strategic shift that has, or will have, a major effect on the Company’s operations or financial results. Accordingly, the Greco US business has not been classified as a discontinued operation under ASC 205-20, and the results of operations attributable to these assets continue to be reflected within the Engineered Building Solutions segment for all periods presented.

The revenue and pre-tax income (loss) attributable to the Greco US business included in continuing operations were $2.9 million and $(0.7) million, respectively, for the three months ended September 30, 2026; and $4.6 million and less than $0.1 million, respectively, for the three months ended September 30, 2025. The revenue and pre-tax income (loss) attributable to the Greco US business included in continuing operations were $6.0 million and $(1.5) million, respectively, for the six months ended September 30, 2026; and $10.0 million and $0.3 million, respectively, for the six months ended September 30, 2025.

The carrying amounts of the assets and liabilities of the Greco US business classified as held for sale in our Consolidated Balance Sheet were as follows:

(Amounts in thousands)	September 30, 2026	March 31, 2026
Accounts receivable, net	$4,751	$3,733
Inventories, net	3,686	2,251
Prepaid expenses and other current assets	378	373
Right-of-use lease assets	2,243	2,385
Total assets held for sale	$11,058	$8,742

Accounts payable	$1,383	$566
Accrued and other current liabilities	1,305	1,869
Operating lease liabilities	2,353	2,043
Total liabilities held for sale	$5,041	$4,478

During the quarter ended March 31, 2026, in conjunction with the plan to sell the Greco US business as discussed above, the Company committed to the strategic exit of the Greco Canada business (the “Greco Canada Exit”). The costs for the Greco Canada Exit primarily included employee severance and termination costs, as well as additional reserves related to accounts receivable and inventory. We recognized $0.4 million and $2.1 million of expenses, as a result of this initiative during the six months ended September 30, 2026 and year ended March 31, 2026, respectively, which are included in the selling, general, and administrative expenses line ($0.1 million and $0.7 million, respectively) and cost of revenues line ($0.3 million and $1.4 million respectively) in our Consolidated Statements of Income. As of September 30, 2026, we expect to incur approximately $1.0 million to $1.5 million of additional expenses related to the Greco Canada Exit.

The revenue and pre-tax income (loss), excluding the Greco Canada Exit related expenses, attributable to the Greco Canada business included in continuing operations were $2.8 million and less than $0.1 million, respectively, for the three months ended September 30, 2026 and $5.2 million and less than $(0.1) million, respectively, for the three months ended September 30, 2025. The revenue and pre-tax income (loss), excluding the Greco Canada Exit related expenses, attributable to the Greco Canada business included in continuing operations were $5.3 million and $(0.3) million, respectively, for the six months ended September 30, 2026 and $9.8 million and less than $(0.1) million, respectively, for the six months ended September 30, 2025.

6. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of September 30, 2026 and March 31, 2026 were as follows (in thousands):

	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Balance at March 31, 2026	$596,926	$19,145	$16,560	$632,631
MARS Parts acquisition measurement period adjustments	7,828	—	—	7,828
Aspen Manufacturing acquisition measurement period adjustment	(245)	—	—	(245)
Currency translation	6	10	—	16
Balance at September 30, 2026	$604,515	$19,155	$16,560	$640,230

The following table provides information about our intangible assets (in thousands, except years):

		September 30, 2026		March 31, 2026
	Weighted Avg Life (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Patents	10	$20,808	$(11,896)	$17,785	$(11,312)
Customer lists and amortized trademarks	15	922,946	(195,619)	922,925	(165,943)
Non-compete agreements	6	1,000	(902)	1,000	(814)
Other	10	6,452	(3,637)	6,453	(3,514)
		$951,206	$(212,054)	$948,163	$(181,583)
Trade names and trademarks not being amortized:		$133,471	$—	$133,471	$—

Amortization expenses for the three and six months ended September 30, 2026 were $15.3 million and $30.6 million, respectively. Amortization expenses for the three and six months ended September 30, 2025 were $9.5 million and $17.9 million, respectively. Of these amounts, cost of revenues includes $0.3 million and $0.6 million, respectively, for the three and six months ended September 30, 2026 and $0.2 million and $1.7 million for the three and six months ended September 30, 2025, respectively. The following table shows the estimated future amortization for intangible assets, as of September 30, 2026, for the remainder of the current fiscal year and the next four fiscal years ending March 31 (in thousands):

2027	$30,548
2028	60,521
2029	60,388
2030	60,067
2031	59,953
Thereafter	467,675
Total	$739,152

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

The 2024 Plan provides for the issuance of up to 850,000 shares of CSW common stock (less any shares granted pursuant to awards under the 2015 Plan prior to the 2024 Plan Registration) through the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units or other share-based awards, to eligible participants. As of September 30, 2026, 763,240 shares were reserved and available for issuance under the 2024 Plan.

We recorded share-based compensation expense as follows for the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Share-based compensation expense	$3,633	$3,591	$7,724	$7,628
Related income tax benefit (a)	(908)	(898)	(1,931)	(1,907)
Net share-based compensation expense	$2,725	$2,693	$5,793	$5,721
(a) Income tax benefit is estimated using the statutory rate.

Restricted share activity was as follows:

	Six Months Ended September 30, 2026
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2026:	173,475	$236.56
Granted (a)	47,808	396.85
Vested (a)	(88,804)	179.96
Canceled	(636)	262.91
Outstanding at September 30, 2026	131,843	$293.82
(a) Including incremental shares delivered to grant recipients as a result of performance-based awards vesting in excess of target (100%).

During the restriction period, the holders of restricted shares are entitled to vote and receive dividends. Unvested restricted shares outstanding as of September 30, 2026 and 2025 included 64,605 and 82,285 shares (at target), respectively, with performance-based vesting provisions, and a vesting range of 0%-250% based on pre-defined performance targets with market conditions.  Performance-based awards accrue dividend equivalents, which are settled upon (and to the extent of) vesting of the underlying award and do not have the right to vote until vested. Performance-based awards are earned upon the achievement of objective performance targets and are payable in common shares.  Compensation expense is calculated based on the fair market value as determined by a Monte Carlo simulation and is recognized over a 36-month cliff vesting period. We granted no awards with performance-based vesting provisions during the three months ended September 30, 2026 and 2025. We granted 19,440 and 16,982 awards with performance-based vesting provisions during the six months ended September 30, 2026 and 2025, respectively, with a vesting range of 0%-250%.

At September 30, 2026, we had unrecognized compensation cost related to unvested restricted shares of $18.9 million, which will be amortized into net income over the remaining weighted average vesting period of approximately 1.9 years. The total fair value of restricted shares granted during the three months ended September 30, 2026 and 2025 was $0.8 million and $0.9 million, respectively. The total fair value of restricted shares granted during the six months ended September 30, 2026 and 2025 was $8.8 million and $8.2 million, respectively. The total fair value of restricted shares vested during the three months ended September 30, 2026 and 2025 was $1.1 million and $0.7 million, respectively. The total fair value of restricted shares vested during the six months ended September 30, 2026 and 2025 was $24.3 million and $12.5 million, respectively.

8. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2026	March 31, 2026
Revolving Credit Facility, interest rate of 5.85% and 5.42% (a)	$189,000	$279,000
Senior Secured Term Loan A, interest rate of 5.90% and 5.42% (a)	577,500	592,500
Total debt, gross	766,500	871,500
Less: Deferred TLA financing costs, net of amortization	(1,937)	(2,206)
Less: Current portion	(29,458)	(29,458)
Long-term debt, net	$735,105	$839,836
(a) Represents the interest rate effective on September 30, 2026 and March 31, 2026, excluding the impact from the interest rate swap discussed in Note 10.

Revolving Credit Facility

As discussed in Note 9 to our consolidated financial statements included in our Annual Report, on May 2, 2025, we entered into a Third Amended and Restated Credit Agreement (the “Third Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders, issuing banks and swingline lender party thereto. The Third Credit Agreement provides for a $700.0 million Revolving Credit Facility (“RCF”) that contains a $30.0 million sublimit for the issuance of letters of credit, a $15.0 million sublimit for swingline loans and an additional accordion feature of $250 million. The Third Credit Agreement was scheduled to mature on May 2, 2030. The Company incurred a total of $2.8 million in financing fees, including underwriting fees, which will be amortized over the life of the Third Credit Agreement. The deferred financing fees are recorded in our consolidated balance sheets in other assets. Borrowings under the Third Credit Agreement bear interest at either base rate plus between 0.25% to 1.5% or the adjusted term SOFR rate plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. The base rate is described in the Third Credit Agreement as the highest of (i) the Federal Reserve Bank of New York effective rate plus 0.50%, (ii) the prime rate quoted by The Wall Street Journal, and (iii) the one-month adjusted term SOFR rate plus 1.00%. We pay a commitment fee between 0.15% to 0.4% based on the Company’s leverage ratio for the unutilized portion of this facility. Interest and commitment fees are payable monthly and quarterly, respectively, and the outstanding principal balance is due at the maturity date. The Third Credit Agreement is secured by a first priority lien on substantially all tangible and intangible assets and stock issued by the Company and its material domestic subsidiaries, subject to specified exceptions, and 65% of the voting equity interests in its first-tier foreign subsidiaries.

On November 4, 2025, we entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders, issuing banks and swingline lender party thereto. The Fourth Credit Agreement, among other things, provides for: (i) the continuation of the existing RCF in the aggregate principal committed amount of up to $700.0 million; (ii) the extension of the maturity date of the RCF until November 4, 2030; and (iii) the establishment of a new senior secured term loan “A” credit facility (the “TLA”) in an aggregate principal amount of up to $600.0 million, and having a maturity date of November 4, 2030.

During the six months ended September 30, 2026, we borrowed $88.8 million and repaid $178.8 million under the RCF. As of September 30, 2026 and March 31, 2026, we had $189.0 million and $279.0 million, respectively, in our outstanding balance, which resulted in borrowing capacity under the RCF of $511.0 million and $419.7 million (net of credit utilization), respectively. The financial covenants contained in the RCF require the maintenance of a maximum leverage ratio of 3.50 to 1.00, subject to a temporary increase to 4.00 to 1.00 for 18 months following the consummation of permitted acquisitions with consideration in excess of certain threshold amounts set forth in the RCF. The RCF Agreement also requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00, the calculations and terms of which are defined in the RCF Agreement. Covenant compliance is tested quarterly, and we were in compliance with all covenants as of September 30, 2026.

Senior Secured Term Loan A

On November 4, 2025, we entered into a Fourth Credit Agreement, as aforementioned, which established the TLA to finance a portion of the purchase price of the MARS Parts acquisition (including payment of related fees, premiums, expenses and other transaction costs) as discussed in Note 2. The Company incurred a total of $2.4 million in financing fees, including underwriting fees, which will be amortized over the life of the Fourth Credit Agreement. The deferred financing fees are recorded in our consolidated balance sheets in long-term debt and the current portion of long-term debt. The TLA amortizes in equal quarterly installments of 1.25% of the initial aggregate principal amount of the TLA or $7.5 million, with the total outstanding balance due in full on maturity of November 4, 2030. Borrowings under the TLA bear interest at either base rate plus between 0.25% to 1.5% or the adjusted term SOFR rate plus between 1.25% to 2.5%, based on the Company’s leverage ratio calculated on a quarterly basis. Interest is payable monthly. As of September 30, 2026 and March 31, 2026, we had $577.5 million and $592.5 million, respectively, in principal amount outstanding under the TLA.

Interest payments on the first $300.0 million borrowing under the TLA are hedged under an interest rate swap agreement as described in Note 10.

Future Minimum Debt Payments

Future minimum debt payments are as follows for the years ending March 31 (in thousands):

2027 (excluding the six months ended September 30, 2026)	$15,000
2028	30,000
2029	30,000
2030	30,000
2031	661,500
Total	$766,500

9. LEASES

We have operating leases for manufacturing facilities, offices, warehouses, vehicles and certain equipment. Our leases have remaining lease terms of 1 year to 21 years, some of which include escalation clauses and/or options to extend or terminate the leases. We have immaterial financing lease arrangements.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Components of Operating Lease Expense
Operating lease expense (a)	$4,825	$4,011	$9,498	$7,950
Short-term lease expense	97	61	197	288
Total operating lease expense	$4,922	$4,072	$9,695	$8,238
(a) Included in cost of revenues and selling, general and administrative expenses

(in thousands)	September 30, 2026	March 31, 2026
Operating Lease Assets and Liabilities
Right-of-use assets, net (b)	$72,199	$68,617
Assets of business held for sale	2,243	2,385

Short-term lease liabilities (c)	$13,270	$13,622
Long-term lease liabilities (c)	65,253	61,862
Liabilities of business held for sale	2,353	2,398
Total operating lease liabilities	$80,876	$77,882
(b) Included in other assets
(c) Included in accrued and other current liabilities and other long-term liabilities

	Six Months Ended September 30,
(in thousands)	2026	2025
Supplemental Cash Flow
Cash paid for amounts included in the measurement of operating lease liabilities (d)	$9,051	$8,034
Right-of-use assets obtained in exchange for new operating lease liabilities	10,444	868
(d) Included in our Consolidated Statements of Cash Flows under operating activities in net income and accounts payable and other current liabilities

Other Information for Operating Leases
Weighted average remaining lease term (in years)	6.42	6.87
Weighted average discount rate	5.9%	5.7%

Maturities of operating lease liabilities were as follows (in thousands):
Year Ending March 31, 2027 (excluding the six months ended September 30, 2026)	$8,581
2028	17,806
2029	16,618
2030	14,262
2031	10,795
Thereafter	30,464
Total lease liabilities	98,526
Less: Imputed interest	(17,650)
Present value of lease liabilities	$80,876

10. DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

We enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. All interest rate swaps are highly effective.

On November 4, 2025, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $300.0 million of borrowings under the TLA, as discussed in Note 8. The interest rate swap fixed the one-month SOFR rate at 3.42% for the first $300.0 million borrowing under our TLA and is scheduled to expire on October 31, 2028. As of September 30, 2026 and 2025, we had $300.0 million and no notional amount, respectively, outstanding designated as an interest rate swap with third parties. At September 30, 2026, the maximum remaining length of the interest rate swap contract was approximately 2.1 years. The fair value of the interest rate swap designated as a hedging instrument is summarized below (in thousands):

	September 30, 2026	March 31, 2026
Current derivative asset	$2,733	$761
Non-current derivative asset	4,848	447

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

11. EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share for the three and six months ended September 30, 2026 and 2025 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$47,887	$40,814	$97,667	$81,984
Less: Net income attributable to redeemable noncontrolling interest	(545)	(158)	(566)	(403)
Net income attributable to CSW	$47,342	$40,656	$97,101	$81,581

Weighted average shares:
Common stock	16,244	16,700	16,259	16,710
Participating securities	47	85	51	86
Denominator for basic earnings per common share	16,291	16,785	16,310	16,796
Potentially dilutive securities	42	57	39	56
Denominator for diluted earnings per common share	16,333	16,842	16,349	16,852

Net income per share attributable to CSW:
Basic	$2.91	$2.42	$5.95	$4.86
Diluted	$2.90	$2.41	$5.94	$4.84

12. SHAREHOLDERS’ EQUITY

Common Stock

	September 30, 2026		September 30, 2025
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance at beginning of the fiscal year	17,893,059	1,543,791	17,809,590	1,026,941
Vesting of performance shares and restricted stock units	53,803	20,281	40,167	14,966
Reissuance of treasury shares	—	(19,079)	—	(15,539)
Restricted stock awards activities	1,884	12,394	1,827	—
Share repurchases	—	107,598	—	88,450
Ending balance	17,948,746	1,664,985	17,851,584	1,114,818

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

Under the current $250.0 million repurchase program, a total of 19,628 and 107,598 shares were repurchased during the three and six months ended September 30, 2026 for $5.8 million and $29.3 million, respectively. A total of 72,911 and 88,450 shares were repurchased during the three and six months ended September 30, 2025 for $18.3 million and $23.0 million, respectively.

In connection with the vesting of share awards, 0 and 32,675 shares for $0.0 million and $9.0 million, respectively, were tendered by employees to satisfy minimum tax withholding requirements during the three and six months ended September 30, 2026, respectively. 0 and 14,966 shares for $0.0 million and $4.4 million, respectively, were tendered by employees to satisfy minimum tax withholding requirements during the three and six months ended September 30, 2025, respectively.

Dividends

On April 11, 2025, we announced a quarterly dividend increase to a rate of $0.27 per share, which was subsequently increased to a rate of $0.30 on April 2, 2026. Total dividends of $9.8 million and $9.1 million were paid during the six months ended September 30, 2026 and 2025, respectively.

On October 16, 2026, we announced a quarterly dividend of $0.30 per share payable on November 13, 2026 to shareholders of record as of October 30, 2026. Any future dividends at the existing $0.30 per share quarterly rate or otherwise will be reviewed individually and declared by our Board of Directors in its discretion.

13. FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, net and accounts payable approximate their fair values at September 30, 2026 and March 31, 2026 due to their short-term nature. Cash equivalents generally consist of money market funds invested with a reputable and highly diversified global bank in instruments issued or guaranteed by the U.S. Treasury. The fair value of these cash equivalents is based on quoted market price, which is a Level I input. The fair value of the interest rate swap contract (as discussed in Note 10) is determined using Level II inputs.  The carrying value of our debt (discussed in Note 8) approximates fair value as it bears interest at floating rates.

The long-term investments with no readily determinable fair value are measured using the alternative for fair value and the investment’s carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. As of September 30, 2026 and March 31, 2026, the long-term investments reported in the balance sheets were $7.3 million and $7.3 million, respectively.

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

The fair value of the contingent consideration liability related to acquisitions is determined using either a scenario-based analysis on forecasted future results or an option pricing model simulation that determines an average projected payment value across numerous iterations. The contingent consideration liability is recorded at fair value on the acquisition date and is remeasured quarterly based on the then assessed fair value. The increases or decreases in the fair value of the contingent consideration can result from changes in future operations, forecasted revenue and assumed discount rates. The fair value measurement is based on significant inputs that are not observable in the market and is classified as Level III under the fair value hierarchy. As of September 30, 2026 and March 31, 2026, the contingent consideration liabilities, reported in our consolidated balance sheets in accrued and other current liabilities and other long-term liabilities, were $16.7 million and $16.7 million, respectively.

The following table presents the fair values of the Company’s assets and liabilities measured on a recurring basis:

	September 30, 2026		March 31, 2026
(Amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Significant Other Observable Inputs (Level II)
Interest rate swap	$7,581	$7,581	$1,208	$1,208

Unobservable Inputs (Level III)
Acquisition-related contingent consideration liabilities	16,655	16,655	16,655	16,655

The following table presents the changes in the estimated fair values of the Company’s contingent consideration liabilities measured using significant unobservable inputs (Level III):

(Amounts in thousands)	September 30, 2026	September 30, 2025
Balance at beginning of the fiscal year:	$16,655	$24,385
Cash payments	—	(4,650)
Ending balance	$16,655	$19,735

14. CONTINGENCIES

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business.  There are no matters pending, whether individually or in the aggregate, that we currently believe have a reasonable possibility of having a material impact to our business, consolidated financial position, results of operations or cash flows.

Prior to September 22, 2026, we were contingently liable in connection with a $1.3 million surety bond associated with our performance under an agreement with a logistics service provider. The letter of credit collateralizing this bond was issued under our RCF (as defined in Note 8) and reduced the available borrowing capacity. We recorded no liability for this contingency, as the likelihood of having to perform under the letter of credit was remote. The letter of credit was terminated in September 2026.

As of September 30, 2026, the Company had an outstanding commitment to purchase approximately $20.0 million of additional transferable federal energy tax credits before the end of fiscal 2027. The Company expects to utilize the credits to satisfy U.S. federal income tax liabilities for fiscal 2027.

15. INCOME TAXES

For the three months ended September 30, 2026, we earned $63.1 million from operations before taxes and recognized income tax expenses of $15.2 million, resulting in an effective tax rate of 24.1%. For the six months ended September 30, 2026, we earned $130.0 million from operations before taxes and recognized income tax expenses of $32.3 million, resulting in an effective tax rate of 24.9%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2026 primarily due to state income tax (net of federal benefit), executive compensation limitations, and Net Controlled Foreign Corporation Tested Income (“NCTI”); offset by benefits of discounts on purchased energy tax credits, foreign tax credits, foreign-derived deduction-eligible income (“FDDEI”), and excess tax deductions related to equity compensation.

For the three months ended September 30, 2025, we earned $55.5 million from operations before taxes and recognized income tax expenses of $14.7 million, resulting in an effective tax rate of 26.4%. For the six months ended September 30, 2025, we earned $109.9 million from operations before taxes and recognized income tax expenses of $27.9 million, resulting in an effective tax rate of 25.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2025 primarily due to state income tax (net of federal benefit), executive compensation limitations, and NCTI; offset by adjustment to tax payable, foreign tax credits, excess tax deductions related to equity compensation and FDDEI.

The Company expects $6.3 million of reserves for uncertain tax positions to either be settled or expire within the next 12 months as the statutes of limitations expire. We are under examination by the state of New York for the fiscal years ended March 31, 2024 through March 31, 2025. We have not been notified of any material adjustments.

The Organization for Economic Cooperation and Development introduced a framework under Pillar Two, which includes a global minimum tax rate of 15% applied on a country-by-country basis for companies with global revenues and profits above certain thresholds. The Company is subject to Pillar Two effective for the fiscal year beginning April 1, 2026 as we met the threshold. Based on the analysis performed as of September 30, 2026, the Company does not expect a material impact from Pillar Two, as the effective tax rates in the jurisdictions in which we operate that have enacted Pillar Two legislation exceed the 15% minimum rate. The Company will continue to monitor legislative developments and evaluate any potential impact on the consolidated financial statements.

16. OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended September 30,
	2026	2025
Currency translation adjustments:
Balance at beginning of period	$(12,217)	$(10,638)
Adjustments for foreign currency translation	375	(1,254)
Balance at end of period	$(11,842)	$(11,892)

Interest rate swaps:
Balance at beginning of period	$2,724	$—
Unrealized gain, net of taxes of $(912) and $0, respectively (a)	3,430	—
Reclassification of gains included in interest expense, net of taxes of $44 and $0, respectively	(164)	—
Other comprehensive income	3,266	—
Balance at end of period	$5,990	$—

Defined benefit plans:
Balance at beginning of period	$(100)	$(105)
Amortization of net losses, net of taxes of $(1) and $(1), respectively (b)	3	2
Other comprehensive income	3	2
Balance at end of period	$(97)	$(103)

	Six Months Ended September 30,
	2026	2025
Currency translation adjustments:
Balance at beginning of period	$(11,949)	$(12,020)
Adjustments for foreign currency translation	107	128
Balance at end of period	$(11,842)	$(11,892)

Interest rate swaps:
Balance at beginning of period	$955	$—
Unrealized gains, net of taxes of $(1,419) and $0, respectively	5,337	—
Reclassification of gains included in interest expense, net of taxes of $80 and $0, respectively	(302)	—
Other comprehensive income (loss)	5,035	—
Balance at end of period	$5,990	$—

Defined benefit plans:
Balance at beginning of period	$(103)	$(107)
Amortization of net losses, net of taxes of $(2) and $(1), respectively (b)	6	4
Other comprehensive income (loss)	6	4
Balance at end of period	$(97)	$(103)
(a) Unrealized gain (loss) is reclassified to earnings as underlying cash interest settlements are made or received. We expect to recognize a gain of $2.2 million, net of deferred taxes, over the next twelve months related to the designated cash flow hedge based on its fair value at September 30, 2026.
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

17. REVENUE RECOGNITION

Refer to Note 20 to our consolidated financial statements included in our Annual Report for a description of our disaggregation of revenues. Disaggregation of revenues reconciled to our reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2026				Six Months Ended September 30, 2026
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$24,229	$24,229	$—	$—	$48,636	$48,636
Book-and-ship	283,604	49,458	4,144	337,206	557,199	97,599	8,651	663,449
Net revenues	$283,604	$49,458	$28,373	$361,435	$557,199	$97,599	$57,287	$712,085

	Three Months Ended September 30, 2025				Six Months Ended September 30, 2025
	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total
Build-to-order	$—	$—	$28,087	$28,087	$—	$—	$56,512	$56,512
Book-and-ship	206,278	38,764	3,822	248,864	401,253	75,540	7,292	484,085
Net revenues	$206,278	$38,764	$31,909	$276,951	$401,253	$75,540	$63,804	$540,597

As of September 30, 2026 and March 31, 2026, accounts receivable, net balances were $215.1 million and $210.3 million, respectively. As of September 30, 2025 and March 31, 2025, accounts receivable, net balances were $159.4 million and $155.7 million, respectively. The following table summarizes the activity in the allowance for credit losses (in thousands):

	September 30, 2026	September 30, 2025
Balance at beginning of the fiscal year:	$2,314	$1,137
Reserve	468	249
Write offs, net of recoveries	(205)	(551)
Ending balance	$2,577	$835

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

	September 30, 2026	September 30, 2025
Balance at beginning of the fiscal year:	$1,544	$932
Revenue recognized during the period	(1,048)	(606)
New contracts and revenue added to existing contracts during the period	459	783
Ending balance	$955	$1,109

18. SEGMENTS

As discussed in Note 21 to our consolidated financial statements in our Annual Report, we conduct our operations through three reportable segments:
•Contractor Solutions
•Specialized Reliability Solutions
•Engineered Building Solutions

The following is a summary of the financial information of our reportable segments reconciled to the amounts reported in the consolidated financial statements (in thousands).

	Three Months Ended September 30, 2026
(Amounts in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total Reportable Segments
Revenues, net to external customers	$283,604	$49,458	$28,373	$361,435
Intersegment revenue	2,186	51	—	2,237
Total segment revenues	285,790	49,509	28,373	363,672
Cost of revenues	(162,584)	(30,916)	(18,248)
Selling, general, and administrative expenses	(53,514)	(9,666)	(6,707)
Operating income	$69,692	$8,927	$3,418	$82,037
Depreciation & amortization	17,946	1,508	118	19,572
Capital expenditures	2,699	763	32	3,494
Total assets as of September 30, 2026	2,030,845	191,622	72,001	2,294,468

	Three Months Ended September 30, 2025
(Amounts in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total Reportable Segments
Revenues, net to external customers	$206,278	$38,764	$31,909	$276,951
Intersegment revenue	2,190	42	5	2,237
Total segment revenues	208,468	38,806	31,914	279,188
Cost of revenues	(114,424)	(25,845)	(19,734)
Selling, general, and administrative expenses	(40,669)	(7,868)	(7,349)
Operating income	$53,375	$5,093	$4,831	$63,299
Depreciation & amortization	12,555	1,347	440	14,342
Capital expenditures	2,398	409	273	3,080
Total assets as of September 30, 2025	1,272,563	143,642	85,274	1,501,479

	Six Months Ended September 30, 2026
(Amounts in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total Reportable Segments
Revenues, net to external customers	$557,199	$97,599	$57,287	$712,085
Intersegment revenue	4,599	104	24	4,727
Total segment revenues	561,798	97,703	57,311	716,812
Cost of revenues	(311,122)	(60,572)	(35,833)
Selling, general, and administrative expenses	(105,968)	(20,151)	(13,486)
Operating income	$144,708	$16,980	$7,992	$169,680
Depreciation & amortization	36,558	3,012	236	39,806
Capital expenditures	6,340	2,603	66	9,009

	Six Months Ended September 30, 2025
(Amounts in thousands)	Contractor Solutions	Specialized Reliability Solutions	Engineered Building Solutions	Total Reportable Segments
Revenues, net to external customers	$401,253	$75,540	$63,804	$540,597
Intersegment revenue	3,955	73	5	4,033
Total segment revenues	405,208	75,613	63,809	544,630
Cost of revenues	(220,890)	(49,466)	(39,647)
Selling, general, and administrative expenses	(78,185)	(15,811)	(15,332)
Operating income	$106,133	$10,336	$8,830	$125,299
Depreciation & amortization	24,095	2,684	856	27,635
Capital expenditures	4,476	1,131	377	5,984

The following are reconciliations from total segment operating income to income before income taxes reported in the consolidated statements of income (in thousands).

	Three Months Ended September 30,
(Amounts in thousands)	2026	2025
Total segment operating income	$82,037	$63,299
Elimination of intersegment revenue	(2,237)	(2,237)
Elimination of cost of intersegment revenues	2,237	2,237
Eliminations and unallocated corporate selling, general and administrative expenses	(6,505)	(6,519)
Interest expense, net	(12,464)	(1,320)
Other income (loss), net	44	8
Income before income taxes	$63,112	$55,468

	Six Months Ended September 30,
(Amounts in thousands)	2026	2025
Total segment operating income	$169,680	$125,299
Elimination of intersegment revenue	(4,727)	(4,033)
Elimination of cost of intersegment revenues	4,727	4,033
Eliminations and unallocated corporate selling, general and administrative expenses	(14,294)	(13,643)
Interest expense, net	(25,194)	(2,341)
Other income (loss), net	(178)	536
Income before income taxes	$130,014	$109,851

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (the “Quarterly Report”), as well as our consolidated financial statements and related notes for the fiscal year ended March 31, 2026 included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”). This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future performance that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risk factors set forth in our Annual Report and in this Quarterly Report.

Overview

CSW Industrials, Inc. (the “Company,” “CSW,” “we,” “our” or “us”) is a diversified industrial growth company with a strategic focus on providing niche, value-added products in the end markets we serve. We operate in three business segments: Contractor Solutions, Specialized Reliability Solutions and Engineered Building Solutions. Our products include mechanical products for heating, ventilation, air conditioning and refrigeration (“HVAC/R”), plumbing products, grilles, registers and diffusers, building safety solutions and high-performance specialty lubricants and sealants. End markets that we serve include HVAC/R, architecturally-specified building products, plumbing, general industrial, energy, rail transportation, mining and electrical. Our manufacturing operations are concentrated in the United States (“U.S.”), Vietnam and Canada, and we have distribution operations in the U.S., Australia, Canada and the United Kingdom (“U.K.”). Our products are sold directly to end users or through designated channels in over 100 countries around the world, primarily including the U.S., Canada, the U.K. and Australia.

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

Many of our products are used to protect the capital assets of our customers that are expensive to repair or replace and are critical to their operations. We have a source of recurring revenue from the maintenance, repair and overhaul and consumable nature of many of our products. We also provide some custom engineered products that strengthen and enhance our customer relationships. The reputation of our product portfolio is built on more than 100 well-respected brand names, such as AC Guard®, Air Sentry®, Amrad®, Aspen ManufacturingTM, Balco®, Cover Guard®, Deacon®, Drain Guard®, Duckt-Strip®, Dust Free®, Falcon®, Greco®, Hydrotex®, Jet-Lube®, Kopr-Kote®, Leak Freeze®, MARS®, Metacaulk®, No. 5®, OilSafe®, PF WaterWorksTM, ProAction Fluids®, PSP ProductsTM, RectorSeal®, Safe-T-Switch®, Shoemaker Manufacturing®, Smoke Guard®, TRUaire® and Whitmore®.

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

Our Outlook

We expect to maintain a strong balance sheet in fiscal year 2027, which provides us with access to capital through our cash on hand, internally-generated cash flow, and availability under our Revolving Credit Facility (“RCF”). Our capital allocation strategy continues to guide our investing decisions, with a priority to direct capital to the highest risk adjusted return opportunities, within the categories of organic growth, strategic acquisitions and the return of cash to shareholders through our share repurchase and dividend programs. With the strength of our financial position, we will continue to invest in financially and strategically attractive expanded product offerings, key elements of our long-term strategy of targeting long-term profitable growth. We will continue to invest our capital in maintaining our facilities and in continuous improvement initiatives. We recognize the importance of, and remain committed to, continuing to drive organic growth, as well as investing additional capital in opportunities with attractive risk-adjusted returns, driving increased penetration in the end markets we serve. We remain disciplined in our approach to acquisitions, particularly as it relates to our assessment of valuation, prospective synergies, diligence, cultural fit and ease of integration, especially in light of economic conditions.

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

Revenues, net

	Three Months Ended September 30,
(Amounts in thousands)	2026	2025
Revenues, net	$361,435	$276,951

	Six Months Ended September 30,
(Amounts in thousands)	2026	2025
Revenues, net	$712,085	$540,597

Net revenues for the three months ended September 30, 2026 increased $84.5 million, or 30.5%, as compared with the three months ended September 30, 2025. The increase was primarily due to the acquisitions of MARS Parts, Hydrotex, and ProAction Fluids ($56.3 million or 20.3%). Organic revenue increased $28.2 million, or 10.2%, driven by higher unit volumes and pricing actions. Net revenue increased in the HVAC/R, plumbing, general industrial, energy, mining, rail transportation, and electrical end markets.

Net revenues for the six months ended September 30, 2026 increased $171.5 million, or 31.7%, as compared with the six months ended September 30, 2025. The increase was primarily due to the acquisitions of MARS Parts, Aspen Manufacturing, Hydrotex, and ProAction Fluids ($129.3 million or 23.9%). Organic revenue increased $42.2 million, or 7.8%, driven by higher unit volumes and pricing actions. Net revenue increased in the HVAC/R, general industrial, plumbing, mining, energy, and rail transportation end markets and decreased in the architecturally-specified building products end market.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2026	2025
Gross profit	$151,924	$119,185
Gross profit margin	42.0%	43.0%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2026	2025
Gross profit	$309,285	$234,627
Gross profit margin	43.4%	43.4%

Gross profit for the three months ended September 30, 2026 increased $32.7 million, or 27.5%, as compared with the three months ended September 30, 2025. The increase was primarily a result of increased revenue, partially offset by increases in materials and freight costs. Gross profit margin of 42.0% for the three months ended September 30, 2026 decreased as compared to 43.0% for the three months ended September 30, 2025. The decrease was driven by increases in materials and freight costs and the inclusion of the MARS Parts acquisition, partially offset by pricing actions.

Gross profit for the six months ended September 30, 2026 increased $74.7 million, or 31.8%, as compared with the six months ended September 30, 2025. The increase was primarily a result of increased revenue, partially offset by increases in materials and freight costs. Gross profit margin of 43.4% for the six months ended September 30, 2026 is comparable to the six months ended September 30, 2025.

Operating Expenses

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2026	2025
Operating expenses	$76,392	$62,405
Operating expenses as a percentage of revenues, net	21.1%	22.5%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2026	2025
Operating expenses	$153,899	$122,971
Operating expenses as a percentage of revenues, net	21.6%	22.7%

Operating expenses for the three months ended September 30, 2026 increased $14.0 million, or 22.4%, as compared with the three months ended September 30, 2025. The increase was primarily due to added expenses related to the inclusion of MARS Parts, Hydrotex and ProAction Fluids in the current period, including amortization of intangible assets and the acquisition-related integration expenses. The decrease in operating expenses as a percentage of revenues was attributable to the revenue growing faster than the operating expenses, resulting from successful operating expense leverage from recent acquisitions and organic revenue growth.

Operating expenses for the six months ended September 30, 2026 increased $30.9 million, or 25.2%, as compared with the six months ended September 30, 2025. The increase was primarily due to added expenses related to the inclusion of MARS Parts, Aspen Manufacturing, Hydrotex and ProAction Fluids in the current period, including amortization of intangible assets and the acquisition-related integration expenses. The decrease in operating expenses as a percentage of revenues was attributable to the revenue growing faster than the operating expenses, resulting from successful operating expense leverage from recent acquisitions and organic revenue growth.

Operating Income

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2026	2025
Operating income	$75,532	$56,780
Operating margin	20.9%	20.5%

	Six Months Ended September 30,
(Amounts in thousands, except percentages)	2026	2025
Operating income	$155,386	$111,656
Operating margin	21.8%	20.7%

Operating income for the three months ended September 30, 2026 increased $18.8 million, or 33.0%, as compared with the three months ended September 30, 2025, as the result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above. Operating margin of 20.9% for the three months ended September 30, 2026 increased as compared to 20.5% for the three months ended September 30, 2025. The increase was driven by the decrease in operating expenses as a percentage of revenue, partially offset by the aforementioned decrease in gross profit margin.

Operating income for the six months ended September 30, 2026 increased $43.7 million, or 39.2%, as compared with the six months ended September 30, 2025, as the result of the increase in gross profit, partially offset by the increase in operating expenses, as discussed above. Operating margin of 21.8% for the six months ended September 30, 2026 increased as compared to 20.7% for the six months ended September 30, 2025. The increase was driven by the aforementioned decrease in operating expenses as a percentage of revenue.

Other Income and Expense

Net interest expense of $12.5 million for the three months ended September 30, 2026 increased $11.1 million as compared to net interest expense of $1.3 million for the three months ended September 30, 2025. Net interest expense of $25.2 million for the six months ended September 30, 2026 increased $22.9 million as compared to net interest expense of $2.3 million for the six months ended September 30, 2025. The increase in the three and six months ended September 30, 2026 was due to the increased average borrowing under our RCF and TLA to fund the acquisitions (discussed in Note 2) and share repurchasing activities (discussed in Note 12), as well as elevated interest rate.

Other income, net was less than $0.1 million for each of the three months ended September 30, 2026 and 2025. Other expense, net of $0.2 million for the six months ended September 30, 2026 changed $0.7 million, as compared to the other income, net of $0.5 million for the six months ended September 30, 2025. The change in the six months ended September 30, 2026 was primarily due to the foreign currency gains/losses related to transactions in currencies other than functional currencies, as well as a non-cash $0.3 million tax indemnification asset related to the Falcon acquisition that was released and recognized in other expense during the six months ended September 30, 2026.

Provision for Income Taxes and Effective Tax Rate

For the three months ended September 30, 2026, we earned $63.1 million from operations before taxes and recognized income tax expenses of $15.2 million, resulting in an effective tax rate of 24.1%. For the six months ended September 30, 2026, we earned $130.0 million from operations before taxes and recognized income tax expenses of $32.3 million, resulting in an effective tax rate of 24.9%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2026 primarily due to state income tax (net of federal benefit), executive compensation limitations, and Net Controlled Foreign Corporation Tested Income (“NCTI”); offset by benefits of discounts on purchased energy tax credits, foreign tax credits, foreign-derived deduction-eligible income (“FDDEI”), and excess tax deductions related to equity compensation.

For the three months ended September 30, 2025, we earned $55.5 million from operations before taxes and recognized income tax expenses of $14.7 million, resulting in an effective tax rate of 26.4%. For the six months ended September 30, 2025, we earned $109.9 million from operations before taxes and recognized income tax expenses of $27.9 million, resulting in an effective tax rate of 25.4%. The provision for income taxes differed from the statutory rate for the three and six months ended September 30, 2025 primarily due to state income tax (net of federal benefit), executive compensation limitations, and NCTI; offset by adjustment to tax payable, foreign tax credits, excess tax deductions related to equity compensation and FDDEI.

The Company expects $6.3 million of reserves for uncertain tax positions to either be settled or expire within the next 12 months as the statutes of limitations expire. We are under examination by the state of New York for the fiscal years ended March 31, 2024 through March 31, 2025. We have not been notified of any material adjustments.

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

	Three Months Ended September 30,
(Amounts in thousands)	2026	2025
Revenues, net	$285,790	$208,468
Operating income	69,692	53,375
Operating margin	24.4%	25.6%

	Six Months Ended September 30,
(Amounts in thousands)	2026	2025
Revenues, net	$561,798	$405,208
Operating income	144,708	106,133
Operating margin	25.8%	26.2%

Net revenues for the three months ended September 30, 2026 increased $77.3 million, or 37.1%, as compared with the three months ended September 30, 2025. The increase was primarily due to the MARS Parts acquisition ($50.5 million or 24.2%). Organic revenue increased $26.8 million, or 12.9%, due to higher unit volumes and pricing actions. Net revenue increased in the HVAC/R, plumbing, architecturally-specified building product, and electrical end markets.

Net revenues for the six months ended September 30, 2026 increased $156.6 million, or 38.6%, as compared with the six months ended September 30, 2025. The increase was primarily due to the acquisitions of MARS Parts and Aspen Manufacturing ($118.2 million or 29.2%). Organic revenue increased $38.4 million, or 9.5%, due to higher unit volumes and pricing actions. Net revenue increased in the HVAC/R, plumbing, and architecturally-specified building product end markets.

Operating income for the three months ended September 30, 2026 increased $16.3 million, or 30.6%, as compared with the three months ended September 30, 2025. The increase was primarily due to the increased revenue, which more than offset higher materials and freight costs and incremental spend related to the integration of completed acquisitions. Operating income margin of 24.4% for the three months ended September 30, 2026 decreased as compared to 25.6% for the three months ended September 30, 2025. This decrease was due to higher materials and freight costs partially offset by pricing actions, acquisition integration costs, and the inclusion of the MARS Parts acquisition.

Operating income for the six months ended September 30, 2026 increased $38.6 million, or 36.3%, as compared with the six months ended September 30, 2025. The increase was primarily due to the increased revenue, which more than offset higher materials and freight costs and incremental spend related to the integration of completed acquisitions. Operating income margin of 25.8% for the six months ended September 30, 2026 decreased as compared to 26.2% for the six months ended September 30, 2025. This decrease was due to higher materials and freight costs partially offset by pricing actions, as well as acquisition integration costs and the inclusion of recent acquisitions.

Specialized Reliability Solutions Segment Results

The Specialized Reliability Solutions segment provides products for increasing reliability, efficiency, performance and lifespan of industrial assets and solving equipment maintenance challenges.

	Three Months Ended September 30,
(Amounts in thousands)	2026	2025
Revenues, net	$49,509	$38,806
Operating income	8,927	5,093
Operating margin	18.0%	13.1%

	Six Months Ended September 30,
(Amounts in thousands)	2026	2025
Revenues, net	$97,703	$75,613
Operating income	16,980	10,336
Operating margin	17.4%	13.7%

Net revenues for the three months ended September 30, 2026 increased $10.7 million, or 27.6%, as compared to the three months ended September 30, 2025. The increase was primarily due to the acquisitions of Hydrotex and ProAction Fluids ($5.8 million or 14.9%). Organic revenue increased $4.9 million, or 12.7% due to higher unit volume and pricing actions. Net revenue increased in the general industrial, energy, mining, and rail transportation end markets.

Net revenues for the six months ended September 30, 2026 increased $22.1 million, or 29.2%, as compared to the six months ended September 30, 2025. The increase was primarily due to the acquisitions of Hydrotex and ProAction Fluids ($11.1 million or 14.7%). Organic revenue increased $11.0 million, or 14.5% due to higher unit volume and pricing actions. Net revenue increased in the general industrial, mining, energy, and rail transportation end markets.

Operating income for the three months ended September 30, 2026 increased $3.8 million or 75.3% as compared to the three months ended September 30, 2025. The increase was primarily due to the increased revenue, which more than offset higher freight, materials costs and acquisition integration expenses. Operating income margin of 18.0% for the three months ended September 30, 2026 increased as compared to 13.1% for the three months ended September 30, 2025, benefiting from improved operating leverage from the recent acquisitions and higher organic volume, pricing actions and a mix shift toward higher-margin products, partially offset by higher freight and materials costs and acquisition integration expenses.

Operating income for the six months ended September 30, 2026 increased $6.6 million or 64.3% as compared to the six months ended September 30, 2025. The increase was primarily due to the increased revenue, which more than offset higher freight and materials costs and acquisition integration expenses. Operating income margin of 17.4% for the six months ended September 30, 2026 increased as compared to 13.7% for the six months ended September 30, 2025, benefiting from improved operating leverage from the recent acquisitions and higher organic volume, pricing actions and a mix shift toward higher-margin products, partially offset by higher freight and materials costs and acquisition integration expenses.

Engineered Building Solutions Segment Results

The Engineered Building Solutions segment provides primarily code-driven, life-safety products that are engineered to provide aesthetically-pleasing solutions for the construction, refurbishment and modernization of commercial, institutional and multi-family residential buildings.

	Three Months Ended September 30,
(Amounts in thousands)	2026	2025
Revenues, net	$28,373	$31,914
Operating income	3,418	4,831
Operating margin	12.0%	15.1%

	Six Months Ended September 30,
(Amounts in thousands)	2026	2025
Revenues, net	$57,311	$63,809
Operating income	7,992	8,830
Operating margin	13.9%	13.8%

Net revenues for the three months ended September 30, 2026 decreased $3.5 million or 11.1% as compared to the three months ended September 30, 2025 due to lower business activity while the exit of the Greco businesses is in progress (“Greco Exit”), partially offset by pricing and slight volume growth in the remaining business.

Net revenues for the six months ended September 30, 2026 decreased $6.5 million or 10.2% as compared to the six months ended September 30, 2025 due to lower business activity during the Greco Exit, partially offset by volume growth and pricing in the remaining business.

Operating income for the three months ended September 30, 2026 decreased $1.4 million, or 29.3%, as compared with the three months ended September 30, 2025. Operating income margin of 12.0% for the three months ended September 30, 2026 decreased as compared to 15.1% for the three months ended September 30, 2025. The decreases in operating income and operating income margin are due to the aforementioned decrease in business activity during the Greco Exit.

Operating income for the six months ended September 30, 2026 decreased $0.8 million, or 9.5%, as compared with the six months ended September 30, 2025. The decrease was due to the aforementioned decrease in business activity during the Greco Exit, partially offset by the improvement in the Smoke Guard business, reflecting successful execution of materials sourcing strategies and improved quality control that eliminated certain warranty costs incurred in prior period. Operating income margin of 13.9% for the six months ended September 30, 2026 increased slightly as compared to 13.8% for the six months ended September 30, 2025 as the aforementioned Smoke Guard strategies and mix shift toward the higher-margin Smoke Guard business, mostly offset by the impact from the Greco Exit.

LIQUIDITY AND CAPITAL RESOURCES

General

Existing cash on hand, cash generated by operations and borrowings available under our RCF (“Revolver Borrowings”) are our primary sources of short-term liquidity. Our ability to consistently generate strong cash flow from our operations is one of our most significant financial strengths: it enables us to invest in our people and our brands, make capital investments and strategic acquisitions, provide a cash dividend program, and from time-to-time, repurchase shares of our common stock. Additionally, we use our Revolver Borrowings to support our working capital requirements, capital expenditures and strategic acquisitions. We seek to maintain adequate liquidity to meet working capital requirements, fund capital expenditures, make scheduled interest payments on debt and meet our contingent consideration obligations. Absent a material deterioration of market conditions, we believe that cash flows from operating activities and financing activities (which would primarily consist of Revolver Borrowings), will provide adequate resources to satisfy our working capital, scheduled interest and principal payments on debt, anticipated dividend payments, periodic share repurchases, contingent consideration obligations and anticipated capital expenditure requirements for both our short-term and long-term needs.

Cash Flow Analysis

	Six Months Ended September 30,
(Amounts in thousands)	2026	2025
Net cash provided by operating activities	$171,049	$122,467
Net cash used in investing activities	(9,878)	(331,439)
Net cash (used in) provided by financing activities	(157,204)	15,141

Our cash balance (including cash and cash equivalents) at September 30, 2026 was $37.2 million, as compared with $33.8 million at March 31, 2026.

For the six months ended September 30, 2026, our cash provided by operating activities was $171.0 million, as compared with $122.5 million for six months ended September 30, 2025.

•Working capital provided cash for the six months ended September 30, 2026 due to higher accounts payable and other current liabilities ($43.7 million), partially offset by higher inventory ($11.0 million), higher prepaid expenses and other current assets ($7.9 million) and higher accounts receivable ($6.6 million).
•Working capital provided cash for the six months ended September 30, 2025 due to lower accounts receivable ($11.7 million) and higher accounts payable and other current liabilities ($7.3 million), partially offset by higher inventories ($10.1 million) and higher prepaid and other current assets ($5.7 million).

Cash flows used in investing activities during the six months ended September 30, 2026 were $9.9 million, as compared with $331.4 million used in investing activities for the six months ended September 30, 2025.

•Capital expenditures during the six months ended September 30, 2026 and 2025 were $9.5 million and $6.0 million, respectively. Our capital expenditures have been focused on capacity expansion (including $0.7 million and $0.6 million during the current and prior year periods for the Whitmore JV), new product introductions, continuous improvement and automation of manufacturing facilities and enterprise resource planning systems.
•During the six months ended September 30, 2026, $0.6 million was paid for a product acquisition with an additional $2.7 million in deferred consideration.
•During the six months ended September 30, 2025, we acquired Aspen Manufacturing for an aggregate purchase price of $327.6 million, including $313.5 million in cash consideration and a working capital adjustment of $14.1 million, as discussed in Note 2 to our consolidated financial statements included in this Quarterly Report.

Cash flows (used in) provided by financing activities during the six months ended September 30, 2026 and 2025 were $(157.2) million and $15.1 million, respectively.

•Net borrowings (repayments) on our RCF and TLA (as discussed in Note 8 to our consolidated financial statements included in this Quarterly Report) of $(105.0) million and $60.0 million during the six months ended September 30, 2026 and 2025, respectively.
•As discussed in Note 12 to our consolidated financial statements included in this Quarterly Report, repurchases of shares under our share repurchase program of $29.3 million and $23.0 million during the six months ended September 30, 2026 and 2025, respectively.
•In connection with the vesting of equity awards under our Long Term Incentive Plan, $10.9 million and $4.4 million were tendered by employees to satisfy minimum tax withholding requirements during the six months ended September 30, 2026 and 2025, respectively.
•Payments of $2.8 million of underwriting discounts and fees in connection with our Third Amended and Restated Credit Agreement during the six months ended September 30, 2025, as discussed in Note 8 to our consolidated financial statements included in this Quarterly Report.
•Dividend payments of $9.8 million and $9.1 million during the six months ended September 30, 2026 and 2025, respectively.

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

Financing

Credit Facilities

See Note 8 to our consolidated financial statements included in this Quarterly Report for a discussion of our indebtedness.  We were in compliance with all covenants as of September 30, 2026. See Note 10 to our consolidated financial statements included in this Quarterly Report for a discussion of our interest rate swaps.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our consolidated financial statements were discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. No significant changes to these policies, as described in our Annual Report, have occurred in the six months ended September 30, 2026.

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

Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our consolidated financial condition and results of operations.  This is not to suggest that other general risk factors, such as changes in worldwide demand, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial condition, results of operations and cash flows in future periods. See “Cautionary Note Regarding Forward-Looking Statements” below.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements for a number of important factors, including those listed under “Risk Factors” in our Annual Report and in this Quarterly Report. You should not put undue reliance on any forward-looking statements in this Quarterly Report. We assume no obligation to update or revise these forward-looking statements, except as required by law.

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

Variable Rate Indebtedness

We are subject to interest rate risk on our variable rate indebtedness. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. From time to time, we manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. On November 4, 2025, we entered into an interest rate swap to hedge our exposure to variability in cash flows from interest payments on the first $300.0 million of borrowings under the TLA. At September 30, 2026, we had $466.5 million in unhedged variable rate indebtedness with an average interest rate of 5.9%, each quarter point change in interest rates would result in a change of approximately $1.2 million in our interest expense on an annual basis.

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

Foreign Currency Exchange Rate Risk

We conduct an immaterial portion of our operations outside of the U.S. in currencies other than the U.S. dollar. Our non-U.S. operations are conducted primarily in their local currencies, which are also their functional currencies, and include the Australian dollar, British pound, Canadian dollar and Vietnamese dong.  Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than our operations’ functional currency. We recognized foreign currency transaction net gain (loss) of $(0.4) million and $0.6 million for the six months ended September 30, 2026 and 2025, respectively, which are included in other expense, net on our Consolidated Statements of Income. We realized a net gain (loss) associated with foreign currency translation gain (loss) of

$0.1 million and $0.1 million for the six months ended September 30, 2026 and 2025, respectively, which are included in accumulated other comprehensive income (loss).

Based on a sensitivity analysis at September 30, 2026, a 10% change in the foreign currency exchange rates for the six months ended September 30, 2026 would have impacted our net earnings by approximately 4%.  This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar revenue volumes or prices.

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

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The disclosure contained in Note 14 to our consolidated financial statements included in “Item 1. Financial Statements” of Part I of this Quarterly Report is incorporated by reference into this “Item 1. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are from time to time named defendants in certain lawsuits incidental to our business, including product liability claims that are insured, subject to applicable deductibles, and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note 12 to our consolidated financial statements included in “Item 1. Financial Statements” of Part I of this Quarterly Report includes a discussion of our share repurchase programs. The following table represents the number of shares repurchased during the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Program (a)
					(in millions)
July 1 - 31	9,347	(a)	$277.96	9,347	$89.6
August 1 - 31	4,958	(a)	335.49	4,958	88.0
September 1 - 30	5,323	(a)	296.82	5,323	86.4
Total	19,628			19,628

(a) On November 18, 2024, we announced that our Board of Directors authorized a new program to repurchase up to $200.0 million of our common stock, which replaced the prior $100.0 million program. On December 15, 2025, we announced an expansion of our current share repurchase program authorization from $200.0 million to $250.0 million. Under the current program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. Our Board of Directors has established an expiration date of December 31, 2026, for completion of the current repurchase program; however, the program may be limited or terminated at any time at our discretion without notice. A total of 630,719 shares have been repurchased under the current program.

Item 5. Other Information.

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

CSW INDUSTRIALS, INC.

October 29, 2026	/s/ Joseph B. Armes
Joseph B. Armes
Chief Executive Officer (Principal Executive Officer)

October 29, 2026	/s/ James E. Perry
James E. Perry
Chief Financial Officer (Principal Financial Officer)